Form 10-K
period 1998-12-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 1999-03-31
CIK 1070778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998
                                       or
         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File No. 000-25365

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             (Exact name of Registrant as specified in its charter)

       The Netherlands                                                                 98-0191997
(State or other jurisdiction of                                                     (I.R.S. Employer
incorporation or organization)                                                     Identification No.)

Fred. Roeskestraat 123, P.O. Box 74763
1070 BT Amsterdam, The Netherlands                                                       1070 BT
(Address of principal executive offices)                                               (Zip Code)

     Registrant's telephone number, including area code:  (31) 20-778-9840

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

        American Depository Shares each representing one ordinary share

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  X
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---
       The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 26, 1999 was $1,764.6 billion.

       The number of shares outstanding of the Registrant's common stock as of March 26, 1999 was:

                    129,246,223 ordinary shares, including
              shares represented by American Depository Receipts

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


                               Table of Contents
                               -----------------

                                                                           Page
                                                                          Number
                                                                          ------

                                    PART I

Item 1.  Business.......................................................     1

Item 2.  Properties.....................................................    36

Item 3.  Legal Proceedings..............................................    37

Item 4.  Submission of Matters to a Vote of Security Holders............    38


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters............................................    39

Item 6.  Selected Financial Data........................................    40

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................    42

Item 7A. Quantitative and Qualitative Disclosure About Market Risk......    63

Item 8.  Financial Statements and Supplementary Data....................    66

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.......................................   105


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.............   106

Item 11. Executive Compensation.........................................   110

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.................................................   114

Item 13. Certain Relationships and Related Transactions.................   115


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.......................................................   119

                                    PART I


Item 1.  Business
         --------

(a)  General Development of Business
---  -------------------------------

   United Pan-Europe Communications N.V. owns and operates cable-based communications networks in ten countries in Europe and in Israel. We provide cable television services. Some of our systems also provide telephone and Internet access services. Our systems together have the largest number of subscribers of any group of broadband communications networks operated across Europe. We have systems in The Netherlands, Austria, Norway, Belgium and France. These systems are strategically located in the capital cities of Amsterdam, Vienna, Oslo, Brussels and suburban Paris. We also have systems in Israel, Malta and Eastern Europe. We are a subsidiary of United International Holdings, Inc., a leading international provider of video, telephone and data services.

   We operated from July 1995 to December 1997 as a 50/50 joint venture between UIH and Philips. At the formation of the joint venture in July 1995, Philips contributed to us, among other things, its majority interests in cable television systems in Austria and Belgium, and its minority interests in cable television systems in France, called Citecable, Germany and The Netherlands, called KTE. UIH contributed to us its minority interests in cable television systems in Hungary, Ireland, Israel, Malta, Norway, Spain and Sweden, and its majority interest in the Czech Republic and Portugese systems, and $78.2 million in cash, including accrued interest. UIH also issued to Philips $50.0 million of UIH common stock. In addition, Philips received convertible notes of UPC totalling $133.6 million to make up the difference in values between the assets contributed by UIH and the assets contributed by Philips.

   On December 11, 1997, we and UIH acquired the 50% of our ordinary shares held by Philips. As part of this acquisition, we purchased 3.17 million shares of Class A Common Stock of UIH held by Philips and we and UIH purchased all of our convertible notes back from Philips. Following this acquisition and until our initial public offering in February 1999, we became essentially a wholly-owned subsidiary of UIH, other than approximately 7.7% of our stock held by a foundation to support our stock option plans to employees.

   Since formation, we have developed largely through acquisitions. Our major acquisitions have included:

   . a 50% interest in the A2000 system in the City of Amsterdam and four surrounding municipalities in July 1995;

   . the remaining 96.2% of the KTE system located in Eindhoven, The Netherlands, in September 1995;

   . increasing our interest in Norkabel (Norway) from 8.3% to 100%, Kabelkom (Hungary) from 3.9% to effectively 50% and the Swedish system from 2.1% to 25.9% in September 1996;

   . all of the Janco cable system in Oslo in two parts in January 1997 and November 1998;

   . 100% of the Combivisie cable television systems in the region surrounding our KTE system in The Netherlands, effective January 1, 1998;

   . various interests in Hungarian cable television systems in June 1998, resulting in a 79.25% interest in Telekabel Hungary, Hungary's largest cable television operator;

   . 100% of the Telekabel Beheer cable television system in the Netherlands in two parts in August 1998 and February 1999;

   . an additional 23.3% and 25.0% interests in our Israeli and Maltese systems; and

   .  interests in various programming companies.

   We have also sold our unconsolidated interests in certain cable television systems in France (Citecable), Germany, Spain, Sweden and Ireland, and our consolidated interest in Portugal.

   We believe the European telecommunications market offers significant growth opportunities. Most European Union member countries and Norway had opened their telephone industries to competition by January 1, 1998. This liberalization means that new providers can offer telephone and other telecommunications services. Due to this change in regulation and technological advances, a single cable link to the home can deliver video, telephone and Internet/data services. We can now offer all three services as an integrated package in the markets where we have upgraded our network. We have already begun to do so in some markets.

   We plan to offer local telephone services, called Priority Telecom in our Austrian, Dutch, French and Norwegian systems. We use the name Nedpoint for these services in A2000, the Amsterdam system. A2000 has offered cable telephone services since July 1997. In November 1998, we launched cable telephone service on a trial basis in Vienna and in March 1999 in suburban Paris and in Oslo.

   We have launched in Austria, Belgium, The Netherlands and Norway a service giving high-speed access to the Internet through cable modems. Cable modem technology can provide Internet access at speeds up to 100 times faster than traditional modems using telephone lines.

   Since 1994, we have been upgrading our Western European cable television infrastructure. When we upgrade, we replace parts of the coaxial cable with fiber optic lines and upgrade the remaining coaxial cable so that it can send signals both to and from the customer's home. By December 31, 1998, the upgraded parts of our networks in Austria, Belgium, The Netherlands and France passed about 60% of the 2.6 million homes passed by those networks.

(b)  Financial Information About Industry Segments

   We own and operate cable television, telephone, Internet/data services and programming operations in various foreign countries. For financial information concerning such business segments, see the footnotes to our financial statements included in Item 8 "Financial Statements and Supplementary Data."

(c)  Narrative Description of Business

   We own and operate cable-based communications networks in ten countries in Europe and in Israel. We provide cable television services. Some of our systems also provide telephone and Internet access services. Today, our systems, taken together, have the largest number of subscribers of any group of broadband communications networks operated across Europe.

   The diagram below summarizes our operations and equity ownership percentages in our operating systems on December 31, 1998. In February 1999, we bought from UIH 33.5% of IPS, a group of programming companies focusing on the Spanish- and Portuguese-speaking markets. We also purchased the 49% that we did not own of our Dutch holding company, United Telekabel Holding, in February 1999. We recently agreed to buy 95.63% of the 156,000 subscriber, Slovakian system, based in Bratislava and surrounding cities, and expect to close this purchase by the end of the second quarter of 1999. We also recently agreed to buy the French cable assets from Time Warner. These French systems are located in suburban Paris and Lyon, and in Limoges. The number of homes passed and subscribers is 210,000 and 64,000 respectively. We expect to close this purchase in the third quarter of 1999.

---------------------------------------------------------------
             United Pan-Europe Communications N.V.
---------------------------------------------------------------

                   Operating Systems                                    Business Lines

   Consolidated                       Unconsolidated
     Systems                             Systems
Austria                             The Netherlands 51%                 Video Distribution and
Telekabel Group 95%                 United Telekabel                    Programming Services
                                    Holding
Belgium        100%                                                     Telephony Services
TVD                                 A2000           50%                 Priority Telecom

Norway         100%                 CNBH Telekabel 100%                 Internet/Data Services
Janco Multicom                      Beheer                              chello broadband

France        99.6%                 Israel Tevel  46.6%
Mediareseaux
                                    Malta Melita    50%
                                    Cable


Eastern Europe

Hungary: Telekabel -  79.25%
         Monor     -  44.75%
Czech Republic     -    100%
Romania            - 51-100%
Slovak Republic    - 75-100%



                      Summary Operating and Financial Data

   In the tables below, we show the percentage we own of our operating systems, as well as operating and financial information for those systems for each of the last two years. When we refer to information as ''UPC equity in'' we mean that we have multiplied the statistic for each operating system by our percentage ownership of that system. Some of our percentage ownerships of operating systems have changed since the date of this table. In February 1999 we increased our ownership of UTH to 100% and A2000 to 50%.

Summary Operating Data 1998

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                       As at December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                Homes in                              Two way
                                Service              Homes             Homes           Basic              Basic
                                  Area               Passed            Passed       Subscribers        Penetration
-----------------------------------------------------------------------------------------------------------------------------------
Multi-channel TV:

 The Netherlands (A2000)...      578,500              572,936          386,109         529,067            92.3%
 The Netherlands (UTH) (1).      943,027              914,737          484,133         867,800            94.9%
 Austria...................    1,073,297              900,350          516,700         454,957            50.5%
 Hungary (Telekabel
  Hungary) (2).............      901,500              510,622              -           442,567            86.7%
 Israel....................      595,000              575,976          363,819         402,355            69.9%
 Norway....................      529,924              463,235           15,803         323,387            69.8%
 Belgium...................      133,000              133,000           91,735         127,398            95.8%
 Malta.....................      179,000              162,996              -            70,363            43.2%
 Romania...................      180,000               98,174              -            61,999            63.2%
 Czech Republic............      229,531              151,716              -            54,153            35.7%
 Hungary (Monor) (3).......       85,000               68,339              -            30,623            44.8%
 France....................      150,O00               74,623           74,623          29,107            39.0%
 Slovak Republic...........       67,959               37,641              -            21,044            55.9%
                               ---------            ---------        ---------       ---------
      Total................    5,645,738            4,664,345        1,932,922       3,414,820
                               ---------            ---------        ---------       ---------

                                                       As at December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                        UPC               UPC               UPC
                                   UPC               Equity in         Equity in         Equity in
                                 Paid-in              Homes in           Homes             Basic
                                 Ownership          Service Area        Passed          Subscribers
-----------------------------------------------------------------------------------------------------------------------------------
Multi-channel TV:

 The Netherlands (A2000)...        25.5%                147,518         146,099           134,912
 The Netherlands (UTH) (1).        51.0%                480,944         466,516           442,578
 Austria...................        95.0%              1,019,632         855,333           432,209
 Hungary (Telekabel
  Hungary) (2).............        79.3%                714,439         404,668           350,734
 Israel....................        46.6%                277,270         268,405           187,497
 Norway....................       100.0%                529,924         463,235           323,387
 Belgium...................       100.0%                133,000         133,000           127,398
 Malta.....................        50.0%                 89,500          81,498            35,182
 Romania...................  51.0-100.0%                165,300          84,209            51,282
 Czech Republic............       100.0%                229,531         151,716            54,153
 Hungary (Monor) (3).......        44.8%                 38,080          30,616            13,719
 France....................        99.6%                149,400          74,325            28,991
 Slovak Republic...........    75.0-100%                 62,499          33,380            18,209
                                                      ---------       ---------         ---------
      Total................                           4,037,037       3,193,000         2,200,251
                                                      ---------       ---------         ---------



                                                                           As at December 31, 1998
                                                     --------------------------------------------------------------------
                                                               Subscribers                            Lines Served
                                                     ----------------------------           -----------------------------
                                                     Residential       Businesses           Residential        Businesses
                                                     -----------       ----------           -----------        ----------
Telephony

 The Netherlands (A2000)
  (4)......................                               18,111                3                19,850               830

 The Netherlands (UTH) (1)
  (5)......................                               20,500               72                20,500                 -

 Hungary (Monor) (3).......                                    -                -                69,244                 -
                                                     -----------         --------           -----------          --------
   Total...................                               38,611               75               109,594               830
                                                     ===========         ========           ===========          ========

Dataservices

 The Netherlands (A2000)...                                8,128              253                   n/a               n/a

 The Netherlands (UTH) (1).                                3,379                -                   n/a               n/a

 Austria...................                                9,054              603                   n/a               n/a

 Norway....................                                  768                -                   n/a               n/a

 Belgium...................                                1,869              284                   n/a               n/a
                                                     -----------         --------           -----------          --------
   Total...................                               23,198            1,140                   n/a               n/a
                                                     -----------         --------           -----------          --------

                                                                                As at December 31, 1998
                                                     -----------------------------------------------------------------------
                                                                      UPC             UPC           UPC            UPC
                                                        UPC        Equity in       Equity in      Equity in     Equity in
                                                      Paid-in     Residential       Business     Residential  Business Lines
                                                     Ownership    Subscribers     Subscribers   Lines Served      Served
                                                     ---------    -----------     -----------   ------------  --------------

Telephony

 The Netherlands (A2000)
  (4)......................                               25.5%         4,618               1          5,062             212

 The Netherlands (UTH) (1)
  (5)......................                               51.0%        10,455              37         10,455               -

 Hungary (Monor) (3).......                               44.8%             -               -         30,987               -
                                                                  -----------     -----------   ------------  --------------
   Total...................                                            15,073              38         46,504             212
                                                                  ===========     ===========   ============  ==============

Dataservices

 The Netherlands (A2000)...                               25.5%         2,073              65            n/a             n/a

 The Netherlands (UTH) (1).                               51.0%         1,723               -            n/a             n/a

 Austria...................                               95.0%         8,601             573            n/a             n/a

 Norway....................                              100.0%           768               -            n/a             n/a

 Belgium...................                              100.0%         1,869             284            n/a             n/a
                                                                  -----------     -----------   ------------  --------------
   Total...................                                            15,034             922            n/a             n/a
                                                                  -----------     -----------   ------------  --------------


Summary Financial Data 1998 (6)

                                                                                                                   At
                                           For the twelve months period ending December, 31, 1998               December
                                 ------------------------------------------------------------------------------    31,
                                                                                          Cash flows from         1998
                                              Net                                  ---------------------------- -------
                                           Operating     Net    Adjusted   Capital  Oper-   Invest-               Long-
                                            Income/    Income/   EBITDA    Expend-  ating     ing    Financing    Term
                                  Revenue    (loss)     (loss)     (7)     itures  Activies Activies Activities   Debt
                                 --------- ---------   -------  --------   ------- -------- -------- ---------- -------
                                                             (Dutch guilders, in thousands)

 The Netherlands (A2000)...        123,622   (39,980)  (64,890)   32,022   114,308   55,52  110,574    48,550   467,430
 The Netherlands (UTH) (1).         99,122    (9,636)  (49,374)   29,854   121,384  (1,853) 141,092   130,326   232,727
 Austria...................        177,151     1,523    (9,322)   81,012    82,501  73,410   62,223   (28,924)  213,503
 Hungary (Telekabel
  Hungary) (2).............         27,706     1,650       132     9,989    13,386  13,912   19,495     9,919    29,381
 Israel....................        304,533    66,715     9,416   168,238    61,107  87,595  583,660   497,953   531,427
 Norway....................         92,671   (32,291)  (67,124)   33,048    51,193   9,353   51,163    21,711   134,515(8)
 Belgium...................         36,782    (8,817)  (15,276)   13,263    19,759  29,996   30,487       (56)        -
 Malta.....................         30,010     5,862     1,868    11,337    21,387  14,705   21,387     8,592    46,223
 Romania...................          4,161     1,454       609     1,905     1,153     423    1,289     1,076         -
 Czech Republic............          8,909   (10,668)   (6,871)   (1,887)    1,041  (5,469)   1,384     7,307         -
 Hungary (Monor)...........         35,647    14,659     3,939    22,551     9,892  17,121   13,117     5,350    78,540
 France....................          8,058     9,620   (13,163)   (5,077)   52,394   3,377   52,486    50,245    40,334(9)
 Slovak Republic...........          1,652    (3,068)   (3,758)   (1,736)    5,663    (709)  10,689    11,567         -

                                       6

Summary Operating Data 1997

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                       As at December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                Homes in                              Two way
                                Service              Homes             Homes           Basic              Basic
                                  Area               Passed            Passed       Subscribers        Penetration
-----------------------------------------------------------------------------------------------------------------------------------
Multi-channel TV:

 The Netherlands (A2000)...      572,000              565,740          125,180         518,160            91.6%
 The Netherlands (KTE).....       98,393               95,442           90,000          90,671            95.0%
 Austria...................    1,064,000              890,305          339,900         435,859            49.0%
 Hungary (Kabelkom)........      300,000              290,690              -           266,775            91.8%
 Israel....................      360,000              350,392          350,392         241,874            69.0%
 Norway....................      529,924              457,551            5,171         319,654            69.9%
 Ireland (Princes Holdings)      355,000              350,989              -           136,160            38.8%
 Belgium...................      133,000              133,000           27,600         127,529            95.9%
 Malta.....................      179,000              153,917              -            58,033            37.7%
 Romania...................      150,000               69,620              -            40,188            57.7%
 Czech Republic............      271,100              145,650              -            51,571            35.4%
 France....................       86,000               28,267           28,267           6,758            23.9%
 Slovak Republic...........       36,239               22,193              -            18,476            83.3%
                               ---------            ---------        ---------       ---------
      Total................    4,134,656            3,553,756          966,510       2,311,708
                               ---------            ---------        ---------       ---------

                                                       As at December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                        UPC               UPC               UPC
                                   UPC               Equity in         Equity in         Equity in
                                 Paid-in              Homes in           Homes             Basic
                                 Ownership          Service Area        Passed          Subscribers
-----------------------------------------------------------------------------------------------------------------------------------
Multi-channel TV:

 The Netherlands (A2000)...        50.0%                286,000         282,870           259,080
 The Netherlands (KTE).....       100.0%                 98,393          95,442            90,671
 Austria...................        95.0%              1,010,800         845,790           414,066
 Hungary (Kabelkom)........        50.0%                150,000         145,345           133,388
 Israel....................        23.3%                 83,880          81,641            56,357
 Norway....................        87.3%                462,624         399,442           279,058
 Ireland (Princes Holdings)        20.0%                 71,000          70,198            27,232
 Belgium...................       100.0%                133,000         133,000           127,529
 Malta.....................        25.0%                 44,750          38,479            14,508
 Romania...................  90.0-100.0%                143,000          67,498            39,428
 Czech Republic............       100.0%                271,100         145,650            51,571
 France....................        99.6%                 85,656          28,154             6,731
 Slovak Republic...........    75.0-100%                 30,779          18,030            14,987
                                                      ---------       ---------         ---------
      Total................                           2,870,982       2,351,539         1,514,606
                                                      ---------       ---------         ---------


                                                          As at December 31, 1997
                                      -------------------------------------------------------------
                                            Subscribers              Lines served            UPC
                                      -----------------------   -----------------------    Paid-in
                                      Residential  Businesses   Residential  Businesses   Ownership
                                      -----------  ----------   -----------  ----------   ---------
Telephony

  The Netherlands (A2000)............       3,222          33         3,473          56     50.0%
                                      -----------  ----------   -----------  ----------
    Total............................       3,222          33         3,473          56
                                      ===========  ==========   ===========  ==========
Data Services

  The Netherlands (A2000)..........           450          --           n/a         n/a     50.0%

  Austria..........................         1,177          21           n/a         n/a     95.0%

  Norway...........................           129           4           n/a         n/a     87.3%

  Belgium..........................           214          42           n/a         n/a    100.0%
                                      -----------  ----------   -----------  ----------
    Total..........................         1,970          67           n/a         n/a
                                      -----------  ----------   -----------  ----------

                                                          As at December 31, 1997
                                      -------------------------------------------------------------
                                           UPC          UPC           UPC               UPC
                                       Equity in    Equity in     Equity in         Equity in
                                      Residential    Business    Residential      Business Lines
                                      Subscribers  Subscribers   Lines Served          Served
                                      -----------  -----------   ------------   -------------------
Telephony

  The Netherlands (A2000)..........         1,611           17          1,737                    28
                                      -----------  -----------   ------------   -------------------
    Total..........................         1,611           17          1,737                    28
                                      ===========  ===========   ============   ===================
Data Services

  The Netherlands (A2000)..........           225           --            n/a                   n/a

  Austria..........................         1,118           20            n/a                   n/a

  Norway...........................           113            3            n/a                   n/a

  Belgium..........................           214           42            n/a                   n/a
                                      -----------  -----------   ------------   -------------------
    Total..........................         1,670           65            n/a                   n/a
                                      -----------  -----------   ------------   -------------------

Summary Financial Data 1997


                                                                      For the twelve months period ending December 31, 1997
                                                                ---------------------------------------------------------------
                                                                             Net             Net
                                                                          Operating        Income/      Adjusted     Capital
                                                                Revenue  Income/(loss)     (loss)       EDITDA(7)  Expenditures
                                                                -------  -------------     -------      ---------  ------------
                                                                                  (Dutch guilders, in thousands)
The Netherlands (A2000).....................                    101,450    (17,083)         (24,008)      33,763      120,242

The Netherlands (KTE).......................                     20,669      2,156           (1,549)      12,719        7,953

Austria.....................................                    162,783     16,928          (10,718)      80,508       59,913

Hungary (Kabeikom)..........................                     32,717     11,660            2,806       14,857       11,213

Israel......................................                    215,031     56,256           32,217      117,738       33,988

Norway......................................                     91,529    (27,885)         (74,649)      37,099       20,647

Ireland (Princes Holdings)..................                     70,229      7,646           (4,867)      25,527       18,903

Belgium.....................................                     38,738     (3,869)         (11,465)      14,596       11,584

Malta.......................................                     23,099      4,363              358        9,755        6,364

Romania.....................................                      2,192      1,049              595        1,359          857

Czech Republic..............................                      7,492    (13,116)         (21,591)      (6,730)       4,214

France......................................                      2,526     (5,933)          (7,125)      (4,472)      22,809

Slovak Republic.............................                      1,547     (1,826)          (1,366)      (1,011)       2,799


                                                                      For the twelve months        At December 31,
                                                                 peiod ending December 31, 1997          1997
                                                                -------------------------------------------------
                                                                        Cash flows from
                                                                ----------------------------------       Long-
                                                                Operating   Investing   Financing        Term
                                                                Activities  Activities  Activities       Debt
                                                                ----------  ----------  ----------     ----------
                                                                           (Dutch guilders, in thousands)

The Netherlands (A2000).....................                     33,304       (119,824)    60,000         426,000

The Netherlands (KTE).......................                      4,207         (8,441)     3,505          81,769

Austria.....................................                     79,133        (83,070)    19,850         245,000

Hungary (Kabeikom)..........................                     10,973        (11,213)      (854)              -

Israel......................................                     78,364        (35,276)   (43,091)         13,270

Norway......................................                     12,083        (20,830)    30,703         148,948

Ireland (Princes Holdings)..................                     15,321         18,894      2,960         139,243

Belgium.....................................                     (6,127)        26,473    (22,080)              -

Malta.......................................                     (3,449)        (6,275)     4,431          38,325

Romania.....................................                      1,232         (1,012)      (192)              -

Czech Republic..............................                    (13,608)        (2,293)    14,563               -

France......................................                     (4,171)        23,049     25,596               -

Slovak Republic.............................                     (2,594)        (3,863)     6,396               -


(1)  UTH was founded in August 1998. The 1998 financial information in the
     tables covers the period from inception through   December 31, 1998.
(2) Telekabel Hungary was founded on June 30, 1998. The 1998 financial information in the tables covers the period from inception through December 31, 1998.
(3)  Our Monor service offers traditional telephone service.
(4)  A2000 offers cable telephony service.
(5)  UTH's 80% subsidiary Uniport offers a carrier select telephony service.
(6)  Financial information has been prepared in accordance with Dutch GAAP.
(7) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation, amortisation, stock based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies such as us. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA as we please. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.
(8)  Excludes intercompany debt amounting to NLG234,044.
(9)  Excludes intercompany debt amounting to NLG45,100.

            UPC Video Services: Video Distribution and Programming

Video Distribution Overview

   We own and operate established cable television systems and are constructing new systems. At December 31, 1998, our operating systems had approximately 3.4 million subscribers to their basic tier video services. Video distribution services accounted for approximately 92.7 % of our consolidated revenue in 1998. An average of 73.2% of the homes passed by our systems subscribe to our basic tier video services. We offer our subscribers some of the most advanced analog video services available today and a large choice of FM radio programs. In addition, because many of our operations are two-way capable, we have been able to add more services. In many systems, for example, we have introduced impulse pay-per-view services, which enable subscribers to our expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control.

Video Programming Overview

   Popular programming is another key factor for increasing our video services revenue. We believe it will also be a potential source of additional revenue from sales to other cable television operators and satellite companies in Europe. We have enhanced our existing, and are continuing to develop and acquire new ownership interests in, programming services.

   We are involved in several country-specific programming ventures including creating channels for Israel and Malta. Together, these programming ventures have developed channels in key genres including sports, children, documentary and movies, which are subtitled or dubbed in the local language.

   We recently acquired UIH's 75% interest in Tara and its 33.5% interest in IPS. Tara provides Irish general entertainment programming to the U.K. markets. IPS produces a movie channel, a documentary channel, a children's channel and a music channel for the Spanish and Portuguese markets. As of December 31, 1998, Tara and IPS sold programming content to non-UPC cable operators serving an aggregate of approximately 1.7 million subscribers.


                   UPC Telephone Services: Priority Telecom

Overview

   We believe that our existing customer base and upgraded network give us a unique opportunity to provide telephone service in Europe. We plan to offer local telephone services, called Priority Telecom in our Austrian, Dutch, French and Norwegian systems. We call our local telephone services Nedpoint in the A2000 systems. We also plan to develop national and international long distance voice and data services. Our operating companies are licensed to provide telephone services in Austria, France, Hungary, The Netherlands and Norway.

   A2000 began offering cable telephone services in July 1997 on a trial basis in Purmerend, a town outside Amsterdam, and since then has begun to offer these services to its customers in Hilversum, Zaanstad and part of Amsterdam. In November 1998, we launched Priority Telecom's cable telephone service on a trial basis in Vienna and in March 1999 in our Mediareseaux system in suburban Paris and in Oslo, Norway.

   We are negotiating to connect our local fiber networks, primarily through interconnections and capacity leases with other new telecommunications service providers, to provide long-distance telephone services across several European markets.

Interconnect Agreements

   A2000 and KPN have entered into an interconnect agreement covering all of A2000's homes and businesses passed that will be capable of receiving telephone service. Similarly, each of Telekabel Wien, Janco Multicom, UTH and Mediareseaux has completed an interconnect agreement with the national incumbent telecommunications service provider covering all of their homes and businesses passed by cable in their networks. Even with interconnect arrangements secured, we may still experience difficulty operating under them. In our A2000 system, for example, quantity at the interconnection have lowered the quality of A2000's telephone service. In Austria, while Telekabel Wien secured the interconnect arrangement with the support of the Austrian telecommunications regulator, the Austrian incumbent telecommunication operator is challenging the arrangement in the Austrian courts.

Roll-Out and Implementation Schedule

   Cable telephone service in The Netherlands to areas outside of the A2000 systems will be provided by UTH. The rollout for these areas is scheduled to begin during the second half of 1999. Priority Telecom launched its service on a trial basis in Vienna in November 1998, and in suburban Paris and Oslo, in March 1999. It intends to launch service to business and residential areas in Vienna passing approximately 100,000 homes in early 1999. Priority Telecom's service is scheduled to be rolled out in Vienna to an additional 500,000 homes during the first half of 1999, with plans to offer the service to the balance of the approximately 83,000 remaining homes passed in Vienna capable of receiving the service by the end of 1999.

Traditional Telephone System

   In addition to our cable telephone operations, our recently acquired Monor system has offered traditional telephone services since December 1994 and as of December 31, 1998, had approximately 69,240 traditional telephone lines. UTH's 80% subsidiary Uniport offers a carrier select telephone service and had approximately 20,500 subscribers at December 31, 1998.

Competition

   Priority Telecom will face competition in its markets from incumbent telecommunications operators and other competitive operators that have substantially more experience in providing, and significantly greater resources devoted to, telephone services. In addition, we will depend on interconnect arrangements provided by incumbent telecommunications operators. We believe, however, that our strategy for Priority Telecom will allow us to compete effectively with incumbent telecommunications operators and any other local loop providers who subsequently enter the market.


      UPC Internet/Data Services: High Speed Access and chello broadband

Overview

   We have launched a cable modem-based, high speed Internet access service in Austria, Belgium, The Netherlands and Norway. The launch of chello broadband in our upgraded Western European markets is scheduled to begin during the first quarter of 1999. As of December 31, 1998, we had approximately 23,200 residential and more than 1,140 business cable modem Internet access subscribers.

Internet Access Experience To Date

   We have launched a residential and business cable modem-based, high-speed Internet access service in Austria, Belgium, The Netherlands and Norway. We have marketed our current Internet service as a high speed Internet access product excluding many of the value-added services that chello broadband expects to provide. Marketing efforts for our Internet access service have been limited to date but we intend to implement a more substantial brand marketing program from the launch of chello broadband's service.

Roll-Out and Implementation Schedule

   The launch of chello broadband in our upgraded Western European markets is scheduled to begin during the first quarter of 1999.

   Competition

   The Internet services business in Europe is highly competitive. We believe, however, that our strategy for chello broadband, which encompasses competitive pricing and superior service combined with high speed access and compelling content, will mitigate the effects of competition from other Internet service providers in its markets. We currently compete with traditional dial-up Internet service providers and other providers (including many incumbent telecommunications service providers) and expect that chello broadband will face competition from other broadband cable modem service providers, such as @Home and Roadrunner as they move to the European market. In the future, we expect competition from providers using other broadband technologies.


                              Operating Companies

   We have operations in 10 countries in Europe and in Israel. While they all offer a basic video service, their other services vary. We are also currently upgrading the network in some countries but not in others.

Austria: Telekabel Group

   Overview. We own 95% of the Telekabel Group, which provides communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt and is the largest video distribution system in Austria with over 40% of the market. Telekabel Group's largest subsidiary, Telekabel Wien, which serves Vienna and represents approximately 87% of Telekabel Group's total subscribers, owns and operates one of the larger clusters of cable systems in the world in terms of subscriber numbers served from a single headend.

   We are expanding Telekabel Group's service offerings as its network is upgraded to full two-way capability. The upgraded network enabled Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and Internet/data services in 1997. Telekabel Group was the first Austrian cable television company to offer tiered and pay-per-view services when it launched such services in Vienna.

   Telekabel Group launched an Internet access service in September 1997 and had approximately 9,050 Internet access subscribers as of December 31, 1998, with current average additions of 1,300 customers per month. It plans to introduce the chello broadband service in 1999. In addition, Telekabel Group launched Priority Telecom's cable telephone service in Vienna on a trial basis in November 1998. Following intervention of regulatory authorities on behalf of Telekabel Group, Telekabel Group entered into an interconnect arrangement with PTA, the incumbent telecommunications service operator, in November 1998.

   Network. Telekabel Group owns the complete cable television infrastructure for each of its systems from the headend to the home. In early 1992, Telekabel Wien initiated the rebuild and upgrade of its existing cable network in Vienna. The upgrade, which is expected to be 75% complete by the end of 1999, was approximately 57% complete and passed approximately 516,700 homes as of December 31, 1998.

   Programming. Telekabel Group offers basic subscribers 32 channels of cable programming, including substantially all of the broadcast channels from Austria and Germany, as well as CNN, Super Channel, MTV, an informational channel, Tips and Hits, Telekino Heute and Vienna cable text. Telekabel Group launched an expanded basic tier in May 1997 by providing subscribers, whose homes are passed by the upgraded network, an advanced analog decoder box, the cost of which is provided for in the monthly rate. The expanded basic tier currently provides seven channels of additional programming. In conjunction with the launch of this tier, Telekabel Group launched an impulse pay-per-view service with up to ten channels of programming.

   Competition. Telekabel Group's cable systems compete with a direct to home satellite service that is available throughout Austria. Currently, direct to home satellite service penetration of the Austrian market is approximately 35% and is concentrated primarily in the rural areas of the country. There is less competition from direct to home satellite service in Vienna where we estimate that the penetration is approximately 8%. Competition in the Internet/data business in Austria is intensifying. PTA, the national incumbent telecommunications service provider, is promoting its high speed lines and a number of other companies recently have entered, or are expected to enter, the market. Upon launch of its telephone service in Vienna, Telekabel Group began competing with PTA. New facilities-based competitors in Telekabel Group's operating areas include United Telekom Austria, Tele.ring and Citykom. In addition, there are three wireless telephone providers in Telekabel Group's operating areas.

Belgium: Radio Public N.V./S.A.

   Overview/Growth Strategy. TVD, our 100% owned subsidiary, provides cable television and communications services in selected areas of Brussels and nearby Leuven in Belgium. We estimate that there are currently approximately 133,000 homes under license in TVD's franchise areas. TVD, which currently has 96% penetration, plans to grow through the introduction of new services that currently are not subject to the price regulations applicable to basic cable services.

   TVD introduced expanded basic tier in October 1996 and an Internet access service in September 1997. As of December 31, 1998, TVD had approximately 4,900 expanded basic subscribers and 1,869 residential and 284 business Internet access subscribers. TVD plans to launch the chello broadband service in April 1999. As TVD upgrades additional portions of its network to full two-way capability, it plans to introduce impulse pay-per-view in the second quarter of 1999. We are exploring the possibility of providing cable telephone services.

   Network. TVD owns the complete cable television infrastructure for each of its systems from the headend to the home, with the exception of Etterbeek, with 15,000 subscribers, where TVD has an agreement with the municipality to operate the network until at least 2016. In late 1996, TVD began upgrading its network through fiber optic overlay of its trunk lines and replacement of all amplifiers. TVD's upgraded networks passed approximately 91,735 homes, or 69% of its total network as of December 31, 1998. TVD expects to complete this upgrade by mid-1999.

   Programming. TVD offers in Brussels a basic tier consisting of 32 channels, 17 expanded basic programs in six tiers, 20 FM radio channels and 20 premium digital radio channels. Its system in Leuven offers a basic tier consisting of 37 channels, an expanded basic tier with six channels, 20 FM radio channels and 20 premium digital radio channels. TVD also distributes five premium channels, three in Brussels and two in Leuven, which are provided by Canal+.

   Competition. TVD has approximately 96% penetration in its market. TVD faces competition, however, from one other cable television provider, Iverlek, which was granted a license for the provision of cable television services in Leuven and is constructing a cable network. As of December 31, 1998, TVD had approximately 27,480 subscribers in Leuven. To date, TVD has experienced only limited competition from direct to home satellite service providers. In its Internet access business, TVD competes with traditional dial-up Internet service providers. Also, we understand that in Leuven, Telenet will offer a broadband access and content service using Iverlek's new cable network.

The Netherlands: United Telekabel Holding (UTH)

   Our Dutch operations are held through UTH, an unconsolidated subsidiary, of which we hold 51% as of December 31, 1998. In February 1999, we acquired the remaining 49% of UTH. UTH holds three principal operating companies: CNBH, which holds the combined KTE and Combivisie systems, Telekabel Beheer, both of which it wholly owns, and A2000, of which it owns 50%. MediaOne owns the other 50% of A2000. UTH does not consolidate the results of A2000. UTH owns and operates systems in the regions of Brabant, Flevoland, Friesland and Gelderland. Because of the large number of current subscribers located in four large clusters in The Netherlands, UTH is constructing a fiber backbone to interconnect its region-wide networks. In September 1998, UTH acquired 80% of Uniport, a carrier select telephone service with approximately 20,500 subscribers at December 31, 1998.

   Overview. Both KTE and Combivisie introduced an expanded basic tier in December 1996. KTE and Combivisie were combined into CNBH in 1998, which then launched impulse pay-per-view services in June 1998.

   UTH intends to launch chello broadband's Internet/data services in the CNBH systems in early 1999. In addition, UTH plans to introduce the initial phase of cable telephone services in the NV Telekabel systems in mid-1999. Telekabel Beheer introduced an Internet access service in November 1997 in parts of its networks and also delivers a business telephone service, including leased line management, on-site services and telephone equipment, to its former 100% shareholder, NUON, and several other companies. As part of the purchase agreement with NUON for the remaining 49% of UTH, UTH and NUON have agreed to enter into a preferred supplier arrangement through December 31, 2007, whereby UTH will be the preferred supplier for NUON and its subsidiaries for telecommunications and Internet services and NUON will be the preferred supplier to UTH for energy and energy-related services.

   In August, 1998, UTH acquired from Nutsbedrijf Regio Eindhoven a 16,700 subscriber cable television system in the Eindhoven region. This acquisition enabled us to increase the cluster of operations in and around the Eindhoven area.

   In January 1999, UTH acquired the networks of Geldrop and St. Oedenrode and sold the network of Schijndel to Palet Kabelcom. The main reason was a further improvement of operations through clustering.

   Network. Each of UTH's systems owns or has the right to use the complete cable television infrastructure from the headend to the home. In 1997, Combivisie and Telekabel Beheer began upgrading their networks. The upgrade is expected to be 89% completed by year-end 1999. As of December 31, 1998, approximately 53% of UTH's homes were passed by the upgraded network.

   Programming. UTH currently offers its subscribers an average of 28 channels of basic programming along with a music channel and 33 FM radio channels. UTH also distributes two premium channels provided by Canal+. In addition, UTH offers an impulse pay-per-view service, consisting of four movie channels and one adult channel. UTH's basic service includes Dutch broadcasting channels, as well as a variety of German, French and English channels. The eight channels in UTH's expanded basic tier consist of sports, travel, news, science fiction, music and general entertainment. UTH is discussing with some of its higher value programming suppliers the migration of their channels from the basic tier to the expanded basic tier. UTH is not certain when it will successfully conclude these discussions.

   Competition. UTH is the only cable system in its franchise area. To date, UTH has maintained approximately 94% penetration. Competition from television signals received by antenna, direct to home satellite services and local private cable systems has been limited. In its Internet access business, UTH will compete with dial-up Internet service providers such as KPN's World Access/Planet Internet, NLNet and World Online. Upon launch of telephone services, UTH will compete primarily with KPN.

The Netherlands: A2000 Holding N.V.

   Overview. A2000, a 50/50 joint venture between UTH and MediaOne, currently enjoys basic penetration rates of approximately 92% in its two systems that serve Amsterdam and its surrounding communities of Landsmeer, Purmerend, Zaanstad and Ouder-Amstel, and Hilversum.

   A2000 launched a nine-channel expanded basic tier in October 1996, impulse pay-per-view services in April 1997, cable telephone service on a trial basis in July 1997 and an Internet/data access service in October 1997. A2000 launched its Nedpoint-branded cable telephone service in August 1998. As of December 31, 1998, A2000 had approximately 14,250 subscribers to its expanded basic tier, approximately 18,100 cable telephone subscribers and approximately 8,125 residential and 250 business subscribers to its Internet/data access service. Whereas penetration of our expanded basic tier service is approximately 4%, it increased to more than 20% if offered in combination with a telephony subscription. The same trend shows up for internet services: if offered in combination with a telephony subscription, penetration of internet is higher than 10%, whereas it is 3% on a stand alone basis. We plan to use the information gathered from our telephone experience in A2000 as we launch cable telephone services in our other primary markets.

   Network. A2000 owns its infrastructure from the head end to the home and is in the process of upgrading its cable television infrastructure. As of December 31, 1998, approximately 386,100 homes, or 67% of A2000's systems, were passed by the upgraded network, with total rebuild expected to be completed by the end of 1999.

   Programming. A2000 currently offers 26 channels of cable programming and 39 FM radio channels to its basic tier subscribers in the A2000 systems. A2000 offers programming in many languages, including Dutch, English, German, Italian, French and Turkish.

   A2000's expanded basic tier carries 13 channels. Programming includes both ethnic content, such as Asian, Chinese and Arabic, and thematic content, such as science fiction, travel, music, adult and art. A2000 has moved some popular channels, including MBC and the National Geographic Channel, from the basic tier service to the expanded basic tier. A2000 also distributes two premium channels provided by Canal+. Canal+ has recently commenced litigation against A2000 demanding direct access to A2000's network in order to introduce its own digital decoder. We do not believe A2000 will be obliged to provide the access demanded by Canal+ and, even if it were, we do not believe providing such access would have a material effect on A2000's business.

   Increases in the price of the basic tier service are restricted by agreements between A2000 and Amsterdam and the other municipalities in its franchise areas. Because these prices are kept at a low level, A2000's basic tier revenues are limited. A2000, therefore, charges programming suppliers carriage fees for the transmission of their channels. Some of A2000's programming suppliers have been unwilling to pay such carriage fees and Discovery, Eurosport, CNN and MTV have withdrawn their channels from A2000's basic tier offering. A2000 has offered to include these channels in its expanded basic tier or in separate mini-tiers. While A2000 has experienced typical and anticipated customer dissatisfaction with the change of programs in the basic tier, it has not experienced additional churn that can be directly attributed to these changes.

  A2000 plans to continue to introduce new channels on its tiered services when such programming is available. A2000's impulse pay-per-view service offers movies from all major studios on four movie channels. This service also includes an adult channel and one ''barker'' channel that provides previews of upcoming pay-per-view events.

   Competition. A2000 currently has a penetration rate of approximately 92% in its service area. Its primary competition is from direct to home satellite service providers. To date, however, A2000's programming rights, low basic cable fees, restrictive regulations on the installation of dishes and high installation costs have limited direct to home satellite services as a meaningful competitor. In its Internet access service, A2000 currently is the only high speed access provider in its operating area. A2000 expects to compete with KPN, which is testing a high speed Internet access service, in the near future. A2000 also competes with traditional dial-up providers, including KPN's World Access/Planet Internet, NLNet and Euronet. In its telephone business, A2000 currently competes with KPN, Telfort and Worldcom. A2000 is competing on the basis of price and the ability to integrate a number of its services.

Norway:  Janco Multicom

   Overview. Janco Multicom is Norway's largest cable television operator with approximately 47% of the total Norwegian cable television market as of December 31, 1998. Janco Multicom owns and operates 16 cable television systems in Norway located primarily in the southeast and along the southwestern coast, as well as its main network in Oslo. The well-established Norwegian cable television market has 70% penetration, as of December 31, 1998, primarily due to poor over-the-air reception in much of Norway and a significant demand for television entertainment.

   Janco Multicom launched an Internet access service in March 1998 and plans to introduce the chello broadband service in the first quarter of 1999. Janco Multiplan has secured a telephony license agreement from the Norwegian regulator, and an interconnection agreement with TeleNor, the incumbent telecom operator. We plan to introduce Priority Telecom's cable telephone service in 1999 in the upgraded portions of Janco Multicom's network.

   Network. Janco Multicom owns the complete cable television infrastructure for each of its systems from the headend to the home, except for cable and plant located on housing association property, which is legally owned by the housing association. Janco Multicom is currently upgrading its network to full high capacity 860 MHz two-way capability, with the exception of 75,000 homes in western rural areas. Its networks vary in capacity from 300 MHz to 550 MHz . This varying architecture requires us to replace more of the network than in our other primary markets, thereby increasing the costs of this upgrade. The upgrade, which began in April 1998, is scheduled to be completed over the next three to four years.

   Programming. Janco Multicom currently offers subscribers 31 channels of programming in four tiers:

   . basic, including ''must carry'', a limited number of broadcast channels required by the government to be carried,
   .  an expanded basic tier,
   . a ''mini-tier'' of certain selected channels, and . premium services.

Because English is widely understood in Norway, Janco Multicom is able to use English-language programming to supplement the limited, but increasing, supply of available Scandinavian-language programming.

   Competition. Janco Multicom experiences limited competition from direct to home satellite service providers. In its Internet access business, Janco Multicom expects to compete with TeleNor, the Norwegian incumbent telecommunications operator, which is expected to launch a broadband Internet access service this fall; and Tele2, a subsidiary of NetCom Systems, which operates a dial-up Internet access service and has recently launched a high speed wireless Internet access service. With Priority Telecom telephone services, Janco Multicom will also compete in this area with TeleNor.

Israel:   Tevel Israel International Communications Ltd.

   Overview/Growth Strategy. Tevel has exclusive cable television broadcasting franchises for the entire Tel Aviv metropolitan area, the region of Ashdod-Ashkelon, which is 30 miles south of Tel Aviv, and the Jezreel Valley, which is 80 miles northeast of Tel Aviv. We own 46.6% of Tevel. In April 1998, Tevel acquired 100% of Gvanim Cable Television Ltd. and has since integrated fully Gvanim's operations with its own. Gvanim and its 90%-owned subsidiary Gvanim-Krayot operate cable television systems in the Rishon-Leziyon, Ramla-Lod, Modiin, Haifa Bay, Karmiel, Maalot and Lower Galilee areas of Israel. There are approximately 212,150 homes passed in the Gvanim franchises and as of December 31, 1998, Gvanim and its subsidiary had approximately 149,650 subscribers. The Gvanim acquisition increased Tevel's total subscribers as of December 31, 1998 to more than 402,350 in franchise areas representing over 595,000 homes, or approximately 40% of the total homes in Israel.

   In addition to its cable operations, Tevel owns 50% of Globcall, a telecommunications company that designs, installs and maintains switching systems for businesses. As of December 31, 1998, Globcall served approximately 35,000 outlets. Tevel also owns 33% of Netvision, one of Israel's leading Internet service providers that had over 60,000 dial-up subscribers as of December 31, 1998.

   Network. Tevel owns the complete cable television infrastructure for each of its cable systems from the headend to the home. The systems' construction incorporates 550 MHz capability, representing approximately 50 channels, with a 60 MHz return path providing approximately 363,800 homes passed with two-way capability for impulse pay-per-view services only. Tevel plans to upgrade all of its systems to 750 MHz hybrid fiber coaxial technology capable of providing cable telephone and Internet/data services. Currently, Gvanim's network is a one-way system with a substantial overlay of fiber optic backbone, but it is being upgraded to full two-way capability with the installation of 750 MHz hybrid fiber coaxial technology. Tevel expects that the upgrade of all of its systems will be substantially complete by mid-1999.

   Programming. Tevel offers basic subscribers 45 channels of programming, including a wide range of entertainment, news, sports, performing arts and educational channels, as well as five pay-per-view channels in all of Tevel's areas. Currently, over 40% of Tevel's subscribers purchase at least one pay-per-view buy per month. Tevel has applied to extend its license to provide pay-per-view services in all of its franchise areas. Tevel has also applied for a license to provide pay-per-view services in Gvanim's franchise areas. The grant of such licenses may be conditional upon Tevel and Gvanim obtaining their programming from independent third parties. As explained below, their programming is currently provided by an affiliate.

   Tevel and the other Israeli cable television operators own a programming company, I.C.P. Israel Cable Programming Company Limited. ICP purchases programming rights for subsequent sale to cable television operators in Israel and produces two cable-exclusive channels: a general entertainment channel and a movie channel. A children's channel, a sports channel and a channel showing nature, science and art documentaries are produced by third parties.

   Competition. Because Tevel has exclusive cable television licenses, to date it has experienced no competition from other multi-channel television providers. The Israeli government recently passed legislation, however, to grant licenses to direct to home satellite service operators. In January 1999, a license has been granted to a group led by Bezeq, the Israeli incumbent telecommunications service provider, and another license may be granted to a second group. These operators are expected to begin providing direct to home satellite services by the forth quarter of 1999. ICP may be required to sell to direct to home satellite service operators its channels that are currently offered exclusively to cable television operators, and Tevel may be required to divest off its ownership in ICP.

France: Mediareseaux Marne, S.A.

   Overview. We have a 99.6% ownership interest and a 95% economic interest in Mediareseaux Marne S.A., which currently holds cable television franchises for 150,000 homes in the Marne-la-Vallee area east of Paris. Mediareseaux began construction of its network in September 1996, and as of December 31, 1998, Mediareseaux's system passed approximately 74,620 homes and had approximately 29,100 basic subscribers, giving it a penetration rate of 39.0%. Mediareseaux began offering pay-per-view services in May 1998, and to date, the pay-per-view buy rate is approximately 0.5 movies per expanded basic tier subscriber per month.

   We recently agreed to buy the French cable assets from Time Warner. These French systems are located in suburban Paris and Lyon, and in Limoges. The number of homes passed and subscribers is 210,000 and 64,000 respectively. We expect to close this purchase in the third quarter of 1999.

   In July 1998, Mediareseaux obtained a 15 year telephone license for an area that includes 1.5 million homes in the eastern suburbs of Paris and in September 1998, Mediareseaux began installing a telephone switch. Mediareseaux has begun offering telephone services in February 1999 within its cable television franchise area and has obtained frequencies for a trial offering of fixed wireless local loop services. Mediareseaux also plans to offer chello broadband's Internet access services in 1999. To expand its operations, Mediareseaux is pursuing potential acquisition opportunities and plans to develop these franchises as one clustered system offering integrated video, cable telephone and Internet/data services.

   Network. Mediareseaux owns the complete cable television infrastructure for each of its cable systems from the headend to the home. The hybrid fiber coaxial network was started with a 750 MHz UHF-VHF frequency band network with a 5-65 MHz return path. The systems' post-1998 construction incorporates 860 MHz hybrid fiber coaxial capacity with a 5-65 MHz return providing full two-way capability. As of December 31, 1998, Mediareseaux's network passed approximately 50% of the 150,000 homes then in its franchise areas. We expect the network to pass all 150,000 homes in our current franchise areas by the end of 2000.

   Programming. Mediareseaux's current programming offers:

   . a basic eight-channel package containing off-air, local and promotional programs,
   . four extended basic tiers, called News & Current Events, Youth & Discovery, International Channels and Sports & Leisure, with five to nine channels each,
   . three premium tiers containing three children's channels, three sports channels and four movie channels, and
   .  ten impulse pay-per-view channels.

   Competition. Mediareseaux competes with other video service providers in its license areas including satellite providers such as Canal Satellite and TPS. Mediareseaux expects to face competition mainly from France Telecom, the French incumbent telecommunications operator and Cegetel with the launch of its cable telephone services. Upon the launch of its Internet access service, Mediareseaux expects to face competition from France Telecom's Wanadoo service, Cegetel, which now includes AOL, Compuserve and HOL, and Infonie, among others.

Malta: Melita Cable TV P.L.C.

   Overview. Melita Cable TV P.L.C. operates an exclusive franchise network in Malta. Currently, we and Melita Cable Holdings each own 50% of Melita. As of December 31, 1998, Melita passed approximately 163,000 homes and had 70,363 basic video subscribers representing a 43.2% penetration rate. Melita's growth strategy is to continue to market aggressively its service to homes in its franchise areas, as well as to provide more programming to increase its appeal to subscribers.

   Network. Melita owns the complete cable television infrastructure from the headend to the home. Currently, Melita passes over 163,000 homes, or 91% of the network. The upgrade to high capacity 860 MHz two-way capability, which has been initiated this year and is expected to be completed by 2000, will enable Melita to provide Internet access and other enhanced services.

   Programming. Melita currently provides 52 channels of programming, grouped in three tiers:

   . reception, which includes local and foreign off-air channels that are received with an antenna and retransmitted over the cable network, . basic, which includes reception service plus nine additional satellite services that are received with a satellite dish and retransmitted over the cable network, and
   . TV Plus (reception and basic services plus nine additional satellite services).

   Because English is spoken in Malta by over 90% of the population, Melita is able to take advantage of the abundant supply of English language programming available for licensing. In 1996, Melita created a ''live'' sports channel showing English Premier League Football and in 1997, introduced a second ''live'' sports channel featuring Italian soccer, as well as four other new channels. In August 1998, Melita combined the features into a full-time sports channel, which includes other sports events and local productions.

   Competition. With the exception of a small number of home satellite receivers and a few hotel private cable installations, competition in Malta is limited primarily to approximately 15 Italian and Sicilian broadcast channels.

Hungary:   Telekabel Hungary

   Overview. In June 1998, we increased our interest in Kabelkom, Hungary's largest operator of cable television systems, from 50% to 100%. Shortly thereafter, Kabelkom combined operations with Kabeltel, Hungary's second largest operator of cable television systems, creating Telekabel Hungary, in which we retain a 79.25% interest. As of December 31, 1998, Telekabel Hungary had approximately 442,560 subscribers. There are no current plans to launch telephone or Internet/data services in Telekabel Hungary's systems.

   Network.   Telekabel Hungary, together with two local minority partners for two systems, owns the complete cable television infrastructure for each of its systems from the headend to the home. We are upgrading these networks. As of December 31, 1998, approximately 86,000 customers were already served by the rebuilt network. The upgraded network throughout Budapest will be 750 MHz hybrid fiber coaxial technology with 65 MHz return path. As of December 31, 1998, Telekabel Hungary's network passed approximately 105,100 homes with hybrid fiber coaxial cable.

   Programming. Telekabel Hungary offers subscribers four tiers of programming comprising approximately 35 channels:

   . basic tier, which includes a limited number of broadcast and satellite channels required by the government to be carried,
   .  an expanded basic tier, and
   .  a premium service, HBO-Hungary.

Approximately 15 channels, including HBO-Hungary, are available in Hungarian. In the Telekabel Hungary systems, 75% of all subscribers passed by the upgraded network take the expanded basic tier package.

   Competition. Telekabel Hungary currently averages over 84% penetration in its service area and faces limited competition. We understand, however, that potential competitors may begin to offer direct to home satellite services in Budapest.

Hungary:   Monor

   Monor, our Hungarian operating company in which we own a 44.75% economic interest, has offered traditional telephone services since December 1994. Monor has 85,000 homes in its franchise area, with approximately 84,000 traditional telephone homes passed and approximately 68,340 cable television homes passed. It served approximately 69,240 traditional telephone access lines and approximately 30,620 cable television subscribers as of December 31, 1998.

Czech Republic

   Overview. We own 100% of KabelNet, its Czech Republic subsidiaries that provide cable and ''wireless'' cable television services in the cities of Prague and Brno, the Czech Republic's second largest city. At December 31, 1998, the wireless cable system served approximately 44,275 subscribers in both cities and the cable system served approximately 9,875 subscribers in Prague. KabelNet's penetration rate was 35.7% as of December 31, 1998. There are no current plans to launch telephone or Internet/data services in KabelNet's systems.

   Network. KabelNet's systems currently offer programming over an MMDS network and a hybrid fiber coaxial cable network. KabelNet owns the complete cable system infrastructure for each of its systems from the headend to the home. KabelNet has no plans to introduce two-way services to its network at this time.

   Programming. The Czech wireless cable systems offer subscribers three tiers of programming comprising approximately 16 channels:

   .  five "must carry" channels,
   . a 15-channel basic tier, which includes the ''must carry'' channels, and . one premium channel, HBO-Czech.

Approximately nine channels, including HBO Czech, are available in Czech/Slovak. Currently, approximately 13% of KabelNet's cable subscribers take the expanded basic tier package.

   Competition. KabelNet faces competition in its service area. Currently, parts of its service areas have been overbuilt by Cable Plus, a subsidiary of US WEST, and Dattel Kabel in Prague and Cable Plus in Brno. Overbuilding is when a cable network is installed where one already existed.

Romania

   Overview. We are currently involved in the development of three cable companies in Romania:

   . our 100%-owned Control Cable Ventures, with operations in Ploiesti and Slobozia,
   . our 100%-owned Multicanal Holdings, located in Bucharest, Romania's capital, and
   .  our 51%-owned Eurosat in Bacau.

Since 1993, when we first entered the Romanian market, we have widened our customer base through acquisition and marketing activities in conjunction with build out. As of December 31, 1998, our combined Romania operations passed approximately 98,175 homes and served approximately 62,000 subscribers, representing a penetration rate of 63.2%. There are no current plans to launch telephone or Internet/data services in the Romanian systems.

   Network. In 1994, we initiated an intensive upgrade of our Romanian systems to rebuild the network from 300 MHz to 550 MHz. In Bacau, it will be 750 MHz. The rebuild in Ploiesti, which has 24,000 subscribers, is complete. The rebuild in Slobozia and Bacau, which together have 30,000 subscribers, is expected to be completed by 2000. The Romanian systems have no plans to introduce two-way services at this time.

   Programming. The Romanian systems offer subscribers one to three tiers of programming with approximately 28-34 channels:

   . basic tier,
   . an expanded basic tier, and
   . a premium service, HBO Romania.

   HBO Romania was launched in Ploiesti and Bucharest in February and April 1998, respectively. We also launched an expanded basic tier in Ploiesti in April 1998. Approximately 12 channels, including HBO Romania, are available in Romanian. Currently, 15.5% of the basic tier subscribers take the expanded basic tier package.

   Competition. Because there are no exclusive franchises awarded in Romania, we face competition in all four franchise areas in which we operate. While there is little overbuild within the cities, the homes are divided among a variety of competitors in each city. Including our systems, there are three operators in Ploiesti, four operators in Bacau, two operators in Slobozia and eight major operators in Bucharest.

Slovak Republic

   Overview. We entered the Slovakian market in 1995 and currently have over 67,950 homes in our franchise areas. We are developing projects in the cities of Trnava, Zvolen, Nove Zamky and Levice. We own 75% of our projects in Trnava and 100% of our projects in Zvolen and Levice. Construction of the network in Trnava and Nove Zamky have been completed. The cities of Zvolen and Levice are all currently under construction, which is expected to be completed by the end of 1999. As of December 31, 1998, our Slovakian operations passed approximately 37,640 homes and served approximately 21,040 subscribers, representing a penetration rate of 55.9%. There are no current plans to launch telephone or Internet/data services in the Slovakian systems.

   We recently agreed to buy 95.63% of the 156,000 subscriber system, that is based in Bratislava and surrounding cities. We expect to close the purchase in the course of the second quarter of 1999.

   Network. The Slovakian systems own the hybrid fiber coaxial cable network from the headend to the home. There are no plans to introduce two-way services to the Slovakian systems' network at this time.

   Programming. The Slovakian systems offer subscribers three tiers of programming on approximately 34 channels:

   . a basic tier,
   . an expanded basic tier, and
   . a premium service, HBO Czech.

Approximately 12 channels, including HBO Czech, are available in Slovak/Czech. Currently, 90.9% of the subscribers take the expanded basic tier package.

   Competition. In the cities of Levice and Nove Zamky, there are no competitors to our systems. In Zvolen, there are two competitors. One is an unencrypted wireless cable service operated by Cable Plus, a subsidiary of US WEST, and the other is a small private cable operator. Trnavatel faces no direct competition.


                                   Employees

   As of December 31, 1998, we, together with our consolidated subsidiaries, had approximately 1,500 employees. We believe that our relations with our employees are generally good.

   Certain of our operating subsidiaries, including our Austrian, Dutch and Norwegian systems, are parties to collective bargaining agreements with some of their respective employees.


                         Corporate Ownership Structure

   We own 100% of our operating systems in Norway, Belgium and the Czech Republic. In February 1999, we increased our ownership of UTH to 100%. Below is a description of those operating systems in which we hold less than 100%.

Austria

   Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. We own 95% of, and manage, each Telekabel Group company. Each of the respective cities in which the operating systems are located owns, directly or indirectly, the remaining 5% interest in each company.

   Telekabel Wien's 5% shareholder Kabel-TV-Wien Gesellschaft m.b.H is owned by the City of Vienna. KTV has the right to appoint a member to Telekabel Wien's supervisory board. If four to six members have been appointed by shareholder resolution, KTV has the right to appoint two members. KTV also has the right to appoint one member of Telekabel Wien's board of management. We have appointed six members of the supervisory board and two members of the board of management. KTV has appointed two members of the supervisory board and one member of the board of management. The remaining four members of the supervisory board are employee representatives. Under the agreements among Telekabel Wien and KTV, decisions regarding the subscriber rates and programming content of Telekabel Wien's basic subscription package require the unanimous approval of Telekabel Wien's board of management. Although we believe the cooperation between KTV's managing director and the other managing directors has been successful in the past, there can be no assurance that the board of management will unanimously approve decisions regarding the subscriber rates and programming content of its basic subscription package. Should the Board not reach a unanimous decision in respect of these matters, then pursuant to the Syndicate Agreement, a shareholders meeting can be called. We, as a 95% shareholder, can call that meeting and decide on the agenda. Under Austrian law, a majority shareholder such as us may generally take a decision at a shareholders meeting rather than through the Board of Management. However, we as a majority shareholder have never taken this action and do not anticipate doing so in the future.

   In connection with the UPC Acquisition in December 1997, KTV and Philips agreed that Philips will continue to guarantee the capital level to be maintained by Telekabel Wien. Philips has also agreed to guarantee the continued fulfillment of the agreements that were originally concluded between KTV and Philips and that were assigned by Philips to us. We have agreed to indemnify Philips for any liability under Philips' guarantee.

   Philips, KTV and ourselves have agreed that the agreements concluded between KTV and Philips will run until December 31, 2022 with an option to extend them.

   Due to its position as a guarantor, Philips has the right to appoint one member to our Supervisory Board. This Supervisory Director has a veto right that is limited to fundamental decisions and exceptional business matters, such as the sale or disposition of our interests in Telekabel Wien, if certain threshold values are met.

   The articles of association of the companies in the Telekabel Group restrict their shareholders from divesting their interests for periods ranging from the end of 2009 to 2022. In addition, a sale of shares requires notice of two years and is subject to a right of first refusal of the other shareholders.

   The City of Vienna's approval is required for any change of control over us, which approval cannot be unreasonably withheld if the buyer is a reputable telecommunications and/or cable television operator. In the absence of such approval, the City of Vienna can require UIH to own Telekabel Wien separately from us. See "Certain Transactions and Relationships".

   We may provide Priority Telecom's services to Telekabel Group's subscribers through a wholly-owned subsidiary, even though the services will continue to be marketed by Telekabel Group.

The Netherlands (A2000)

   UTH and MediaOne International, an international developer and manager of cable television, telephone and wireless communications properties, each own 50% of the ordinary share capital of A2000. A2000 owns 100% of Kabeltelevisie Amsterdam B.V., which operates cable systems in Amsterdam, Landsmeer, Purmerend, Zaanstad and Ouder-Amstel, and 100% of A2000 Hilversum B.V., which operates a cable system in Hilversum. The Municipality of Amsterdam owns one priority share in Kabeltelevisie Amsterdam, which gives the municipality the right to block the merger, demerger, dissolution and liquidation of Kabeltelevisie Amsterdam, certain amendments to Kabeltelevisie Amsterdam's articles of association, the issue of Kabeltelevisie Amsterdam shares to persons other than A2000, the appointment of a legal entity as a managing director and the granting of voting rights to a pledgee of A2000's shares of Kabeltelevisie Amsterdam. Furthermore, the Municipality of Amsterdam's approval is required for any change of control over A2000. Approval cannot be withheld if the buyer is a reputable telecommunications and/or cable television operator or financial institution.

   A2000, Kabeltelevisie Amsterdam and A2000 Hilversum are each managed by a management board, responsible for day-to-day management, under the supervision of a non-executive supervisory board. The supervisory boards of A2000 and A2000 Hilversum consist of an even number of directors: one half are appointed upon binding nomination from MediaOne and one half are appointed upon binding nomination from UTH. Certain major decisions require approval by at least 75% of the shareholders. Kabeltelevisie Amsterdam's supervisory board consists of three directors, one appointed by each of MediaOne, UTH and the municipality. The Kabeltelevisie Amsterdam and A2000 Hilversum management boards consist of at least one managing director (the chief executive officer), appointed by UTH, and a chief financial officer, appointed by MediaOne, as well as other members appointed by both. The A2000 management board consists of an even number of directors, currently two, one appointed by UTH and one appointed by MediaOne. Certain major decisions affecting Kabeltelevisie Amsterdam, such as approval of business plans and annual budgets, require approval of the majority of the supervisory board of Kabeltelevisie Amsterdam.

   A2000 is a 50/50 joint venture that requires the agreement of both owners for certain management decisions. From time to time, there has been disagreement between its owners as to some of the operations of A2000. We do not believe, however, that A2000's operations or prospects have been materially affected by these disagreements.

France

   We own 99.6% of Me'diare'seaux, our French operating system. The other owner of Me'diare'seaux is an entity controlled by Patrick Drahi, its founder and current chairman, which holds warrants giving it the right to purchase for a nominal amount new shares corresponding to 4.6% of Me'diare'seaux's share capital. Accordingly, we have only a 95% economic interest in Me'diare'seaux. Pursuant to an agreement dated June 16, 1998, we and the entity controlled by Patrick Drahi have granted to each other options to purchase and sell, at a price based on fair market value, the shares of Me'diare'seaux that the entity may hold in the future.

Israel

   We currently own indirectly 46.6% of Tevel, our Israel operating system. We acquired 23.3% of this interest in November 1998. An Israeli corporation owned by DIC Communication and Technology Ltd. and PEC Israel Economic Corporation and whom we call the ''Discount Group'' owns 48.4% of Tevel and a private Israeli investor holds the remaining 5% of Tevel.

   Tevel is managed by a board of directors. We have the right to designate one of Tevel's five directors for each 17% of Tevel that we own. Currently, two Tevel directors are our appointees. Each of Tevel's shareholders has agreed to grant a right of first refusal to the other shareholders in the event of a transfer of any Tevel shares. If the other shareholders do not exercise this right, they are permitted to participate in the sale and may require the selling shareholder to include in the transferred shares such number of shares equal to each shareholder's pro rata amount.

   In addition, any shareholder of Tevel that holds more than a 30% interest may offer its shares to the other shareholders at a price based upon the appraised fair market value of Tevel. If the other shareholders do not accept the offer, the offering shareholder may require that all of the shares of Tevel be sold to a third party at the appraised value. Any such sales would be conditioned on receipt of appropriate regulatory and other consents. If a third party has not agreed to purchase the Tevel shares at the appraised value within six months of the date the appraisal is delivered to Tevel and the shareholders, the right to exercise the forced buyout option lapses, and any shareholder that thereafter desires to exercise the forced buyout option must first offer to sell its shares to the other shareholder at fair market value based on a new appraisal. No shareholder may exercise this forced buyout option more than once in any 12-month period. Neither party has exercised the forced buyout option. We and the Discount Group have agreed not to exercise this forced buyout option while our loan from DIC is outstanding.

   Tevel's shareholders, other than the private Israeli investor, have agreed not to compete with Tevel in respect of certain cable telecommunications services and complementary businesses in Israel unless the Tevel board of directors decides that Tevel will not participate in such systems or businesses.

Malta

   We currently own indirectly 50% of the ordinary share capital of Melita. The remaining 50% is owned by Melita Cable Holdings Ltd., a Maltese company owned by Maltese citizens, as required by Melita's franchise agreement.

   The day-to-day management of Melita is vested in its board of directors. Melita currently has nine directors of whom we appointed four, Melita Cable Holdings appointed four and we and Melita Cable Holdings jointly appointed the president. Certain major actions require our approval and the approval of a majority of the directors of Melita Cable Holdings.

   Neither we, Melita Cable Holdings nor our affiliates may compete with Melita with respect to providing video signals to homes in Malta. Each of us now may offer our interest in Melita to the other. If either of us elects not to purchase the other's interest, we both must cooperate to sell all of Melita. If either of us sells our interest in Melita to a third party, the one which is selling must give the other an opportunity to sell to that third party.

Hungary

   Telekabel Hungary. We and The First Hungary Fund Ltd., an investment fund, indirectly own 79.25% and 20.75%, respectively, of the ordinary share capital of Telekabel Hungary. Telekabel Hungary owns interests ranging from approximately 96.88% in one and 100% in seven of the eight Kabelkom systems contributed by us and 100% in five and 99.96% in one of the Kabeltel systems contributed by The First Hungary Fund. Our shares of Telekabel Hungary are pledged in favor of Telekabel Hungary's DEM65.6 million bridge finance lenders.

   One of our wholly-owned subsidiaries is solely responsible for day-to-day management of Telekabel Hungary, under the supervision of Telekabel Hungary's supervisory board. The supervisory board has four members, three of which are appointed by us and one by The First Hungary Fund. The parties have agreed that the supervisory director appointed by The First Hungary Fund may block the required supervisory board approval of any element of the business plans and budgets of Telekabel Hungary and its subsidiaries that he reasonably determines would decrease the shareholders' value of Telekabel Hungary to the detriment of The First Hungary Fund while we would obtain an increase in value other than through Telekabel Hungary or its subsidiaries. Certain major decisions concerning Telekabel Hungary and its subsidiaries, such as the merger, demerger, liquidation and sale of all or substantially all of the assets of those entities, the amendment of their articles of association, and the issuance of certain preference shares, require approval of The First Hungary Fund's representative so long as The First Hungary Fund owns at least 10% of Telekabel Hungary's share capital.

   Moreover, we and The First Hungary Fund can dispose of our shares in Telekabel Hungary after December 31, 1999, either to the other at fair market value, to a third party or through a registration of such shares under the U.S. Securities Act of 1933 or on a European exchange. The selling shareholder must first offer its shares to the other and, if the non-selling shareholder declines to purchase such shares, the shares may be sold to a third party on terms no less favorable than the terms offered to the non-selling shareholder for a six-month period after the non-selling shareholder so declines.

   Monor. Monor Telefon Tarsasag Rt has the exclusive, local-loop telephone concession for the region of Monor, Hungary. We and our partner, PenneCom B.V., each own about a 44.75% economic interest and about a 37.5% voting interest in Monor. The remaining economic and voting interests are owned by several Hungarians.

Romania

   We have interests in three Romanian cable companies: indirect 100% interests in Multicanal Holdings, SRL, located in Bucharest, and Control Cable Ventures, SRL, with operations in Ploiesti and Slobozia, and a 51% interest in Eurosat, with operations in Bacau. The other shareholders of Eurosat are local investors.

Slovak Republic

   We operate in the Slovak Republic through two Slovak limited liability companies: KabelTel S.R.O., and Trnavatel S.R.O. We have a 100% indirect interest in KabelTel, and a 75% indirect interest in Trnavatel. Salko Ltd., a Slovak corporation, owns 20% and the City of Trnava owns 5% of the remaining interest in Trnavatel. KabelTel has operations in the cities of Zvolen, Levice and Nove Zamky, while Trnavatel operates in Trnava.

Programming Companies

   Tara. We own 80% of Tara. The remaining 20% of Tara is owned by RTE Commercial Enterprises Ltd., an affiliate of the Irish national broadcasting company. Tara is managed by a board of directors.

   IPS. IPS is a group of three related entities, one corporation and two partnerships, focusing on the Spanish and Portuguese markets. We hold an approximately 33.5% interest in these entities. The other partners of IPS are a subsidiary of The Walt Disney Corporation and entities owned by the Urbina Group.

                                  Regulation

   The provision of video, telephone and Internet/data services in the countries in which we operate is regulated. The scope of regulation varies from country to country, although in some significant respects regulation in our Western European markets is harmonized under the regulatory structure of the European Union. Below is a summary of the regulatory environment in the European Union and the European Economic Area member countries in which we operate and of the regulatory environment in Israel.

European Union

   Austria, The Netherlands, Belgium and France are all member states of the EU. As such, these countries are required to enact national legislation which implements directives issued by the EU Commission and other EU bodies. In recent years, the EU has led the opening of competition and the liberalization of the telecommunications and video services sectors, which includes the use of cable networks to provide public voice telephone and other telecommunications services, in EU member states. Although not an EU member state, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles on the same timetable as EU member states. As a result, most of the markets in which we operate have been significantly affected by regulation initiated at the EU level. As it develops, such EU regulation will continue to have a significant effect on these markets, including future developments relating to the convergence of telecommunications, media and information technology.

   The EU Commission has started to review the consequences of this convergence for the regulatory environment. This review will take place during 1999 and may result in changes of the current regulatory framework, but the scope of such changes cannot be predicted at this time.

   Telephone and Internet/Data Services

   Liberalization of Telecommunications Services and Infrastructure. A central aim of the liberalization process has been to reduce the monopoly power of the incumbent telecommunications operators in order to introduce competition in the European telecommunications market. Following the EU Commission's Services Directive (90/388/EC), dated June 28, 1990, as amended, the exclusive rights of such incumbent operators to provide telecommunications services were gradually removed so that competing operators and service providers would be entitled to offer such services. The incumbent telecommunications operators invariably owned the national networks, however, and the lack of an alternative infrastructure to provide such liberalized services operated as a major barrier to entry into the market by competitors. In an effort to overcome this barrier, the EU introduced the ''Cable Television Networks Directive'' (95/51/EC), dated October 18, 1995, which required member states to remove existing restrictions on the use of cable television networks to provide communications services other than cable television services. As a result, cable television operators became able to use their networks to provide telecommunications services except for public voice telephone. In 1996, the EU Commission issued the ''Full Competition Directive'' (96/19/EC), which required most member states to remove the exclusive rights of incumbent public voice telephone operators by January 1, 1998. The establishment and provision of telecommunications networks was also liberalized under this directive. As a result of this directive, our Western European operating companies may establish and provide telecommunications networks and/or services, including public voice telephone and Internet/data services, through their cable networks.

   Under the Cable Television Networks Directive, telecommunications operators that have exclusive rights to provide cable television network infrastructure in a given area and achieve an annual turnover of more than Euro 50 million must account separately for their telecommunications services and any cable television services. In The Netherlands, Belgium and in certain circumstances, Norway, this requirement applies to all telecommunications operators providing both cable television and other telecommunications services under national law irrespective of the above-mentioned requirements. Should any of our operating companies in the EU with exclusive rights to cable television infrastructure achieve the requisite turnover, they would become subject to these requirements.

   A draft Directive of the EU Commission, if issued, will require member states to enact legislation directing incumbent telecommunications operators to separate their cable television and telecommunications operations into distinct legal entities. This directive is likely to affect how incumbent telecommunications operators position themselves in cable television or broadband services by encouraging them to restructure their existing operations, which may increase their competition with us, although the incumbent operators do not currently compete in the cable television services market.

   Interconnection. Because new telecommunications operators need to interconnect their networks with the fixed public telephone network, the EC Council of Ministers and the European Parliament adopted the Directive on

Interconnection in Telecommunications (97/33/EC), which sets forth the general framework for interconnection, including general obligations to allow other telecommunications operators to interconnect with their networks. The directive requires member states to impose obligations on telecommunications network operators with significant market power (which, although it may vary, is presumed when an operator has 25% or more of the relevant market). They must offer interconnection without discriminating between operators, which offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection. As a result, if the principles in the directive are fully applied, our operating companies in the EU and Norway should be able to interconnect with the public fixed network and other major telecommunications networks on a cost basis in order to provide their services. There can be no assurance, however, that we will be able to obtain from incumbent telecommunications operators interconnection on terms and conditions or at prices satisfactory to us without protracted negotiations or involvement in time-consuming regulatory proceedings.

   Licensing. EU telecommunications policy has also aimed to harmonize the licensing requirements for the provision of public telecommunications services. As a result of the ''Licensing Directive'' (97/13/EC), which became effective on December 31, 1997, member states are required to change national legislation so that providers of telecommunications services require either no authorization or a general authorization which is conditional upon ''essential requirements'', such as the security and integrity of the network's operation. Licensing conditions must be objective, transparent and non-discriminatory. Member states may issue individual licenses in certain situations. For example, the provision of public voice telephone and the establishment or provision of public telecommunication networks may be subject to individual licenses. In addition, telecommunications operators with significant market power may be required by member states to hold individual licenses carrying more burdensome conditions than the authorizations held by other providers. Significant market power is typically 25% of the relevant market.

   Regulation of the Internet. Although Internet-specific regulations have not been issued, EU policy may develop harmonized principles of ''responsibility of content'' to apply to Internet access providers analogous to those applicable to publishing companies. We do not expect such regulations to materially adversely affect our Internet business plans.

   Video Services

   Video Services through Telecommunications Networks. Most of our operating companies are the only cable television operators in their franchise areas. As with the telecommunications sector, the cost of building a network to provide video services is a considerable disincentive to potential new entrants in the video services market. Our operating companies may face competition in the long term in their franchise areas from new entrants providing video services through the infrastructure of incumbent telecommunications operators and potential new entrants. In The Netherlands, for example, where there are no restrictions on the use of telecommunications infrastructure for the provision of cable television services, the incumbent telecommunications operator is testing whether it will be able to provide video services through its fixed networks.

   Conditional Access. In order to enable further competition in the video services market, the EU Commission passed the ''Advanced Television Standards Directive'' (95/47/EC), dated October 24, 1995, which requires member states to regulate the offering of conditional access systems, such as program decoders used for the expanded basic tier services offered by many of our operating companies. Providers of such conditional access systems are required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters.

   Broadcasting. The ''Television Without Frontiers Directive'' (97/36/EG), dated June 30, 1997, is intended to introduce freedom of broadcasting in the EU. Generally, broadcasts emanating from and intended for reception within a country have to respect the laws of that country. Under the directive, other EU member states will be required to allow broadcast signals to be made into their territories so long as the broadcaster complies with the law of the originating member state. Television advertising and sponsorship in member states will have to comply with certain minimum rules and standards, although member states may set more detailed and stricter rules for certain matters.

   We plan to enter into joint venture agreements with programming providers in order to launch eight new channels in late 1999, which we intend to broadcast to our operating companies and other cable television operators for distribution through their networks. We understand that the Television Without Frontiers Directive will apply to the broadcasting of these joint-venture channels to such operating companies so that one broadcasting license within an EU member state will permit us to broadcast such channels to cable operators throughout the EU. Where the joint-venture partner is already a licensed broadcaster within the EU, we believe the joint venture activities may fall within the scope of our partner's broadcast license, and that the joint venture could operate under the terms and conditions of that license. We also plan to apply for a broadcasting license in an EU country to accommodate joint ventures with those partners that do not have a broadcast license in a member state of the EU or channels created without a partner. We are currently in discussions with the regulatory authorities in The Netherlands and plan to obtain a broadcasting license in The Netherlands.

Austria

   Relationship with Municipalities

   Each of the five municipalities in which the Telekabel Group offers services holds, directly or indirectly, 5% of the local operating company. Each member of the Telekabel Group has entered into an agreement with its municipality. Under the agreement between Telekabel Wien and the City of Vienna, decisions regarding the subscriber rates and programming content of Telekabel Wien's basic subscription package require the unanimous approval of Telekabel Wien's board of management, of which the city appoints one member. While the board of management in the past has always unanimously approved these decisions there can be no assurance that the municipality's director will continue to approve these decisions in the future and not hinder the implementation of our strategies for our video, telephone or Internet/data services. If the managing directors cannot reach agreement, the parties have agreed to call a shareholders meeting to decide the matter. Under Austrian law, a majority shareholder such as us may generally take a decision at a shareholders meeting rather than through the board of management. However, we as the majority shareholder have never taken this action and do not anticipate doing so in the future. The agreements between the other Telekabel Group members and their municipalities require each member to consult with its municipality prior to making similar business decisions.

   Video Services

   Regulatory Framework. The Cable and Satellite Broadcast Radio Law governs the provision of video services in Austria. The Regional Radio and Cable Broadcast Authorities regulate the operation of cable television networks.

   Notifications. Telekabel Group does not require a license to provide video services. It need only notify the Regional Radio and Cable Broadcast Authority of the services it intends to provide. The right to provide such services is not exclusive.

   Programming. Under the Cable and Satellite Broadcast Radio Law, Telekabel Group is required to carry two ''must carry'' public Austrian channels in its basic tier service. In July 1997, previous prohibitions on cable network operators transmitting programming produced by them were lifted. Pursuant to the terms of the agreement with Vienna, however, Telekabel Wien is prohibited from producing programming.

   Price Regulation. Pricing of the basic tier service is subject to price control by the Austrian Wage and Price Commission. Approval from the Wage and Price Commission generally must be sought where the desired increase is greater than 50% of the consumer price index. Historically, all of Telekabel Group's price increase applications have been approved. Pricing of services other than the basic tier is not regulated.

   Telephone and Internet/Data Services

   Regulatory Framework. The Telecommunications Act which came into force August 1, 1997 liberalized the telecommunications sector in Austria as of January 1, 1998, in compliance with EU directives. As a result, cable television networks may be used to provide telecommunications services as described above under "--European Union -- Telephone and Internet/Data Services".

   Licenses. A telecommunications operator or service provider must obtain a license issued by the Austrian telecommunications regulatory agency, the Telekom Control Commission, to provide public voice telephone services and for the public offer of leased lines. Telekabel Wien has received a license to provide public voice telephone services in the entire Republic of Austria and a license for the public offer of leased lines through its cable network. The licenses are granted for an unlimited period of time provided that the offering of each respective service begins by February 1999 at the latest.

   Interconnection. Austria's Telecommunications Act generally implements the terms of the EU Directive on Interconnection in Telecommunications. In November 1998, the Telekabel Group entered into an interconnect agreement with PTA, the incumbent operator. Difficulty and delay in negotiations and agreement led Telekabel Group to seek the intervention of the Austrian telecommunications regulator, which determined the principal terms of the agreement. PTA has brought an action in the Austrian courts to revise the terms of the interconnection arrangement.

   Price Regulation. Although there are no voice-telephone pricing regulations, the Telekom Control Commission must be notified of the tariff structure and any subsequent rate increases. In addition, if the Telekabel Group were held to have significant market power (as defined in Austria's Telecommunications Act) with respect to the services offered, certain matters including tariffs would become subject to the approval of the Telekom Control Commission.

   Internet/Data Services. Internet/data services are regulated as telecommunications services under the Telecommunications Act. Under Austria's Telecommunications Act, Telekabel Group does not require licenses to provide Internet/data services. It need only notify the Telekom Control Commission of the services it intends to provide.

Belgium

   Video Services

   Regulatory Framework. The law of March 30, 1995, for Brussels, the decree of January 25, 1995 of the Council of the Flemish Community and the decree of July 17, 1987 of the Council of the French Community govern the provision of video services in Belgium. Only the first two regulations are relevant to TVD's operations.

   Authorizations. In Belgium, a cable operator needs to obtain a governmental authorization from the appropriate Community to operate a cable television system. The Belgium Communities, which are the French Community, the Flemish Community and the German-speaking Community, have exclusive jurisdiction to regulate cable television, including programming content, in their respective language areas. The Flemish and French Communities, as well as the Federal government, have overlapping jurisdiction in the bilingual area of Brussels where TVD operates. During 1996, 1997 and 1998, all of TVD's non-exclusive authorizations were renewed for nine years. Special authorizations are also required for the distribution of non-EU programs, both in Flanders and in Brussels and we have requested a special authorization in Brussels.

   Programming. In all of the regions of Belgium, cable television operators are required to transmit particular local, national and other channels as part of their basic tier service. There are usually between 11 and 13 of these ''must-carry'' channels.

   Price Regulation. Price increases require the approval of the Ministry of Economic Affairs and must be justified by an increase in the cost of providing the service. Increases are generally approved as long as the increase is below the level of inflation. Historically, all of TVD's price increases have been approved.

   Franchise Fees. Since 1995, cable regulations came into force, which granted cable operators a right of way for the use of public and private property to install and exploit cable networks. Prior to the 1995 regulations, TVD was a party to concession agreements with the municipalities in its franchise areas, which obliged it to pay certain franchise fees. TVD has not paid franchise fees since 1995 when the cable regulations went into effect. In Etterbeek, however, TVD pays the municipality an annual amount. Nonetheless, certain municipalities have requested payment of the old franchise fees, which amount to 5% of the operating system's annual gross revenues. TVD does not believe that it is obliged to pay these fees because it believes that the 1995 regulations have superseded the concession agreements.

   Telephone and Internet/Data Services

   Regulatory Framework. The provision of cable telephone is governed by the law of March 21, 1991, as amended by the law of 1997, together with secondary regulations. These provisions allow telecommunications services to be provided through cable television networks as described above under ''-- European Union -
- Telephone and Internet/Data Services''. In line with the liberalization process in the EU, the Belgian Parliament adopted in December 1997 a law amending the law of 1991 and abolishing the remaining monopoly rights of Belgacom, the incumbent telecommunications operator. As a result, other telecommunications operators may begin to offer public voice telephone in Belgium.

   Licenses. TVD had a provisional license to build and operate a public telecommunications network and has applied for a permanent license to build and operate a telecommunications network. TVD has submitted an application for a license to offer voice telephone services and expects to receive a license during the first half of 1999.

   Internet/Data Services. The provision of Internet/data services in Belgium is also governed by the law of March 21, 1991, as amended, pursuant to which TVD must make certain notifications to the Institut Belge des Postes et Telecommunications regarding the services it intends to provide. In addition, TVD is required to hold either a provisional or a permanent license to build and operate a telecommunications network in order to offer Internet/data services on its own infrastructure.

The Netherlands

   Video Services

   Regulatory Framework. The liberalization of the Dutch telecommunications and cable television sector has generally proceeded at a quicker pace than set by the EU directives. The new Telecommunications Act took effect, with the exception of a few provisions, on December 15, 1998 and further liberalizes these sectors. The Dutch Telecommunications Act governs the installation and operation of fixed telecommunications infrastructures, which include cable television networks, and the provision of telecommunications services, including the provision of telephone and Internet/data services. The provision of video services through the cable television network, and more specifically content, is regulated primarily by the Dutch Media Act, as amended, and the Media Decree.

   Under the new Dutch Telecommunications Act, the Dutch Independent Post and Telecommunications Authority is charged with regulating the provision of telecommunications services. Under the Media laws, video service providers are subject to certain content requirements, which are overseen by the Commissariaat voor de Media.

   Registration. The new Dutch Telecommunications Act does not require a license for the installation, maintenance or operation of a cable network. Existing network operators need only register with the Dutch Independent Post and Telecommunications Authority within six months after December 15, 1998. The registration of a network does not give an operator any exclusive right. Any person may install, maintain and operate a new network alongside an existing one. The new Dutch Telecommunications Act gives cable network operators and providers of other public telecommunication networks rights of way to install and maintain cable, which are identical to those currently enjoyed by KPN, our principal competitor in The Netherlands.

   Programming. Pursuant to the Dutch Telecommunications Act and the Media laws, cable television network providers must transmit to all of its subscribers at least 15 programs for television and at least 25 programs for radio, including approximately seven television and nine radio ''must carry'' channels. The Dutch Independent Post and Telecommunications Authority may grant a total or partial exemption from these obligations if the provider does not have significant market power in its area of coverage.

   Our Dutch operating companies originally purchased their cable television networks from the local municipalities. Pursuant to the terms of the agreements with the municipalities, the Dutch operating companies are obligated to continue to provide basic tier services of between 20 and 30 television channels, including the 15 required under the Media laws.

   Cable television operators are allowed to transmit their own programs within The Netherlands upon obtaining a broadcast license from the Commissariaat voor de Media. The licensee must comply with the advertising and sponsorship rules set forth in the Media laws, which are consistent with the EU Television without Frontiers Directive.

   Price Regulation. Under several of the agreements with the municipalities described above, for a number of years the respective municipality's consent is required for increases of the price of the basic tier service which exceed certain agreed levels. Such consent is not typically required for price increases resulting from costs beyond the control of the operating companies, such as copyright fees, consumer price index increases and municipal duties and levies, which can be passed on to subscribers. Because the base subscription rate for the basic tier service has been kept at a low level, particularly in Amsterdam, the operating companies make up their revenue by charging programming suppliers carriage fees for the transmission of their channels. As A2000's basic tier price has been particularly restricted, A2000's carriage fees have been higher than those of the other Dutch systems held by UTH. Some of A2000's programming suppliers have been unwilling to pay such carriage fees and have withdrawn their channels from A2000's offering. Some of them have brought legal actions challenging the carriage fees, arguing that A2000's carriage fees are an abuse of its market strength. To date, none of A2000's programming suppliers have succeeded in their actions against A2000.

   The price of the basic tier service may also be regulated by the Dutch Ministry of Culture, but it has not yet intervened to stop price increases.

   Telephone and Internet/Data Services

   Regulatory Framework. Until recently, the fixed telecommunications infrastructure was a statutory monopoly of KPN, the Dutch incumbent telecommunications provider. As described above, the Dutch telecommunications sector has been liberalized in advance of and in accordance with European Union telecommunications policy and cable television networks may now be used for the provision of all telecommunications services.

   Interconnection. The Dutch Telecommunications Act generally implements EU telecommunications policy. A2000 and UTH have entered into interconnect agreements with KPN.

   Price Regulation. While A2000's telephone service is not currently subject to price regulation, the prices of its competitor, KPN, are. The Dutch Independent Post and Telecommunications Authority has recently indicated that KPN should reduce its end-user tariffs and substantially reduce its interconnection prices to reflect costs.

   Internet/Data Services. Under the Dutch Telecommunications Act, Internet/data services are regulated as telecommunications services. As such, our Dutch operating systems need only register with the Dutch Independent Post and Telecommunications Authority as providers of public telecommunication services and/or networks.

Norway

   As a member state of the European Economic Area, Norway implements EU directives in the telecommunications sector.

   Video Services

   Regulatory Framework. The provision of video services in Norway is regulated by the Telecommunications Act of June 23, 1995 and The Broadcast Act of December 4, 1992.

   Registration. Under Norway's Telecommunications Act, the installation and operation of the cable infrastructure and equipment must be authorized by and registered with the Norwegian Post and Telecommunications Authority on the basis of certain necessary technical qualifications.

   In Norway, the simultaneous and unchanged transmission of television signals over a cable television network is not subject to any licensing or registration requirements.

   Programming. Cable television providers have ''must-carry'' obligations obliging them to include three national channels and typically one local television channel in their basic tier services. Distribution of any programming that is not a simultaneous and unchanged retransmission requires a programming license issued by the Ministry of Cultural Affairs. Because pay-per-view programming and some other services are not strictly simultaneous retransmission, Janco Multicom has obtained a three-year programming license.

   Price Regulation. The provision of the basic tier service is subject to price control. A cable operator is only allowed to increase the basic package subscription fee in line with the Official Consumer Price Index. There are no specific pricing restrictions on expanded basic tier services.

   Telephone and Internet/Data Services

   Regulatory Framework. Since January 1, 1998, alternative networks in Norway have been permitted to offer voice telephone services in accordance with the terms of the applicable EU directives.

   Registration. For telephone operators and service providers without significant market power, as is currently the case with Janco Multicom, no license is required to offer voice telephone services. Such providers need only register with the Norwegian Post and Telecommunications Authority.

   Interconnection. Norway's telecommunications legislation generally implements EU policy on interconnection. Cable network companies have the right to interconnect with the public telecommunications network and the national incumbent operator, TeleNor, has the duty to provide any telecommunication company with interconnection to its network on a non-discriminatory basis. Interconnection rates charged by TeleNor must be on a cost-basis. Janco Multicom has entered into an interconnection agreement with TeleNor.

   Pricing. Providers of public telephone without significant market power, including Janco Multicom, are not subject to any specific pricing regulations.

   Internet/Data Services. Cable television networks do not require a license or notification to provide Internet/data services. They need only register the service with the Norwegian Post and Telecommunications Authority.

Israel

   Video Services

   Regulatory Framework. As part of the liberalization policy adopted by the Israeli Communications Ministry, the telecommunications and cable television market in Israel is expected to undergo significant reforms in 1999. We expect that these reforms will include opening the multi-channel television business to competition by granting licenses to direct to home satellite operators and opening the local telephone and Internet/data transmission markets to competition by granting licenses to independent operators, thereby allowing competition with Bezeq, the Israeli incumbent telecommunications operator. Upon expiration of the existing cable television licenses, franchise exclusivity will be eliminated and other operators will be permitted to apply for cable television licenses to compete in the cable television market.

   The 1987 Bezeq law, which allowed the introduction of cable television, gave the new cable companies exclusive rights to download and rebroadcast satellite programming until 2003. The cable television operators therefore challenged the legal basis of the Ministry of Communications policy of introducing direct to home satellite service before that date. In November 1998, the Israeli High Court of Justice decided that direct to home satellite service could be introduced before 2003. The cable television operators are seeking compensation for the loss of exclusivity prior to 2003. This could come in the form of some additional right or rights with respect to the content or services they provide.

   Franchise Agreements. Tevel holds exclusive cable television franchise agreements that were granted for a period of 12 years and expire in 2002. These franchises include a four-year renewal option. Gvanim, which was recently acquired by Tevel, holds exclusive franchises which expire in 2005 and 2002. As with the Tevel franchises, the Communications Ministry is authorized to extend both of these franchises for an additional four years. Tevel and Gvanim pay the government royalties of 5% of their gross revenues. Upon the opening of the telecommunications market to competition, exclusive cable television franchises are expected to be replaced with long-term renewable, non-exclusive licenses that will permit cable operators to continue providing cable television services and to begin to offer additional telecommunications services such as voice telephone and Internet/data services.

   Programming. Pursuant to its franchise agreements, Tevel must provide within its basic service five tape-delivered channels subtitled in Hebrew: a movie channel, a general entertainment channel, a children's channel, a nature and science channel, and a sports channel. The movie channel and the general entertainment channel are produced by I.C.P. Israel Cable Programming Company Limited, a programming company owned by Tevel, Gvanim and the other Israeli cable television companies. The other three channels are produced by independent parties. The ownership by the Israeli cable television operators of ICP is considered a ''restrictive arrangement'' under Israeli Restrictive Trade Practices law and is regulated by an arrangement approved by the Restrictive Trade Practices Tribunal in June 1996, which expires in June 1999. Pursuant to this arrangement, ICP may continue to produce the general entertainment and movie channels. In addition, ICP is obligated to spend 15% of its programming expenses on programming from local producers.

   The Restrictive Trade Practices Tribunal is currently considering requiring cable network operators either to divest their interests in content suppliers (which may increase programming costs) or to supply the previously cable-exclusive content they produce to the direct to home satellite service providers once they are operational.

   In addition, pursuant to the 1987 Bezeq Law, cable operators must obtain authorization to add or remove channels from their service from the Ministry of Communications. Further restrictions prohibit cable television operators from carrying advertisements on their tape-delivered channels. Tevel currently is required to provide three ''must-carry'' off-air channels. Its current arrangement currently prohibits ''tiering'' of video services. Since its establishment, Tevel has offered its subscribers the ''super-basic package'', which is currently comprised of 45 channels of programming. In light of expected future competition by the direct to home satellite service providers, including the fact that the direct to home satellite service providers will be entitled to provide ''tiering'' of their video services, Tevel and other cable television providers have applied to the Ministry of Communications for approval of ''tiering'' of their respective services upon opening the multi-channel television business to competition. The Ministry has not yet responded to this request. It appears that the Ministry intends to delay introduction of ''tiering'' by the cable television operators to ease the entering of the direct to home satellite service providers into the market. Tevel and the other cable television operators have filed an appeal to the High Court of Justice challenging the Ministry's intention. The Court has decided that it will commence the appeal hearing if the parties do not reach an arrangement by the end of February 1999.

   Pricing. Cable television service subscription fees are subject to regulation through the franchise agreements and through the arrangement approved by the Restrictive Trade Practices tribunal. Currently, this arrangement is more restrictive than the franchise agreements and permits basic service subscription fees to be increased by a maximum of 1.9% per year above the cost of living index.

   Telephone and Internet/Data Services

   As part of the proposed liberalization of the telecommunications market in 1999, Tevel and Gvanim expect to be permitted to supply Internet/data and local telephone services in their franchise areas.

   France. Mediareseaux is authorized to operate cable networks for audio-visual services in the territory of Syndicat Mixte de Videocommunication de l'Est parisien and the territory of the city of Rosny-sous-Bois pursuant to two licenses, valid until 2026 and 2022 respectively, granted by the Conseil Superieur de l'Audiovisuel in December 1995 and September 1997. In order to operate its cable television infrastructure, however, Mediareseaux was required to enter into public service delegation agreements with local authorities. The terms of Mediareseaux's agreements with these two territories govern, among other things, Mediareseaux's channel line-up and cable subscription rates. The agreements also give the respective territories the option to purchase Mediareseaux's network at the expiration of the agreements for a price equal to its usage value as estimated under the terms and conditions of the agreements. Mediareseaux has also entered into public domain occupancy agreements with each city in its region giving Mediareseaux the right to establish its cable network in the public domain. Mediareseaux did not conclude separate public domain occupancy agreements with Rosny-sous-Bois as such rights were contained in the public service delegation agreement.

   Mediareseaux holds licenses granted by the Minister of Telecommunications in June 1998 for the establishment and operation of a public telecommunications network and for the provision of voice telephone in three French departments of the Paris region. The licenses were granted for a period of 15 years, are non-transferable and can only be revoked for a material breach of telecommunications regulations. Mediareseaux is currently negotiating an interconnect agreement with France Telecom. Pursuant to Article L34.8 II of the Post and Telecommunication Code, France Telecom's interconnection rates must be cost-oriented and offered on non-discriminatory terms. Mediareseaux has entered into an interconnect agreement with France Telecom. Mediareseaux expects, however, that it will seek to renegotiate some provisions of the interconnect agreement during 1999.

   Malta. In 1991, Melita was awarded an exclusive 15-year renewable license to deliver cable television services for Malta. Rates for the basic tiers are subject to regulation and requests for rate increases made to the government must be accompanied by a cost analysis of the increases in cost. Premium services, ''pay-per-view'' and other additional services are not subject to rate regulation.

   Hungary. Cable operators in Hungary are not granted franchises; however, all cable operators must be properly registered with the appropriate government agency. Moreover, although there is no rate regulation in Hungary, rates are subject to consumer pricing and anti-competition reviews by the government. Further, a single cable operator may not provide service to homes exceeding in the aggregate one-sixth of the Hungarian population.

   Czech Republic. There is no rate regulation of cable or wireless cable services in the Czech Republic. Rate increase notifications must be sent out ninety days in advance, however, as conditions of the franchises awarded by the municipalities. All cable operators must have a valid establishment and operating permit, which is issued by the Czech Telecommunications office. Additionally, all cable operators must be registered with the council for radio and television broadcasting.

   Romania. Exclusive franchises are not awarded in Romania. We have received non-exclusive licenses to operate cable television systems in all of its service areas. These renewable licenses are valid for another six years. The cable television industry is regulated by the Romanian audiovisual law, which went into effect in June 1996, and is administered by the National Audiovisual Council.

   Slovak Republic. There is no regulatory body in the Slovak Republic that issues cable franchises, however, an operating permit and broadcasting license is required. Most private cable operators have their own agreements with each city and/or large co-operative housing associations. Moreover, there is no rate regulation on cable activities. Cable operators are subject, however, to consumer pricing reviews and the laws on monopolistic positioning in the market and must register with the broadcast council and submit channel line-ups as part of the permit process.

Other Matters

   EU directives and national consumer protection and competition laws in our Western European markets impose limitations on the pricing and marketing of integrated packages of services, such as video, telephone and Internet/data services. These limitations are common in developed market economies and are designed to protect consumers and ensure a fair competitive market. While we may offer our services in integrated packages in our Western European markets, we are generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephone, that a subscriber might not otherwise take. In addition, we must not abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization between our business lines that would have this effect would be prohibited. We have to be careful, therefore, in accounting for discounts in services provided in integrated packages. We believe we can implement our strategy of offering integrated packages of services without infringing any of these consumer protection and anti-competition laws. We do not, therefore, expect any of these limitations to significantly affect our operating strategy.

   Our Israeli operating companies are not currently permitted to offer integrated services.

Item 2.  Properties
         ----------

   We lease our corporate offices in Amsterdam and London. Our operating companies and subsidiaries generally lease their offices as well. We own small parcels of property in various countries that we use for our network equipment. In other countries, we have been able to obtain easements for this equipment.

Item 3.  Legal Proceedings
         -----------------

   We and our operating companies are not parties to any material legal proceedings. From time to time, we and our operating companies may become involved in litigation relating to claims arising out of its operations in the normal course of business. See also "Business --Operating Companies -- The
Netherlands: A2000 Holding N.V. -- Programming".

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   On November 6, 1998, by a resolution in writing, our shareholders approved our entering into an option agreement with DIC Communication and Technology Limited ("DIC") and PEC Israeli Economic Corporation ("PEC"). The option agreement granted DIC and PEC the right to purchase a certain number of ordinary shares pursuant to the agreement, as well as for the 20% option of the Holder, as defined in the option agreement. The resolution also excluded the preemptive rights of our shareholders in respect of the options and the shareholders agreed to amend our articles of association at such time as required to comply with the exercise of the options.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

   Our ordinary shares trade on the Amsterdam Stock Exchange ("AEX") under the symbol "UPC" and ADSs representing ordinary shares trade on the Nasdaq National Market under the symbol "UPCOY." Both began trading on February 12, 1999, at the time of our initial public offering. The following table shows the range of high and low sales prices reported on the AEX and Nasdaq:

                                                          AEX                     Nasdaq
                                                 ----------------------  ------------------------
                                                    High        Low         High          Low
                                                 ----------  ----------  -----------  -----------
February 12 - March 26, 1999.                    Euro 38,25  Euro 29,45          $45      $31 1/8

       As of March 26, 1999, there were approximately 39 holders of record of our ADSs.

       We generally do not know who the owners of our ordinary shares are since they are not held in bearer form.

       We have never paid cash dividends on our ordinary shares.

Item 6.  Selected Financial Data
         -----------------------


                      SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data for the six months ended December 31, 1995 and the years ended December 31, 1996, 1997 and 1998 have been derived from our audited consolidated financial statements, as restated to include Monor Communications Group, Inc. and Tara Television Limited for all periods in which their operations were part of UIH's consolidated results. The consolidated financial data for the year ended December 31, 1994 has been derived from the audited financial statements of the European cable television operations of Philips Electronics N.V. contributed to us upon our formation as a joint venture. The following consolidated financial data for the six months ended June 30, 1995 have been derived from unaudited financial statements that, in our opinion, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial data for such periods and as of such date. Due to the relative value of the assets contributed by UIH and Philips, the cable television properties contributed by Philips are deemed to be our predecessor. On December 11, 1997, UIH acquired the 50% of us that it did not already own from Philips. As a result of this acquisition and the associated push-down of UIH's basis on December 11, 1997, the financial information for the year ended December 31, 1998 is presented on a ''post-acquisition'' basis. The data set forth below for us is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with ''Management's Discussion and Analysis of Financial Condition and Results of Operations''.


                                                                       UPC                              Predecessor Interest
                                               ----------------------------------------------------  --------------------------

                                                                                       Six Months    Six Months       Year
                                                      Year Ended December 31,             Ended         Ended         Ended
                                               -------------------------------------  December 31,     June 30,   December 31,
                                                  1998         1997         1996          1995          1995          1994
                                               -----------  -----------  -----------  -------------  -----------  -------------
                                                            (Dutch guilders, in thousands except per share data)
Statement of Operations Data:
 Service and other revenue...................     408,970      337,255      245,179        100,179       91,100        183,600
 Operating expense...........................    (138,459)    (118,508)     (82,439)       (32,806)     (23,000)       (44,100)
 Selling, general & administrative
  expense....................................    (481,703)    (119,067)     (81,176)       (33,617)     (23,600)       (44,500)
 Depreciation and amortization...............    (187,646)    (132,888)     (79,832)       (33,974)     (21,100)       (42,200)
                                               ----------   ----------   ----------     ----------      -------        -------
 Net operating income (loss).................    (398,838)     (33,208)       1,732           (218)      23,400         52,800
 Interest income.............................       7,397        6,512        2,757          6,403           --             --
 Interest expense............................    (104,355)     (70,738)     (38,475)       (19,873)          --             --
 Provision for loss on investment
  related costs..............................      (6,230)     (18,888)          --             --           --             --
 Foreign exchange gain (loss) and
  other expense..............................       2,690      (41,063)     (21,200)        (3,376)          --             --
                                               ----------   ----------   ----------     ----------      -------        -------
 Net income (loss) before income
  taxes and other items......................    (499,336)    (157,385)     (55,186)       (17,064)      23,400         52,800
 Shares in result of affiliated
  companies, net.............................     (63,486)     (20,270)     (22,286)       (31,095)      (2,300)        (2,800)
 Minority interests in subsidiaries..........       1,153          152       (2,208)          (191)          --           (200)
 Income tax benefit (expense)................      (1,215)       1,649         (509)           155           --             --
                                               ----------   ----------   ----------     ----------      -------        -------
 Net income (loss)...........................    (562,884)    (175,854)     (80,189)       (48,195)      21,100         49,800
                                               ==========   ==========   ==========     ==========      =======        =======
 Basic and diluted loss per ordinary
  share......................................       (7.22)       (2.03)       (0.92)         (0.55)         n/a            n/a
                                               ==========   ==========   ==========     ==========
 Weighted-average number of
  ordinary shares outstanding................  77,914,081   86,578,117   87,107,325     87,107,325          n/a            n/a
                                               ==========   ==========   ==========     ==========




                                                                                                       Predecessor Interest
                                                                       UPC                           -------------------------
                                               ---------------------------------------------------    Six Months       Year
                                                             Year Ended December 31,                    Ended         Ended
                                               ---------------------------------------------------     June 30,    December 31,
                                                   1998         1997         1996           1995         1995           1994
                                               ----------   ----------   ----------     ----------   -----------   -----------
Selected Balance Sheet Data:
Non-restricted cash and cash equivalents.....      29,571      100,144       43,694        123,895          400            700
Other current assets.........................     136,046       85,421       83,265        172,687       10,000         14,700
Investments in affiliated companies..........     480,455      400,337      249,189        264,271        5,200          5,900
Property, plant and equipment................     602,997      484,982      415,989        277,785      192,000        197,800
Intangible assets............................     680,032      690,046      270,407        209,274        2,200          2,300
 Total assets................................   2,055,183    1,902,392    1,065,273      1,048,701      220,400        222,000
Short-term debt..............................     351,853      257,515      449,892        443,401           --          3,400
Other current liabilities....................     244,514      185,442      120,649         92,574      132,300         41,100
Long-term debt...............................   1,174,749      966,100      275,802        236,140           --             --
 Total liabilities...........................   2,116,019    1,467,184      858,059        777,506      132,300        165,100
 Total shareholders' equity (deficit)........     (86,770)     426,493      202,659        269,795       86,700         56,900

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

   The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions about matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to manage and grow our newer telephone and Internet/data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. Our statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that relate to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations covers the years ended December 31, 1998, 1997 and 1996, as restated to include Monor Communications Group, Inc. and Tara Television Limited for all periods in which their operations were part of UIH's consolidated results, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.


                                  Introduction

   We commenced our present business in July 1995. Our systems together have the largest number of subscribers of any group of broadband communications networks operated across Europe. We provide cable television services. We are further developing and upgrading our network to provide digital video, voice and Internet/data services in our Western European markets. We and Microsoft recently signed a letter of intent to establish a relationship to work jointly on Internet, telephone and video projects.

   As of December 31, 1998, we consolidated the results from our systems in Austria, Belgium, Norway, France, Hungary, the Czech Republic, Romania, the Slovak Republic and Ireland. Unconsolidated systems included our interests in the Dutch, Israeli and Maltese systems, and programming interests in Hungary and the Czech Republic. We account for these unconsolidated systems using the equity method of accounting. During the year ended December 31, 1998, we consolidated some of our Dutch systems for a seven-month period ended July 31, 1998. Thereafter, all of the Dutch systems were accounted for using the equity method. On February 17, 1999, we acquired the remaining 49% interest in UTH, our Dutch holding company, and will begin consolidating the results of UTH's systems other than A2000.


                                 History of UPC

   Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in consolidated revenues and expenditures.

September 1996              In September 1996, we increased our ownership in Norkabel (Norway) from 8.3% to 100%,
 Norkabel and Kabelkom      Kabelkom (Hungary) from 3.9% to effectively 50% and the Swedish system from 2.1% to
 Acquisitions               25.9%. We subsequently sold our interest in the Swedish system. Norkabel was consolidated effective upon its acquisition. Kabelkom was accounted for using the equity method.

January 1997                In January 1997, we acquired 70.2% of Janco, a cable system in Oslo, Norway, from
 Janco Acquisition          Helsinki Media. In November 1997, we merged Norkabel into Janco to form Janco Multicom, of which we held 87.3%. In November 1998, we acquired the remaining 12.7% of Janco
                            Multicom for approximately NLG37.2 million.


December 1997               On December 11, 1997, we and UIH acquired the 50% of our ordinary shares held by Philips
 UPC Acquisition            for NLG450.0 million. As part of this acquisition, we purchased 3.17 million shares of
                            Class A Common Stock of UIH held by Philips for NLG66.8 million and we and UIH purchased all of our convertible notes back from Philips for NLG339.8 million. The acquisition of
                            UPC was financed with proceeds from our senior revolving credit facility and our bridge bank facility and cash from UIH.

Miscellaneous System        We sold our unconsolidated interests in our systems in France called Citecable in 1996,
 Sales (1996-1998)          Germany in 1997 and Spain in 1998 and our consolidated interest in Portugal in 1998.

January 1998                Effective January 1, 1998, we acquired the Combivisie cable television systems in the
 CNBH Formation and         region surrounding our KTE system in The Netherlands for a purchase price of NLG180.8
 Combivisie Acquisition     million. Effective January 1, 1998, we combined the Combivisie and KTE systems to form
                            CNBH and consolidated the results of CNBH through July 31, 1998 (see UTH Formation).

June 1998                   On June 29, 1998, we acquired from Time Warner Entertainment Company L.P. 50% of
 Eastern Europe             Kabelkom, the Hungarian cable television system holding company, increasing our ownership
 Transactions               to 100%. The purchase price was approximately $27.5 million, $9.5 million of which was payable in cash and $18.0 million by delivery of a non-interest bearing note. We gave
                            Time Warner the option, exercisable until March 26, 1999, to purchase 50% of the
                            Hungarian programming businesses formerly held by Kabelkom, including HBO Hungary, and
                            100% of TV Max, a Czech and Slovak Republic programming business, for approximately
                            $18.25 million. Subsequent to December 31, 1998, Time Warner executed their option.
                            Effective June 30, 1998, we combined our interests in Kabelkom with Kabeltel, a group of
                            Hungarian cable television systems located in Budapest and other large Hungarian cities, forming Telekabel Hungary. We own 79.25% of Telekabel Hungary, Hungary's largest cable television operator, and started consolidating its results as of such date.

August 1998                 In August 1998, we and NUON combined all of our Dutch broadband cable television and
 UTH Formation              telecommunications businesses to form UTH. We contributed 100% of CNBH and 50% of A2000 for our 51% interest in UTH. NUON contributed 100% of Telekabel Beheer. We and NUON agreed on the relative values of their respective assets and NUON made a small balancing payment of approximately NLG2.0 million for its 49% interest. See ''Corporate Ownership
                            Structure -- The Netherlands -- UTH''. As a result of the creation of UTH, since August
                            1, 1998, we have not consolidated the results of CNBH and account for UTH using the equity method of accounting. As described below, however, we have purchased the other 49%
                            of UTH and will consolidate the results of its systems in the future.

November 1998               We held our interest in the Israeli, Maltese and Irish operating systems through a
 Increase in Israeli and    partnership with a subsidiary of Tele-Communications International, Inc. In November
 Maltese Systems Ownership  1998, we acquired Tele-Communications International's indirect 23.3% and 25.0% interests in the Israeli and Maltese systems for approximately $88.5 million, net of closing adjustments, doubling our respective interests in these systems to 46.6% and 50%. We financed this acquisition through a loan from our primary partners in the Israeli operating system.


November 1998               As part of the Israeli and Maltese transaction described above, in November 1998, we
 Sale of Irish System       purchased from Riordan Communications Ltd., an indirect 5% interest in an Irish multi-channel television system and 5% of Tara Television Limited, a company providing
                            Irish programming to the U.K. markets. The purchase price was 384,531 shares of UIH we indirectly held. In November 1998, we sold the newly-acquired 5% interest in the Irish multi-channel television system, together with our previously-held 20% interest in this system, to Tele-Communications International, Inc. The purchase price for this transaction was $20.5 million, offsetting part of the purchase price payable for the
                            Israeli and Maltese systems.

December 1998               In December 1998, UIH sold to us in exchange for 6,330,340 of our ordinary shares UIH's:
 Purchase of Monor and
 Tara from UIH              -  44.75% economic interest in Monor Communications Group Inc. ("Monor), a company that operates a traditional telephone system in the Monor region of Hungary.
                            -  75% interest in Tara Television Limited ("Tara"), a company with revenues of approximately NLG1.3 million for year ended December 31, 1998.

                            Accordingly, because this was an exchange between companies under common control, we have restated our financial statements for all periods in which the operations of these companies were part of UIH's consolidated financial statements.

February 1999               In February 1999, UIH sold to us, in exchange for 4,955,264 of our ordinary shares, UIH's
 Purchase of IPS            approximately 33.5% interest in IPS, a group of programming entities focusing on the
 from UIH                   Spanish- and Portuguese-speaking markets. IPS had revenues of approximately NLG34.0 million for the year ended December 31, 1998.


February 1999               On February 17, 1999, we acquired NUON's 49% ownership interest in UTH for NLG518.1
 Purchase of UTH            million. In addition, we purchased from NUON a NLG33.3 million subordinated loan,
 Minority Interest          including interest, dated December 23, 1998 owed by UTH to NUON. We paid for the entire purchase price and loan totaling NLG551.4 million in cash on closing. Effective February
                            17, 1999, we own 100% of UTH.

March 1999                  In March 1999, UPC reached final agreement with Siemens Austria ("Siemens") to purchase Siemens' 95.63%
 Purchase of Bratislava     interest in SKT s.r.o., the company that owns and operates the cable TV system in Bratislava, Slovak
 Cable TV System            Republic.  The completion of the purchase is subject to obtaining the approval of regulatory authorities. The purchase price for the 95.63% interest is approximately NLG77.5 million ($41 million).

March 1999                  On March 29, 1999, we reached a definitive agreement with Time Warner Entertainment for the
 Agreement to purchase      purchase by us of 100% of Time Warner Cable France, a company which controls and operates three
 Time Warner Cable France   cable TV systems in the suburbs of Paris and Lyons and the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999.



                          Overview of Our Activities

Services

   To date, our primary source of revenue has been video entertainment services. For the year ended December 31, 1998 and the year ended December 31, 1997, our video services accounted for approximately 92.4% and 95.1%, respectively, of our consolidated revenues. For the same periods, our Internet/data service accounted for about 2.3% and 0.2%, respectively, of our consolidated revenue and our telephone services accounted for .1% and 0%, respectively.

   Our operating systems generally offer a range of video service subscription packages including a basic tier, which includes 26 to 32 channels, and an expanded basic tier, which includes 6 to 13 additional channels. In some systems, we also offer mini-tiers, premium programming, which typically includes 2 channels and pay-per-view programming, which includes 5 to 10 channels.

   Historically, video services revenue has increased as a result of:

   . acquisitions of systems, primarily in The Netherlands and Norway, . subscriber growth from both well established and developing systems, primarily in our Austrian and Eastern European systems, and . increases in revenue per subscriber from basic rate increases and the introduction of expanded basic tiers and pay-per-view services.

   For a discussion of our revenue recognition policies, see note 2 of the Notes to Consolidated Financial Statements.

   We believe that an increasing percentage of our future revenues will come from telephone and Internet/data services. Within a decade, video services could account for half of our total revenue, as our other services increase. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Our capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect.

Pricing

   We usually charge a one-time installation fee when we connect subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming, which are generally offered only to expanded basic tier subscribers.

   In our Western European markets, price controls by various local and national governmental agencies apply to the basic tier services. Expanded basic tier, pay-per-view and premium programming are subject to EU and national competition laws generally but are not subject to sector-specific price controls.

Costs of Operations

   Video services operating costs include the direct costs of programming, franchise fees and operating expenses necessary to provide the service to the subscriber. Direct costs of programming are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Franchise fees, where applicable, are typically based upon a percentage of revenue and typically range from 3% to 5% in Belgium and are approximately 13.5% in Austria. Other direct operating expenses include operating personnel, service vehicles, maintenance and plant electricity.

   Selling, general and administrative expenses include personnel-related costs such as stock-based compensation expenses, marketing, sales and commissions, legal and accounting, office facilities and other overhead costs.

   Stock based compensation expense results from our stock option and phantom stock option plans, which, prior to the offering, require variable plan accounting. Increases in the fair market value of our shares result in compensation charges that are expensed for vested options. Decreases in fair market value would result in compensation credits. A compensation charge is generally a non-cash expense unless the option holder puts the vested option to us for cash. Following our initial public offering, we have the right to settle the option in shares upon exercise; therefore options issued pursuant to the stock option plan will no longer require variable plan accounting, however, our phantom stock option plans will continue to require variable plan accounting.


                             Results of Operations

   The following table sets forth information from, or derived from, our Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996. As a result of UIH's acquisition of UPC and the associated push-down of UIH's basis on December 11, 1997, this information is presented on a ''post-acquisition'' basis. These operating results have been restated to include Monor Communications Group and Tara for all periods for which their operations were part of UIH's consolidated results.


                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                           1998            1997           1996
                                                       -------------  --------------  -------------
                                                             (Dutch guilders, in thousands)
Service and other revenue............................       408,970         337,255        245,179
Operating expense....................................      (138,459)       (118,508)       (82,439)
Selling, general and administrative expense..........      (481,703)       (119,067)       (81,176)
Depreciation and amortization........................      (187,646)       (132,888)       (79,832)
                                                           --------        --------        -------
  Net operating income (loss)........................      (398,838)        (33,208)         1,732
Interest income......................................         7,397           6,512          2,757
Interest expense.....................................      (104,355)        (70,738)       (38,475)
Provision for loss on investment related costs.......        (6,230)        (18,888)            --
Foreign exchange gain (loss) and other expense.......         2,690         (41,063)       (21,200)
                                                           --------        --------        -------
  Net loss before income taxes and other items.......      (499,336)       (157,385)       (55,186)
Share in results of affiliated companies, net........       (63,486)        (20,270)       (22,286)
Minority interests in subsidiaries...................         1,153             152         (2,208)
Income tax benefit (expense).........................        (1,215)          1,649           (509)
                                                           --------        --------        -------
Net loss.............................................      (562,884)       (175,854)       (80,189)
                                                           ========        ========        =======

Other information:
Adjusted EBITDA
  Net operating income (loss)........................      (398,838)        (33,208)         1,732
Depreciation and amortization........................       187,646         132,888         79,832
Stock based compensation.............................       322,627           4,818             --
                                                           --------        --------        -------
Consolidated Adjusted EBITDA.........................       111,435         104,498         81,564

As a Percentage of Revenue:
Operating expense....................................          33.9            35.1           33.6
Selling, general and administrative expense..........         117.8            35.3           33.1
Adjusted EBITDA......................................          27.2            31.0           33.3
Depreciation and amortization........................          45.9            39.4           32.6
Net operating (loss) income..........................         (97.5)           (9.8)            .7
Net loss.............................................        (137.6)          (52.1)         (32.7)


Revenue

   During the year ended December 31, 1998, our revenue increased NLG71.7 million to NLG409.0 million from NLG337.3 million for the year ended December 31, 1997, a 21.3 % increase. Of this increase approximately NLG57.5 million resulted from increased cable television revenue, NLG8.7 million resulted from increased internet revenue and the remainder, NLG5.5 million resulted from Tara and other services. The increase in cable television revenue resulted primarily from the acquisition of Combivisie in January 1998 which was consolidated through July 31, 1998 and the consolidation of Telekabel Hungary effective July 1, 1998. Of the NLG57.5 million approximately 21.6% was attributable to Combivisie and 48.2% was attributable to Telekabel Hungary. The balance of the increase in cable television revenue came from subscriber growth and in revenue per subscriber in Austria, and increased revenue from subscriber growth in the systems we are developing in France and Eastern Europe.

   During the year ended December 31, 1997, our revenue increased NLG92.1 million to NLG337.3 million from NLG245.2 million for the year ended December 31, 1996, a 37.6% increase. A substantial portion of this increase was attributable to the acquisition of Norkabel in October 1996 and the acquisition of Janco in January 1997, which together amounted to NLG77.0 million. The remaining increase in revenue was attributable to subscriber growth in the Austrian systems, increases in subscription fees in some systems and revenues from developing systems in France, Romania and the Slovak Republic, which were not included in the 1996 operating results.

Operating Expense

   During the year ended December 31, 1998, our operating expense increased NLG20.0 million to NLG138.5 million from NLG118.5 million for the year ended December 31, 1997, an 16.9% increase. Approximately NLG9.9 million of this increase was attributable to the results of Telekabel Hungary, which were consolidated effective July 1, 1998. In addition, approximately NLG2.0 million was attributable to the acquisition of Combivisie. The remaining increase comprised direct costs related to subscriber growth and increased operating costs related to the introduction of our Internet/data services. As a percentage of revenues, operating expense declined from 35.1% for the comparable period in 1997 to 33.9%. This was due primarily to the lower operating costs in the Combivisie system and a reduction of operating costs in Tara. We expect operating expense as a percentage of revenue to increase as new video, telephone and Internet/data services are introduced.

   During the year ended December 31, 1997, our operating expense increased NLG36.1 million to NLG118.5 million from NLG82.4 million the previous year, a 43.8% increase. Most of this increase was attributable to the acquisition of Norkabel in October 1996 and of Janco in January 1997, which together amounted to NLG27.5 million, the consolidation of Tara amounting to NLG6.6 million as well as the inclusion of operating expenses related to developing systems in France, Romania and the Slovak Republic that were not included in the 1996 operating results. In addition, operating expenses during 1997 included expenses related to the introduction of expanded basic tier programming in Austria, Belgium and The Netherlands and Internet/data services in Austria and Belgium.

Selling, General and Administrative Expense

   During the year ended December 31, 1998, our SG&A expense increased NLG362.6 million to NLG481.7 million from NLG119.1 million for the year ended December 31, 1997, a 304.5% increase. A substantial portion of this increase and the increase as a percentage of net revenue resulted from a stock-based compensation charge of NLG322.6 million attributable to our stock option plans for the year ended December 31, 1998. In addition, the Company incurred NLG15.9 million in general and administrative expenses attributable to the formation and start up of chello. A portion of this increase was also attributable to the acquisition of Combivisie and the acquisition of Telekabel Hungary, with the remaining increase comprising additional SG&A expenses related to the development of new businesses, including further development of Internet/data services and preparation for the launch of telephone services in The Netherlands, Norway and France. We expect SG&A expense, excluding stock-based compensation expense, as a percentage of revenue to continue to increase as new video, telephone and Internet/data services are introduced. In the future, stock-based compensation expense will be recognized only for our Phantom Stock Option Plans which continues to require variable plan accounting. Therefore, we expect this expense as a percentage of SG&A expense to decrease.

   During the year ended December 31, 1997, our SG&A expense increased NLG37.9 million to NLG119.1 million from NLG81.2 million for the prior year, a 46.7% increase. A substantial portion of this increase was attributable to the acquisition of Norkabel in October 1996 and of Janco in January 1997, which together amounted to NLG19.1 million, as well as the inclusion of expenses related to the consolidation of Tara and developing systems in France, Romania and the Slovak Republic that were not included in 1996. SG&A expense during the year ended December 31, 1997, also included expenses related to the introduction of expanded basic tier programming in Austria, Belgium and The Netherlands and Internet/data services in Austria and Belgium, as well as a stock-based compensation charge of NLG4.8 million.

   Our allowance for doubtful accounts as a percentage of trade receivables for the years ended December 31, 1998, 1997 and 1996 was 41.6%, 40.6% and 37.9%
respectively. This high allowance as a percentage of trade receivables results primarily from our billing process, whereby subscribers receive and generally pay their invoice before the service period begins. Therefore, most of our outstanding receivables generally represent overdue accounts requiring consideration for an allowance. As a percentage of revenue, our receivable balance is less than one half of a month of revenue.

Depreciation and Amortization

   During the year ended December 31, 1998, our depreciation and amortization expense increased NLG54.8 million to NLG187.7 million from NLG132.9 million for the year ended December 31, 1997, a 41.2% increase. NLG26.3 million of this increase and much of the increase as a percentage of our net revenue was attributable to the application of push-down accounting, including goodwill created in connection with the acquisition of UPC. The remaining increase comprised additional depreciation related to the acquisition of Combivisie and acquisition of Telekabel Hungary, additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

   During the year ended December 31, 1997, our depreciation and amortization expense increased NLG53.1 million to NLG132.9 million from NLG79.8 million in 1996, a 66.5% increase. The majority of the increase was directly attributable to the acquisition of Norkabel in October 1996 and of Janco in January 1997, which together amounted to NLG45.4 million. The remaining increase comprised additional depreciation from capital expenditures to upgrade the network in our primary systems and new-build for developing systems.

   On January 25, 1999 we and Microsoft Corporation entered into a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, we have agreed to grant Microsoft warrants to purchase up to 3,800,000 ADSs or ordinary shares, at Microsoft's option, at an exercise price of $28.00 per ordinary share or ADS. Half of these warrants will be issued at the earlier of April 25, 1999 and the signing of the first definitive agreement. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of this offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. We expect to record as contract acquisition rights approximately NLG61.1 million associated with the first half of the warrants. Such costs are expected to be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend upon the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met, in accordance with EITF Issue No. 96-18.

Operating Income (Loss); Adjusted EBITDA

   During the year ended December 31, 1998, operating loss increased NLG365.6 million to NLG398.8 million from NLG33.2 million, a 1,101.2% increase. Approximately 88.2% of this increase resulted from the stock-based compensation charge of NLG322.6 million related to our stock option plans. A substantial portion of the remaining increase resulted from new depreciation and amortization expense from the acquisition of UPC, the acquisition of Combivisie and the acquisition of Telekabel Hungary. The cable television industry generally measures the performance of a cable television company in terms of operating income before depreciation, amortization and other non-cash charges, which we refer to as ''Adjusted EBITDA''. Adjusted EBITDA increased NLG6.9 million to NLG111.4 million from NLG104.5 million, a 6.6% increase. As a percentage of revenue, adjusted EDITDA decreased to 27.2% from 31.0%, a 12.3% decrease. The decrease in Adjusted EBITDA was primarily attributable to NLG15.9 million in costs attributable to the formation and start up of Chello in addition to additional expenses related to the further development of internet/data services and the preparation for launch of telephony.

   During the year ended December 31, 1997, operating loss increased to NLG33.2 million from operating income of NLG1.7 million for the year ended December 31, 1996. This increase was primarily related to depreciation and amortization expense and the consolidation of Tara. Adjusted EBITDA increased NLG22.9 million to NLG104.5 million from NLG81.6 million, a 28% increase. During the year ended December 31, 1997, Adjusted EBITDA as a percentage of revenue dropped from 33.3% in 1996 to 31.0%, a decrease of about 6.9%. This decrease was primarily related to negative Adjusted EBITDA from developing systems in France and the Slovak Republic and the consolidation of Tara.

   We believe the introduction of telephone services and Internet/data services will have a significant negative impact on operating income and Adjusted EBITDA during 1999. Thereafter, this negative impact is expected to decline. We intend for our new businesses to be Adjusted EBITDA positive after two to three years following introduction of service, but there can be no assurance that this will occur. The financial effect of the development of our video programming businesses and the construction of our digital distribution platform will depend upon our ability to find joint venture partners for these new investments. If we are unable to find joint venture partners for these new investments, we will be required to consolidate all of the losses of these new investments.

Interest Expense

   During the year ended December 31, 1998, interest expense increased NLG33.7 million to NLG104.4 million from NLG70.7 million during the same period in 1997, a 47.7% increase. This increase was due primarily to increases in indebtedness related to the UPC Acquisition in December 1997, the acquisition of Combivisie in January 1998 and the acquisition of Telekabel Hungary in June 1998. See "-- Liquidity and Capital Resources".

   During the year ended December 31, 1997, interest expense increased NLG32.2 million to NLG70.7 million from NLG38.5 million during the same period in 1996, an 83.6% increase. This increase was due primarily to additional indebtedness incurred for the acquisition of Norkabel in October 1996 and, to a lesser extent, indebtedness incurred to fund developing systems, corporate overhead and the acquisition of UPC. See "-- Liquidity and Capital Resources".

Provision for Loss on Investment Related Costs

   The provision for loss on investment-related costs totaled NLG6.2 million and NLG18.9 million for the years ended December 31, 1998 and 1997, respectively. During 1998, Tara wrote off its deferred development costs. During 1997, we made a strategic decision to sell our interest in our Portuguese system due to competitive pressures beyond our control. After receiving several offers for the sale of our Portuguese system substantially less than the carrying value of our investment, we recorded a permanent impairment on the investment. The system was subsequently sold in January 1998.

Foreign Exchange Gain (Loss) and Other Expense

   Foreign exchange gain (loss) and other expense reflected a gain of NLG2.7 million for year ended December 31, 1998 as compared to a loss of NLG41.1 million for the same period in 1997. The foreign exchange gain during 1998 was due primarily to a more stable Dutch guilder in relation to the U.S. dollar during 1998 as compared to 1997. Subsequent to December 31, 1998, we repaid a significant portion of our remaining U.S. dollar-denominated indebtedness with proceeds from our initial public offering.

   Foreign exchange loss and other expense increased NLG19.9 million to a loss of NLG41.1 million for the year ended December 31, 1997 from a loss of NLG21.2 million for the previous year. This increase in foreign exchange loss was due primarily to the weakening of the Dutch guilder in relation to the U.S. dollar and its related impact on our U.S. dollar-denominated indebtedness, primarily pay-in-kind convertible notes owed to Philips.

Share in Results of Affiliated Companies, Net

   The table below sets forth our share in results of affiliated companies for the applicable periods. It shows the consolidation, following our July 1, 1998 acquisition, of our Hungarian cable television holding company, although our Hungarian programming business continues to be accounted for using the equity method.

                                                                 Year Ended December 31,
                                                          --------------------------------------
                                                             1998         1997          1996
                                                          -----------  -----------  ------------
                                                             (Dutch guilders, in thousands)
A2000...................................................     (26,631)     (25,458)      (19,965)
UTH.....................................................     (22,780)          --            --
Hungary (Kabelkom, programming and
  cable television).....................................      (7,970)       4,431          (262)
UII Partnership (Israel, Ireland and Malta).............        (666)      10,589         1,896
Monor...................................................      (4,381)      (9,633)       (4,475)
Other(1)................................................      (1,058)        (199)          520
                                                             -------      -------       -------
Total...................................................     (63,486)     (20,270)      (22,286)
                                                             =======      =======       =======

--------------
(1) "Other" shows in 1996, our share in results from Spain, France and Germany, in 1997 our share in results from TV Max, a Czech and Slovak Republic programming business and in 1998 our share in TV Max and Xtra Music.

   For the year ended December 31, 1998, our share in net losses of affiliated companies increased to NLG63.5 million from NLG20.3 million for the year ended December 31, 1997, a 212.8% increase, from the comparable period in 1997. A substantial portion of the increase in share in net losses was attributable to additional amortization of goodwill of A2000, Kabelkom, our Hungarian cable television holding company, and the partnership through which we held our interests in the Israeli, Irish and Maltese operating companies, in each case related to the new basis of accounting established in the step acquisition of us by UIH. A2000 also had increased losses as it began to introduce telephone services during this period. The share in net losses of Kabelkom for the year ended December 31, 1998 as compared to the net income over the comparable period in 1997 was related to the introduction of a new programming channel, increased programming fees, a loss of HBO subscribers due to the introduction of two additional commercial channels by competitors, and additional overhead costs. Effective July 1, 1998, we consolidated results from our Hungarian cable television businesses and no longer accounted for them in share of results of affiliated companies. The loss in the UII Partnership resulted from additional amortization as discussed above, in addition to losses incurred by Tevel during the last quarter of the year of which our share increased from 23.3% to 46.6%. These losses resulted from goodwill amortization and financing expense related to Tevel's acquisition of Guanim Cable Television Ltd.

   For the year ended December 31, 1997, our share in net losses of affiliated companies decreased to NLG20.3 million from NLG22.3 million for the previous year, a 9.0% decrease, primarily as a result of improved earnings from the partnership holding the Israeli, Irish and Maltese systems, offset by increased losses from Monor.


                           Statements of Cash Flows

   We had cash and cash equivalents of NLG29.6 million as of December 31, 1998, a decrease of NLG70.5 million from NLG100.1 million as of December 31, 1997. Cash and cash equivalents as of December 31, 1997 represented an increase of NLG56.5 million from NLG43.6 million as of December 31, 1996.


                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                            1998           1997          1996
                                                        -------------  ------------  ------------
                                                              (Dutch guilers, in thousands)
Cash flows from operating activities..................        73,000       132,433        42,530
Cash flows from investing activities..................      (613,347)     (402,340)       (6,394)
Cash flows from financing activities..................       471,913       326,482      (116,756)
Effect of exchange rates on cash......................        (2,139)          (72)          366
                                                            --------      --------      --------
Net increase (decrease) in cash and cash equivalents..       (70,573)       56,503       (80,254)
Cash and cash equivalents at beginning of period......       100,144        43,641       123,895
                                                            --------      --------      --------
Cash and cash equivalents at end of period ...........        29,571       100,144        43,641
                                                            ========      ========      ========

Cash Flows from Operating Activities

   During the year ended December 31, 1998, net cash flow from operating activities decreased NLG59.4 million to NLG73.0 million from NLG132.4 million for the comparable period in 1997, a 44.9% decrease. This decrease was primarily related to increased cash needs for working capital.

   Net cash flow from operating activities totaled NLG132.4 million for the year ended December 31, 1997, as compared to NLG42.5 million for the year ended December 31, 1996, an increase of NLG89.9 million. This increase was primarily related to cash generated from working capital including increased current liabilities and a reduction of accounts receivable.

Cash Flows from Investing Activities

   We used approximately NLG613.3 million of cash in investing activities during the year ended December 31, 1998, compared to NLG402.3 million for the year ended December 31, 1997. During the year ended December 31, 1998, cash was used principally for new acquisitions including the acquisitions of Combivisie and Kabelkom, which together represented NLG200.2 million, including goodwill related to the acquisitions, and for capital expenditures for property, plant and equipment, including other tangible assets such as system upgrade and new-build activities, which represented NLG281.7 million. Also during 1998 we acquired an additional 23.3% and 25% interest in Tevel and Melita, respectively, for approximately NLG170.1 million, acquired the remaining minority interest in Janco Multicom and sold our investment in PHL. Both the acquisition of the minority interest in Janco Multicom, through the release of escrowed funds, and the sale of PHL provided funds to us which offset our other investing activities. During the year ended December 31, 1997 cash was used for new acquisitions, primarily Janco for NLG85.1 million, an additional cash-funded letter of credit of NLG47.0 million to acquire the remaining interest in Janco, and capital expenditures including upgrade and new-build activities totaling NLG145.6 million.

   We used approximately NLG402.3 million of cash in investing activities during the year ended December 31, 1997, compared to NLG6.4 million for the year ended December 31, 1996. During the year ended December 31, 1997, cash was used principally for (1) the acquisition of Janco and other acquisitions, which represented NLG127.9 million including goodwill related to the acquisitions, (2) a cash-funded letter of credit to purchase the remaining interest in Janco Multicom, which represented NLG47.0 million, (3) the continuation of our upgrade and new-build construction program, which represented NLG145.6 million of capital expenditures and also including goodwill and other tangible assets, and
(4) the purchase of UIH stock, which represented NLG66.8 million. In contrast, during the year ended December 31, 1996 cash was used principally for purchases of property, plant and equipment and goodwill and other intangible assets, which represented NLG106.6 million, for the continuation of our upgrade and new-build construction and for acquisitions, which represented NLG46.5 million and was primarily as a result of our acquisition of our partner's interest in the partnership that held the Norwegian, Swedish and Hungarian cable television systems. These investing activities were offset by repayments from A2000 and its subsidiaries of NLG146.7 million after these companies obtained long-term financing.

Cash Flows from Financing Activities

   We had NLG471.9 million of cash flows from financing activities during the year ended December 31, 1998, as compared to NLG326.5 million for the year ended December 31, 1997. Principal sources of cash during that period included gross proceeds from long-term debt, which represented NLG529.6 million, including additional borrowings from our senior revolving credit facility and CNBH's major facility, a loan from our primary partners in the Israeli operating system of $90 million (NLG170.1 million) and borrowings from UIH, which represented NLG176.1 million. We repaid long-term and short-term borrowings of approximately NLG252.6 million during the same period, including NLG131.1 million of our bridge bank facility and NLG65.0 million under a KTE bank facility.

   Cash flows from financing activities during the year ended December 31, 1997 were NLG326.5 million, as compared to negative cash flow from financing activities of NLG116.8 million for the year ended December 31, 1996. Principal sources of cash from financing activities during that period included gross proceeds of NLG1,402.1 million from short-term and long-term debt including NLG883.9 million under our senior revolving credit facility, NLG252.5 million under our bridge bank facility, bank loans and other obligations of NLG65.0 million in The Netherlands and other obligations primarily related to the acquisition of Janco and the refinancing of Norkabel, which represented NLG200.7 million. During the same period, we repaid approximately NLG587.9 million of short-term borrowings, including Dutch credit facilities of NLG384.7 million, short-term debt assumed in the acquisition of Norkabel of NLG138.4 million, other short-term credit arrangements of NLG22.1 million and other long-term debt of NLG24.8 million. In December 1997, we also repaid NLG170.4 million of the pay-in-kind convertible notes and purchased NLG292.6 million of ordinary shares from Philips as part of the acquisition of UPC.

   Cash flows from financing activities during the year ended December 31, 1996 were negative NLG116.8 million. Financing activities during the year ended December 31, 1996 included raising gross proceeds of NLG326.1 million from short-term and long-term loans and repayment of long-and short-term facilities of NLG440.4 million.

                       Consolidated Capital Expenditures

   The table below sets forth our consolidated capital expenditures for the last three fiscal years and projected capital expenditure for the year ended December 31, 1999. The historical information below does not reflect capital expenditures by A2000, UTH, Tevel or other unconsolidated systems. CNBH has been deconsolidated as of August 1, 1998; its capital expenditures amounting to NLG18.6 million for the first seven months of 1998, are included for the year ended December 31, 1998. UTH's projected capital expenditures for 1999 have been included in the table below for the full year.

                                                                                Historical                         |      Projected
                                                           ----------------------------------------------------    |   -------------
                                                              Year Ended        Year Ended        Year Ended       |      Year Ended
                                                             December 31,      December 31,      December 31,      |    December 31,
                                                                 1998              1997              1996          |         1999
                                                           ----------------  ----------------  ----------------    |   -------------
                                                                         (Dutch guilders, in thousands)            |
                                                                                                                   |
Cable Network:                                                                                                     |
  Upgrade................................................         87,654            48,484            61,345       |         283,100
  New build..............................................         75,293            55,042            12,581       |         124,700
                                                                 -------           -------           -------       |         -------
  Total Cable Network....................................        162,947           103,526            73,926       |         407,800
                                                                                                                   |
Master Telecom Center:                                                                                             |
  Video services.........................................          4,065             4,734             8,713       |          19,200
  Cable telephone (Priority Telecom).....................         17,278                --                --       |          55,700
  Internet/data services.................................            629             4,480               349       |           7,800
                                                                 -------           -------           -------       |         -------
    Total Master Telecom Center..........................         21,972             9,214             9,062       |          82,700
                                                                                                                   |
Customer Premise Equipment (CPE):                                                                                  |
  Video services.........................................         14,268             5,833             4,179       |          20,500
  Cable telephone (Priority Telecom).....................          1,677                --                --       |          91,700
  Internet/data services.................................         12,855             3,890               430       |          39,800
                                                                 -------           -------           -------       |         -------
    Total CPE............................................         28,800             9,723             4,609       |         152,000
                                                                                                                   |
Support Systems and Equipment (SSE)......................         15,608             9,221             8,098       |          52,800
Other....................................................         18,795             5,629             4,347       |          14,800
                                                                 -------           -------           -------       |         -------
    Total SSE and Other..................................         34,403            14,850            12,445       |          67,600
New Businesses:                                                                                                    |
  chello broadband.......................................          4,589                --                --       |          42,500
  Digital distribution platform..........................             --                --                --       |          35,500
                                                                 -------           -------           -------       |         -------
    Total New Businesses.................................          4,589                --                --       |          78,000
Intangibles and Other....................................         28,967             8,317             6,605       |              --
                                                                 -------           -------           -------       |         -------
               Total Capital Expenditures................        281,678           145,630           106,647       |         788,100
                                                                 =======           =======           =======       |         =======

Cable Network

   Since our formation as a joint venture, we have been aggressively upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and Internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work in progress and can result in higher total costs of construction.

   We expect that the upgrade of the cable network and related equipment will cause us to write off some of our existing cable network and equipment. We do not expect the write off to be significant, except in certain limited circumstances where it will be necessary to rebuild the network. While there are some exceptions, most of the existing cable plant and related equipment has been in service for over ten years and the remaining book value is very low. While we believe the upgrade will extend the life of our existing plant, we do not anticipate extending the useful life of our existing coaxial cable and equipment for financial reporting purposes.

   During the year ended December 31, 1998, we spent approximately NLG162.9 million in cable network capital expenditures. For 1999, we have budgeted cable network capital expenditures of approximately NLG407.8 million.

Master Telecom Center

   The master telecom center includes the headend and all central network equipment needed for services provided through the operating system. For cable television, this includes satellite antennas, encryption devices and original transmission facilities. For telephone service, this includes the central office switch and synchronous digital hierarchy and other telephone-related equipment. For Internet/data service, this includes servers and equipment for connection to the Internet.

   During the year ended December 31, 1998, we spent approximately NLG22.0 million for master telecom center equipment. For 1999, we have budgeted capital expenditures for master telecom center equipment of approximately NLG82.7 million.

Customer Premise Equipment

   Customer premise equipment includes television set-top converters for video services, cable phone equipment for telephone and cable modems and network interface cards for Internet/data services. Customer premise equipment is a variable capital expenditure, except for inventory on hand, and generally will not be incurred unless we need the equipment for a subscriber.

   During the year ended December 31, 1998, we spent approximately NLG28.8 million on customer premise equipment.

   For 1999, we have budgeted capital expenditures for customer premise equipment of approximately NLG152.0 million. We are negotiating supply arrangements for the development and purchase of an integrated digital set-top box for video and Internet/data services, as well as for Internet-based telephone. We expect these negotiations to be completed shortly for equipment delivery in late 1999.

Support Systems and Equipment

   Support systems and equipment includes ancillary systems such as operational and business support systems, including network management, customer care, inventory and billing. During the year ended December 31, 1998, we spent NLG15.6 million in total support systems and equipment. For 1999, we have budgeted NLG52.8 million for support systems and equipment.

New Businesses

   In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband and our digital distribution platform, require capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment. For the year ended December 31, 1998, we incurred capital expenditures of approximately NLG4.6 million for chello broadband. We have budgeted for 1999 approximately NLG42.5 million and NLG35.5 million, respectively, for capital expenditures for chello broadband and our digital distribution platform.

New Businesses -  Revenue and Adjusted EBITDA

   During late 1997 we introduced Internet/data service as a product offering in our consolidated systems. During 1998 we began the development of several other new businesses including chello broadband, Priority Telecom and UPC tv. During 1998 the Internet/data service business and telephony business were developed at both local country operating companies and at the corporate Pan-European level. The information provided below provides an overview of the revenues and Adjusted EBITDA for 1998 and 1997 related to these new services in relation to our cable television business. During these years we did not fully allocate overhead and general and administrative expenses to these new businesses. Full allocation will begin in 1999.

                                                  Revenue                  Adjusted EBITDA
                                        ---------------------------  ---------------------------
                                            1998           1997           1998          1997
                                        -------------  ------------  --------------  -----------
   Cable Television...................        377,817       320,440        168,805      132,565
   Telephony
    Operating companies...............            531            --         (8,052)          --
    Priority Telecom..................             --            --         (3,516)          --
   Internet/data
    Operating companies...............          9,465           763         (9,005)         385
    Chello............................             --            --        (15,854)          --
   Corporate overhead, UPC tv,
    TARA and other....................         21,157        16,052        (20,943)     (28,452)
                                              -------       -------        -------      -------
   Total..............................        408,970       337,255        111,435      104,498
                                              =======       =======        =======      =======



                        Liquidity and Capital Resources

   Historically, we have financed our operations and acquisitions primarily from:

   . cash contributed by UIH upon our formation, . debt financed at the UPC corporate level and project debt financed at the operating company level, and
   .  operating cash flow.

   We have both well-established and developing systems. In general, we have used the cash contributed by UIH upon formation and debt financed at the UPC corporate level to fund acquisitions, developing systems and corporate overhead. We have financed our well-established systems and, when possible, our developing systems, with project debt and operating cash flow. Also, well-established systems generally have stable positive cash flows that, to the extent permitted by applicable credit facilities, may be used to fund other operations. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until project financing can be secured.

   In February 1999, we completed our initial public offering. Funds from the offering will be used primarily for capital expenditures and to fund other costs associated with our network upgrade, the build and launch of our telephone and Internet/data services businesses, as well as our video distribution and programming businesses.

                            Current Debt Facilities

   We, our consolidated subsidiaries and our unconsolidated affiliates had the following long-term and short-term debt outstanding as of December 31, 1998. Debt denominated in currencies other than Dutch guilders has been translated to Dutch guilders for the last column.

                                                                                                                 Outstanding
                                                                                                                 -----------
                                                             Final                                             At December 31,
                                                             -----                                             ---------------
Description (Borrower)         Use of Funds                 Maturity       Interest Rate      Facility Size          1998
----------------------         ------------                 --------       -------------      -------------          ----
                                                                                              (in millions)
UPC and Consolidated Subsidiaries:

Long-Term Debt

Senior Revolving Credit        UIH/Philips transaction;       2006         LIBOR + 0.5% to       NLG1,100.0          NLG968.0
 Facility                      Refinancing; Acquisitions;                  2.0% per annum
 (UPC, Janco Multicom,         Capital expenditures;
 Telekabel Wien)               Working capital


Mediareseaux Facility          Capital expenditures;          2002         FRF LIBOR + 0.75%      FRF 680.0           NLG40.3
 (Mediareseaux)                Acquisitions; Working                       to 2.0%
                               capital

DIC Loan (UPC)                 To increase interests in       2000         8.0% per annum            $ 90.0          NLG170.1
                               Israeli and Maltese                         + 6.0% of principal
                               operating systems                           amount at maturity

UIH Loan (UPC)                 To repay indebtedness        March 2001     10.75% per annum          $120.0          NLG163.4
                               and fund new business

Short-Term Debt

Time Warner Note               Acquisition of Kabelkom      June 1999      Non-interest bearing      $ 18.0           NLG34.0
  (UPC)                        distribution assets

Bridge Bank Facility (UPC)     UPC Acquisition              June 1999      LIBOR + 4.5%              $125.0          NLG113.5
                                                                           to 6.0%

Telekabel Hungary              Capital expenditures,        April 1999     BUBOR + 2.5%             DM 65.6           NLG29.3
 Facility (Telekabel Hungary)  Acquisitions; Working
                               capital

Unconsolidated Affiliates:

UTH Facility                   Acquisitions; Capital        March 1999      Fixed rate of 8.15%      NLG690           NLG614.2
 (Telekabel Beheer)            expenditures; Working
                               capital

A2000 Group Facilities         Acquisition of KT            2005-2006      AIBOR + 0.7/0.75% or    NLG510.0          NLG506.2
 (A2000 and subsidiaries)      Amsterdam and KT                            a fixed rate advance
                               Hilversum; Capital                          + 0.7/0.75%
                               expenditures; Working
                               capital

CNBH Facility (CNBH)           Acquisition of Combivisie;     2008         AIBOR + 0.60% to        NLG266.0          NLG219.0
                               Capital expenditures                        1.6% per annum

Other (CNBH)                   Various                      Various        Various                  Various           NLG17.0

Tevel Facilities (Tevel)       Acquisition of Gvanim;       2007-2010      Fixed rate ranging        $250.0          NLG456.4
                               Working capital                             from 5.5%-6.0%

Melita Facility (Melita)       Capital expenditures;          2007         7.44% - 7.93%            Lm 14.0           NLG46.2
                               Refinancing
Monor Facility (Monor)         To repay indebtedness          2006         LIBOR + 1.5%              $ 50.0           NLG78.5
                               and finance capital
                               expenditures

----------------

   Senior Revolving Credit Facility.   In October 1997, we and Norkabel as
borrowers entered into a NLG1.1 billion multi-currency revolving credit facility with a syndicate of banks led by The Toronto-Dominion Bank. Norkabel was succeeded as a borrower by Janco Multicom after the merger of Janco and Norkabel. In December 1997, Telekabel Wien and the other members of the Telekabel Group also became borrowers under this facility. Although currently not a borrower, TVD is a guarantor under this facility. As of December 31, 1998, the amount outstanding under this facility owed by us, Telekabel Wien and Janco Multicom was NLG620.0 million, NLG213.5 million and NLG134.5 million, respectively. This facility is secured by a pledge of the stock and assets of TVD, Janco Multicom and Telekabel Wien.

   Our borrowings and those of our subsidiaries in Austria, Belgium and Norway are limited by financial covenants under this facility. The principal amount of all our borrowings and those of our subsidiaries may not exceed certain multiples of total annualized net operating cash flow for us and our subsidiaries. In addition, the principal amount of all our borrowings and those of our subsidiaries may not exceed certain multiples of our cable television net operating cash flow. This facility generally prohibits dividends and other distributions to our shareholders unless, among other things, we achieve certain financial ratios for at least two consecutive quarters. This facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and debt or equity offerings.

   We have agreed with our lenders under this facility to reduce this facility amount from NLG1.1 billion to NLG1.0 billion in February 1999. This amount will be further reduced by 5% each quarter beginning December 31, 2001 until final maturity. Subsequent to December 31,1998 we repaid NLG620 million, excluding interest, of the amount outstanding by us under this facility with the proceeds of the offering, which we plan subsequently to reborrow under this facility.

   Mediareseaux Facility. In July 1998, Mediareseaux entered into an
FRF680.0 million (NLG228.8 million) term facility with Paribas to finance capital expenditures, working capital and acquisitions. This facility is secured by the assets of Mediareseaux and a pledge of our stock of Mediareseaux. The availability of this facility depends on revenue generated and its debt to equity ratios. Drawings under this facility may be made until December 31, 2002. The repayment period runs from January 1, 2003 to final maturity in 2007. Mediareseaux may not draw more than FRF120 million (NLG40.4 million) of this facility for acquisitions. During the repayment period, Mediareseaux must apply 50% of its excess cash flow in prepaying the facility. This facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux also secured a 9.5 year FRF20 million (NLG6.7 million) overdraft facility, subject to the same terms and conditions as this facility except for the availability tests which are not applicable. Until certain financial covenants are met, we must own more than 51% of Mediareseaux. Generally, investments by Mediareseaux and its subsidiaries require approval of the facility agent except for investments in cash and certain marketable securities that are pledged to support the facility. This facility also restricts the amount of management fees that Mediareseaux may pay to us.

   DIC Loan.   In November 1998, a subsidiary of DIC loaned us $90.0 million.
The loan from DIC was subsequently assigned to an Israeli bank. We used the proceeds to acquire interests in the Israeli and Maltese systems. The loan from DIC matures in November 2000 and is secured by our pledge of our ownership interest in the Israeli system. The loan from DIC bears interest at the nominal rate of 8% per annum. This interest is payable, together with an additional 6% of the principal amount, on maturity. The loan from DIC may be repaid on quarterly prepayment dates with three months' prior notice by us. In connection with the loan from DIC, we granted the Discount Group, our partner in the Israeli system, an option to $90.0 million, plus accrued interest, ordinary shares at a price equal to 90% of the initial public offering price. Subsequent to December 31, 1998, we negotiated an amendment to this option, resulting in an option to acquire $45.0 million, plus accrued interest, of ordinary shares at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire $45.0 million, plus accrued interest, of ordinary shares at a price equal to the 30 day average closing price of our shares on the Amsterdam Stock Exchange, or the initial public offering price, whichever is higher. At the IPO, DIC exercised the first option and acquired 1,558,654 million ordinary shares of UPC. The other option is exercisable until September 30, 2000.

   UIH Loan.   We have entered into two promissory notes with UIH of $100.0 million, in March 1998, and $20.0 million, in July 1998. We have borrowed a total of $86.5 million, excluding accrued interest, under these two notes. These notes bear interest at 10.75% per annum and are payable on March 31, 2001. The $100.0 million note is convertible at UIH's option into ordinary shares and the $20.0 million note may be repaid in our ordinary shares. Any conversion into or payment in ordinary shares will be at the initial public offering price. Subsequent to December 31, 1998 we repaid NLG120 million of the indebtedness outstanding under the $100.0 million note and all of the indebtedness outstanding under the $20.0 million note with proceeds from the offering.

   Time Warner Note.   In connection with the Kabelkom transaction, we entered
into an $18.0 million (NLG34.0 million) promissory note with Time Warner. The Time Warner note matures on the earlier of June 30, 1999 or 90 days after written notice from Time Warner. We may, however, prepay the Time Warner note in certain instances. Subsequent to December 31, 1998, the Time Warner note was cancelled as Time Warner exercised its option to acquire our 50% interest in HBO Hungary and 100% interest in TV Max in March 1999.

   Bridge Bank Facility.   In connection with the UPC Acquisition, we entered
into a $125.0 million term bridge bank facility with a syndicate of banks led by The Toronto-Dominion Bank. In March 1998, we repaid $63.0 million of the bridge bank facility with proceeds borrowed from UIH. In August 1998, we made an additional repayment of 1,937,000 from proceeds of the sale of our interest in Portugal. Subsequent to December 31, 1998, we repaid the remaining outstanding balance of the bridge bank facility with proceeds from the offering.

   Telekabel Hungary Facility.   In October 1998, Telekabel Hungary entered into
a DM65.6 million (NLG74.0 million) six-month secured bridge facility. Availability under this facility depends on certain financial covenants. The DM49.2 million (NLG55.5 million) international tranche of the facility and half of the DM16.4 million (NLG18.5 million) local tranche bear interest at LIBOR plus 2.5% per annum plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at Budapest interbank offered rates for Hungarian forints, plus 2.5% per annum plus an additional cost of funding calculation. Telekabel Hungary is using the facility, among other things, to finance capital expenditures and to acquire minority shares in our Kabelkom systems. We have pledged our indirect 79.25% interest in Telekabel Hungary to secure the facility. The facility also is secured by a pledge over certain assets of the Telekabel Hungary group and a negative pledge. Telekabel Hungary is currently negotiating a long-term facility with the lenders to replace this bridge facility.

   UTH Facility.   NUON has entered into a short-term financing arrangement with
Telekabel Beheer, with a maximum availability of NLG690.0 million. This facility bears interest at 8.15% per annum and is payable in March 1999.

   Subsequent to December 31, 1998, UTH replaced their existing NLG690.0 million facility with a senior facility and additional shareholder loans. The senior facility consists of a Euro 340 million (NLG750 million) revolving facility to N.V. Telekabel that will convert to a term facility on December 31, 2001. Euro 5 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. This facility was used to repay a portion of the UTH facility and for capital expenditures. The new facility will bear interest at the Euro Interbank Offered Rate plus a margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's net operating income. The new facility is secured, among other things, by a pledge over shares held by the borrower and will restrict N.V. Telekabel's ability to incur additional debt.

   A2000 Facilities.   In January 1996, A2000 and its wholly-owned subsidiary KT
Amsterdam entered into bank facilities of NLG90.0 million and NLG375.0 million, respectively. In October 1996, A2000 Hilversum, a wholly-owned subsidiary of A2000, entered into a bank facility of NLG45.0 million. These facilities have between nine- and ten-year terms and interest rates of AIBOR + 0.75% or AIBOR + 0.7% or a fixed-rate +0.7% or 0.75% per annum and restrict the borrowers from incurring additional indebtedness, subject to certain exceptions. The A2000 facilities are secured by mortgages and pledges, including pledges on the KT Amsterdam and A2000 Hilversum shares and their assets.

   CNBH Facility.   In February 1998, CNBH entered into a secured NLG250.0
million ten-year term facility with a syndicate of banks led by Rabobank. In August 1998, this facility was increased to NLG266.0 million. Most of the proceeds were used to repay in full a Combivisie bridge facility entered into in connection with the acquisition of Combivisie (NLG122.0 million) and a KTE bank facility (NLG65.0 million). The remaining amount under this facility is available to finance certain capital expenditures. Beginning in 2001, CNBH will be required to apply 50% of its excess cash flow to prepayment of its facility. The facility restricts the payment of dividends and distributions and limits the amount of payments to us under our general services agreement. In January 1999, this facility was increased to NLG274.0 million. In connection with this facility, we entered into a project support agreement providing, among other things, for us to retain majority ownership of CNBH. In connection with this facility, CNBH also entered into a NLG5.0 million ten-year term working capital facility with Rabobank.

   Tevel Facilities.   In August 1998, Tevel entered into three secured loan
agreements totaling NIS928.3 million (NLG513.7 million) to finance the acquisition of Gvanim and working capital. These facilities bear interest at a fixed margin of 5.5% to 6.0% over the Israeli consumer price index. The loans mature in the years 2007 to 2010 and the repayment periods of the principal amounts commence in the year 2000. These facilities are secured by Tevel's pledge of its ownership interest in Gvanim and limit Tevel's ability to pay dividends, encumber its assets and incur indebtedness.

   Melita Facility. In December 1998, Melita, the Maltese system operator, entered into two term loans and an overdraft facility, facilitating a total of Lm 14.0 million with a maturity in 2007 to refinance the existing Lm 9.0 million facility and to finance capital expenditure and working capital. The interest rates on the term loans and overdraft facility vary between 7.44% and 7.93%. Availability depends on satisfaction of leverage covenants and interest coverage.

   Monor Facility.   In September 1997, Monor entered into a $50 million term
loan facility with a syndicate of banks led by Credit Lyonnais. The proceeds of Monor's facility were used to repay indebtedness and for capital expenditures in the build-out of Monor's network. Monor's facility matures on December 31, 2006 and bears interest at LIBOR plus 1.5%. Monor's facility is secured by a pledge over the shares of Monor and its assets.

Restrictions under UIH Indenture

   As a subsidiary of UIH, our activities are restricted by the covenants in UIH's indenture dated February 5, 1998. The UIH indenture generally limits the additional amount of debt that we or our subsidiaries or controlled affiliates may borrow, or preferred shares that we or they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests:

   . not exceed 7.0 times the borrower's consolidated operating cash flow, . operating cash flow must exceed 1.75 times its consolidated interest expense, or
   .  not exceed 225% of the borrower's consolidated invested equity capital.

   In addition, there must be no existing default under the UIH indenture at the time of the borrowing. The UIH indenture also restricts our ability to make certain asset sales and certain payments. In connection with this offering, we have agreed with UIH that we will not take any action during the term of the UIH indenture that would result in a breach of the UIH indenture covenants. The maturity date of the UIH indenture is February 2008 and interest becomes payable in cash in February 2003.

Sources of Capital

   We had approximately NLG29.6 milllion of unrestricted cash and cash equivalents on hand as of December 31, 1998. In addition, we had additional borrowing capacity at the corporate and project debt level including CNBH, Mediareseaux and Telekabel Hungary facilities.

   During February 1999, we successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately NLG2,850.3 million and NLG2,705.8 million, respectively. Concurrent with the offering DIC exercised one of its two option agreements acquiring approximately 1.6 million shares for NLG89.6 million. Proceeds from the sale of the shares to DIC were used to replay $45.0 million of the DIC Loan and related interest. Also concurrent with the offering, proceeds were used to reduce the Senior Revolving Credit Facility (NLG635.8 million, including accrued interest of NLG15.8 million), repay in its entirety the Bridge Bank Facility (NLG110.0 million, net of the interest reserve account), acquire NUON's 49% interest in UTH (NLG518.1 million, including accrued interest of NLG15.8 million), and assume from NUON a NLG33.0 million subordinated loan, including accrued interest (NLG33.3 million). Subsequent to the offering, we also repaid $80.0 million (NLG156.0 million) of the note payable to UIH.

   The remaining proceeds from the initial public offering, which were approximately NLG1.3 billion on February 25th, 1999, in addition to our ability to re-borrow under our senior revolving credit facility, are expected to be used primarily for capital expenditures and to fund other costs associated with our network upgrade, the build and launch of our telephone and Internet/data services businesses as well as our video distribution and programming businesses.

   While the remaining proceeds from our initial public offering are adequate to meet our existing business requirements, we may need to raise additional capital in the future to the extent we pursue new acquisition or development opportunities or if cash flow from operations is insufficient to satisfy our liquidity requirements.


                       Certain Dutch Property Tax Issues

   One of our Dutch systems was recently assessed for a transfer tax on immovable property in the amount of NLG1.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial. Because we own 100% of UTH, any tax liabilities assessed against our Dutch systems, other than the A2000 systems, will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in The Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby with us the Dutch tax authorities against such tax assessments.


              Inflation and Foreign Currency Exchange Rate Losses

   To date, we have not been impacted materially by inflation.

   The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. In general, we and our operating companies do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

   The functional currency for our operations generally is the applicable local currency for each operating company. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Dutch guilders result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

   Cash flows from our operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.


                           New Accounting Principles

   The U.S. Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, ''Disclosures about Segments of an Enterprise and Related Information'', which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. We have adopted this statement for the year ended December 31, 1998.

   The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, ''Reporting on the Costs of Start-Up Activities'', which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. This statement defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. As of December 31, 1998, our deferred start-up and organization costs were insignificant. We intend to adopt this statement for fiscal year 1999.

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, ''Accounting for Derivative Instruments and Hedging Activities'', which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. This statement is effective for fiscal years beginning after June 15, 1999. We currently are assessing the effect of this new standard.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. Management believes the adoption of SOP 98-1 will not have a material effect on the financial statements.

                             Year 2000 Conversion

   Our cable television, programming, telephone and Internet/data operations are heavily dependent upon computer systems and other technological devices with imbedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. The Year 2000 problem could cause miscalculations, resulting in our cable television and telephone systems or programming services malfunctioning or failing to operate.

Year 2000 Compliance Program

   In response to possible Year 2000 problems, the Board of Directors of UIH established a task force to assess the impact that potential Year 2000 problems may have on company-wide operations, including us and our operating companies, and to implement necessary changes to address such problems. The task force includes our staff, external consultants and staff from UIH, and subcommittees at the operating company levels and reports directly to the UIH Board. We will continue to be a part of the task force following the offering. In creating a program to minimize Year 2000 problems, the task force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations such as cash flow, accounts payable and accounts receivable, operations.

   The task force has established a three phase program to address potential Year 2000 problems:

   . Identification phase: identify and evaluate computer systems and other devices (e.g. headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.

   . Implementation phase: establish a database and evaluate the information obtained in the identification phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.

   . Testing phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

   About 91% of our operating systems have completed the identification phase and the task force is working on the implementation phase for these systems. The remaining operating systems are expected to complete the identification phase by March 1999. The task force has researched almost 85% of the items identified during the identification phase as to Year 2000 compliance. Of the items researched, approximately 69% are either compliant or can be easily remediated without significant cost to us. Currently, the task force expects to complete its research on substantially all of the items identified during first quarter 1999 and we will continue to research new purchased items in existing systems and newly acquired systems. The identification phase for our corporate, management and administrative operations has been completed, and the task force is currently evaluating the results of that phase in order to implement any necessary corrective procedures. Based on current data, we expect the computer systems for all corporate operations to comply with Year 2000 by mid-1999 without needing material remediation or replacement.

   The task force has targeted mid-1999 for commencement of the testing phase. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000. Currently, UIH is managing the program with its internal task force. During the implementation phase, the task force has hired external resources to complete the implementation phase and implement the testing phase.

   In addition to its program, UIH is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted UIH in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures are expected to be available to members, including UIH, during the first quarter of 1999. Until the test procedures are completed, the working group will not develop any contingency plans.

Third-Party Dependence

   We believe that our largest Year 2000 risk is our dependence upon third-party products. Two significant areas in which our systems depend upon third-party products are programming and telephone interconnects. We do not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and we would not be able to provide our services to our customers. We are in the process of communicating with these parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses to such communications have been limited and the responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. We expect, however, based on discussions with such parties, that more of them will disclose the extent of their Year 2000 compliance programs during the first half of 1999 as they focus more resources on their approaching Year 2000 issues. In addition, the task force has been monitoring the web sites of these third parties for information regarding their Year 2000 compliance programs and our and UIH's purchasing department has begun to exert pressure on third-party vendors for Year 2000 compliance information. Nonetheless, we are unable to assess fully the risk posed by its dependence upon such third parties' systems. The task force is considering certain limited contingency plans, including preparing back-up programming and stand-by power generators where such back-up power supplies do not already exist. Such contingency plans may not, however, resolve the problem in a satisfactory manner.

   With respect to other third-party systems, each of our operating systems is responsible for inquiring of its vendors and other entities with which it does business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. Each of our operating companies has begun this process and to assist our operating companies in this process, we have hired two Year 2000 consultants, one for Eastern Europe and one for Western Europe, who will visit each operating company and work with them to identify and report to us any potential Year 2000 compliance problems. These consultants will also contact third party vendors regarding their Year 2000 compliance measures. To date, these consultants have not identified any new third-party Year 2000 compliance problems.

   The task force is working closely with the manufacturers of its headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in our operating systems are not date-sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but this process is not entirely within our control. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. A few of our operating systems, including two in The Netherlands, one in Romania and one in Hungary are using Custom Fox-Pro Billing and Customer Care Systems, which have been examined for Year 2000 compliance. We are generally upgrading our billing and customer care systems for other reasons and do not expect the Year 2000 aspect of this cost to be significant. The task force is working with such vendors to achieve Year 2000 compliance for all of our systems.

Minority-Held Systems

   We also have non-controlling interests in cable television and telephone operations, including A2000. MediaOne International, our partner in A2000, is undertaking and implementing a program to ensure that the operations of A2000 will be Year 2000 compliant. The task force is including other minority investments in its program. Of these investments, about 75% have completed their identification phase of the program and the task force is in the process of making recommendations to these entities as to Year 2000 compliance matters. Our remaining investments are expected to complete the identification phase by March 1999. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. Overall, the task force will continue to analyze the Year 2000 program and will revise the program as necessary throughout the remainder of 1999, including procedures to ensure third parties' Year 2000 compliance.

Cost of Compliance

   The task force has not yet determined the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital investments over the past few years in improving our systems, primarily for reasons other than to anticipate Year 2000 problems. Because the systems' upgrades also result in Year 2000 compliance, however, we have not had to devote a large amount of investment specifically to the Year 2000 issue. The task force has identified certain replacement and remediation costs and, based on the task force review to date, we currently estimate that these costs will not exceed NLG4.0 million, excluding any costs associated with our interest in A2000. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost for the Year 2000 program until all of the data has been gathered. In addition, we cannot predict the financial impact we will experience if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

                     European Economic and Monetary Union

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro trades on currency exchanges and is available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies are scheduled to remain legal tender in the participating countries as denominations of the euro and public and private parties may pay for goods and services using either the euro or the participating countries' existing currencies.

   During the transition period, all operating companies' billing systems will include amounts in euro as well as the respective country's existing currency. All of our accounting and management reporting systems currently are multi-currency.

   We intend to use the euro as our reporting currency by the end of 2000. We do not expect the introduction of the euro to affect materially our cable television and other operations. We have not yet taken steps to confirm that the financial institutions and other third parties with whom we have financial relationships are prepared for the use of the euro. Thus far, we have not experienced any material problem with third parties as a result of the introduction of the euro. We believe the introduction of the euro will not require us to amend any of our financial instruments or loan facilities, other than amendments that will be made automatically by operation of law. These will include automatic replacement of the currencies of participating countries with the euro. They will also include automatic replacement of interest rates of participating countries with European interest rates. We believe the introduction of the euro will reduce our exposure to risk from foreign currency and interest rate fluctuations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

   Investment Portfolio

   UPC does not use derivative financial instruments in its non-trading investment portfolio. UPC places its excess cash and cash equivalents in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. Historically, UPC has not held any short-term investments. Subsequent to December 31, 1998, UPC completed its initial public offering raising net proceeds of NLG2,705.8 million. The proceeds from the offering will be invested in short-term investments that meet high credit quality standards with original maturities at the date of purchase between one and twelve months. The Company must comply with the restrictions placed on it by the UIH bond indenture, which limits such investments to a risk profile of A2/P2 commercial paper. The Company will also limit the amount of exposure to any one issue, issuer or type of instrument. These instruments will be subject to interest rate risk and potentially to foreign exchange fluctuations, however, the Company does not expect any material losses with respect to its investment portfolio.

   Impact of Foreign Currency Rate Changes

   The Company and its operating subsidiaries are exposed to foreign exchange rate fluctuations related to debt denominated in currencies outside of the 11 nations which joined the European Monetary Union on January 11, 1999, fixing
their currencies against the Euro.   The Company's operating subsidiaries are
also exposed to foreign exchange rate fluctuations related to long-term commitments for equipment purchases denominated in currencies other than their functional currency.

   The table below provides information about UPC's and its consolidated subsidiaries' debt which is denominated in foreign currencies outside of the European Monetary Union as of December 31, 1998, including cash flows based on the expected repayment date and related weighted-average interest rates. The information is presented in NLG equivalents, which is the Company's reporting
currency.   The instruments' actual cash flows are denominated in US Dollars.
In February 1999, UPC completed its initial public offering and applied a portion of the proceeds to the repayment of debt, which is reflected in the expected repayments (see Item 7 - Current Debt Facilities).

                                               Amount Outstanding                     Expected Repayment as of
                                             as of December 31, 1998                        December 31,
                                     -----------------------------------             --------------------------
   Dollar Denominated Facilities       Book Value            Fair Value                  1999           2000
-------------------------------------  -----------           -----------                ------         ------
                                              (Stated in thousands of Dutch Guilders)

   DIC Loan                               170,100               170,100                85,050         85,050
   8.0% per annum + 6.0% of
   principal at maturity, due 2000

   UIH Loan                               163,425               163,425               163,425             --
   10.75% per annum, due 2001

   Bridge Bank Facility                   113,519               113,519               113,519             --
   LIBOR + 4.5% to 6.0%,
   average rate in 1998 of 10.8%

   In general, the Company and its operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risk. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

   Interest Rate Sensitivity

   The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998, including cash flows based on the expected repayment dates and the related
weighted-average interest rates.   The information is presented in NLG
equivalents, which is the Company's reporting currency.   In February 1999, UPC
completed its initial public offering and applied a portion of the proceeds to the repayment of debt, which is reflected in the expected repayments (see Item 7
- Current Debt Facilities).

                                    Amount Outstanding
                                  as of December 31, 1998             Expected Repayment as of December 31,
                             -------------------------------       -------------------------------------------
                               Book Value        Fair Value           1999        2000       2001       2002
                             --------------      -----------       ----------   --------   --------   --------
   Variable Rate Facilities                         (Stated in thousands of Dutch Guilders)
   ------------------------
   Senior Revolving Credit          968,018          968,018         620,000     348,018         --         --
    Facility
   LIBOR + 0.5% to 2.0%,
   average rate in 1998 of
    5.7%

   Mediareseaux                      40,344           40,344              --          --         --     40,344
   FRF LIBOR + 0.75% to 2.0%,
   average rate in 1998 of
    5.2%

   Bridge Bank Facility             113,519          113,519         113,519          --         --         --
   LIBOR + 4.5% to 6.0%,
   average rate in 1998 of
    10.8%

   Telekabel Hungary Facility        29,297           29,297          29,297          --         --         --
   BUBOR + 2.5%,
   average rate in 1998 of
    5.7%

   Fixed Rate Facilities
   ---------------------

   DIC Loan                         170,100          170,100          85,050      85,050         --         --
   8.0% per annum + 6.0% of
   principal at maturity,
    due 2000

   UIH Loan                         163,425          163,425         163,425          --         --         --
   10.75% per annum, due 2001

   Equity Prices

   As of December 31, 1998, the Company is exposed to equity price fluctuations related its investment in UIH stock, which is classified as an investment available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in the Company's statement of shareholders' equity (deficit), until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations.

                                                                             Fair Value as of
                                                  Number of Shares           December 31, 1998
                                              ------------------------  ---------------------------
                                                       (Stated in thousands of Dutch Guilders,
                                                                except share amounts)
   Investment in UIH Stock                            2,784,620                     101,097



   As of December 31, 1998, the Company is also exposed to equity price fluctuations related to its debt which is convertible into ordinary shares of
the Company.   The table below provides information about UPC's convertible debt, including expected cash flows and related weighted-average interest rates. In February 1999, UPC completed its initial public offering and applied a portion of the proceeds to the repayment of debt, which is reflected in the expected repayments (see Item 7 - Current Debt).

                                                Amount Outstanding                  Expected Repayment as of
                                              as of December 31, 1998                     December 31,

                                          ---------------------------------    -------------------------------
   Convertible Debt                         Book Value          Fair Value           1999            2000
--------------------------------------    -------------        ------------    --------------    -------------
                                              (Stated in thousands of Dutch Guilders)
   DIC Loan                                    170,100             170,100            85,050            85,050
   8.0% per annum + 6.0% of
   principal at maturity, due 2000

   UIH Loan                                    163,425             163,425           163,425                --
   10.75% per annum, due 2001

   In November 1998, a subsidiary of DIC loaned UPC $90.0 million. In connection with the loan from DIC we granted the Discount Group, our partner in the Israeli system, an option to acquire $90.0 million, plus accrued interest, ordinary shares at a price equal to 90% of the initial public offering price. Subsequent to December 31, 1998, the Company negotiated an amendment to this option, resulting in an option of $45.0 million, plus accrued interest, of ordinary shares at a price equal to 90% of the initial public offering price, and, if this option is exercised, another option to acquire $45.0 million, plus accrued interest, of ordinary shares at a price equal to the 30 day average closing price of UPC's shares on the Amsterdam Stock Exchange, or the initial public offering price, which ever is higher. At the initial public offering, DIC exercised the first option and thus acquired 1,558,654 ordinary shares of UPC. The other option is exercisable until September 30, 2000.

   As of December 31, 1998, the UIH Loan was convertible at UIH's option into
ordinary shares of UPC at NLG12.00 to NLG18.00 per share.   Subsequent to
December 31, 1998, the UIH Loan was amended to convert to UPC shares at the
initial public offering price.   UPC repaid NLG156.0 million of the UIH loan
with proceeds from the offering.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statement schedules and separate financial statements of significant equity investees required by regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

                         INDEPENDENT AUDITORS' REPORT

To United Pan-Europe Communications N.V.

   We have audited the accompanying consolidated balance sheets of United Pan-Europe Communications N.V. (a N.V. registered in The Netherlands) and subsidiaries as of December 31, 1998 and December 31,1997 (post-acquisition -- see Note 1), and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1998 (post-acquisition - see Note 1), December 31, 1997 and December 31, 1996 (pre-acquisition -- see Note 1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in The Netherlands, which are substantially the same as those generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, the Company's parent company (United International Holdings, Inc.) acquired the remaining 50% interest in the Company effective December 11, 1997. Accordingly, the assets, liabilities and shareholders' equity acquired have been adjusted to reflect its parent's basis in the underlying net assets of the Company as of December 11, 1997. The proportional assets and liabilities acquired were recorded based upon their relative fair market values at the date of acquisition. Accordingly, the pre-acquisition and post-acquisition consolidated financial statements are not comparable in certain significant respects since these consolidated financial statements report the financial position, results of operations and cash flows on two separate accounting bases.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Pan-Europe Communications N.V. as of December 31, 1998 and December 31, 1997 (post-acquisition -- see Note 1), and the results of its operations and its cash flows for the years ended December 31, 1998 (post-acquistioin - see Note 1),
December 31, 1997 and December 31, 1996 (pre-acquisition -- see Note 1) in conformity with accounting principles generally accepted in the United States of America.


                                                   ARTHUR ANDERSEN

Amstelveen, The Netherlands,
March 29, 1999

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED BALANCE SHEETS
  (Stated in thousands of Dutch guilders, except share and per share amounts)

As a result of the UPC Acquisition in December 1997 (see Note 1), the purchase method of accounting was used to record assets acquired and liabilities assumed by the parent company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company are not comparable in certain significant respects since these financial statements report financial position, results of operations, and cash flows on two separate accounting bases.


                                                                                                                As of  December 31,
                                                                                                               ---------------------
                                                                                                                  1998        1997
                                                                                                               ----------  ---------
ASSETS:                                                                                                          (Post-Acquisition)

Current assets
 Cash and cash equivalents.................................................................................       29,571     100,144
 Restricted cash...........................................................................................       30,263      22,220
 Subscriber receivables, net of allowance for doubtful accounts of 9,260 and 6,445, respectively...........       12,886       9,419
 Costs to be reimbursed by affiliated companies, net of allowance for doubtful accounts
  of 0 and 2,209, respectively.............................................................................       27,277      14,970
 Other receivables.........................................................................................       25,845      19,103
 Inventory.................................................................................................       24,121      13,040
 Prepaid expenses and other current assets.................................................................       15,654       6,669
                                                                                                               ---------   ---------
    Total current assets...................................................................................      165,617     185,565
Marketable equity securities of parent, at fair value......................................................      101,097      66,809
Investments in and advances to affiliated companies, accounted for under the equity method, net............      480,455     400,337
Property, plant and equipment, net of accumulated depreciation of  87,708 and 7,312, respectively..........      602,997     484,982
Goodwill and other intangible assets, net of accumulated amortization of  39,109 and 1,716, respectively...      680,032     690,046
Deferred financing costs, net of accumulated amortization of 9,288 and 217, respectively...................       21,663      23,943
Non-current restricted cash and other assets...............................................................        3,322      50,710
                                                                                                               ---------   ---------
    Total assets...........................................................................................    2,055,183   1,902,392
                                                                                                               =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):

Current liabilities
 Accounts payable, including related party payables of 15,671 and 12,223, respectively.....................      141,917     126,178
 Accrued liabilities.......................................................................................       56,840      34,731
 Subscriber prepayments and deposits.......................................................................       45,757      24,533
 Short-term debt...........................................................................................       63,322       1,696
 Note payable to shareholder...............................................................................      175,012          --
 Current portion of long-term debt.........................................................................      113,519     255,819
                                                                                                               ---------   ---------
    Total current liabilities..............................................................................      596,367     442,957
Long-term debt.............................................................................................    1,174,749     966,100
Deferred taxes.............................................................................................        8,657      44,508
Deferred compensation......................................................................................      327,445       4,818
Other long-term liabilities................................................................................        8,801       8,801
                                                                                                               ---------   ---------
    Total liabilities......................................................................................    2,116,019   1,467,184
                                                                                                               ---------   ---------
Commitments and contingencies (Notes 11 and 12)

Minority interests in subsidiaries.........................................................................       25,934       8,715
                                                                                                               ---------   ---------

Shareholders' equity (deficit) (As adjusted for the 3:2 stock split. Note 10)
 Common stock, 0.667 par value, 200,000,000 shares authorized and 87,330,340 and 87,107,325
  shares issued, respectively..............................................................................       58,221      58,072
 Additional paid-in capital................................................................................      657,684     636,851
 Treasury stock, at cost, 9,198,135 shares of common stock.................................................     (110,385)  (110,385)
 Accumulated deficit.......................................................................................     (719,575)  (156,691)
 Other cumulative comprehensive income (loss)..............................................................       27,285     (1,354)
                                                                                                               ---------   ---------
    Total shareholders' equity (deficit)...................................................................      (86,770)    426,493
                                                                                                               ---------   ---------
    Total liabilities and shareholders' equity (deficit)...................................................    2,055,183   1,902,392
                                                                                                               =========   =========


  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  (Stated in thousands of Dutch guilders, except share and per share amounts)

As a result of the UPC Acquisition in December 1997 (see Note 1), the purchase method of accounting was used to record assets acquired and liabilities assumed by the parent company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company are not comparable in certain significant respects since these financial statements report financial position, results of operations, and cash flows on two separate accounting bases.


                                                                                For the Years Ended December 31,
                                                                    --------------------------------------------------------
                                                                           1998               1997               1996
                                                                    ------------------  -----------------  -----------------
                                                                    (Post-Acquisition)  (Pre-Acquisition)  (Pre-Acquisition)
Service and other revenue.........................................            408,970            337,255            245,179
Operating expense.................................................           (138,459)          (118,508)           (82,439)
Selling, general and administrative expense.......................           (481,703)          (119,067)           (81,176)
Depreciation and amortization.....................................           (187,646)          (132,888)           (79,832)
                                                                           ----------         ----------         ----------
  Net operating (loss) income.....................................           (398,838)           (33,208)             1,732
Interest income...................................................              7,397              6,512              2,757
Interest expense..................................................            (92,308)           (41,995)           (14,263)
Interest expense, related party...................................            (12,047)           (28,743)           (24,212)
Provision for loss on investment related costs....................             (6,230)           (18,888)                --
Foreign exchange (loss) gain and other expense....................              2,690            (41,063)           (21,200)
                                                                           ----------         ----------         ----------
  Net loss before income taxes and other items....................           (499,336)          (157,385)           (55,186)
Share in results of affiliated companies, net.....................            (63,486)           (20,270)           (22,286)
Minority interests in subsidiaries................................              1,153                152             (2,208)
Income tax benefit (expense)......................................             (1,215)             1,649               (509)
                                                                           ----------         ----------         ----------
  Net loss........................................................           (562,884)          (175,854)           (80,189)
                                                                           ==========         ==========         ==========
Basic and diluted net loss per ordinary share(1)..................              (7.22)             (2.03)             (0.92)
                                                                           ==========         ==========         ==========
Weighted-average number of ordinary shares outstanding(1).........         77,914,081         86,578,117         87,107,325
                                                                           ==========         ==========         ==========

---------------

 (1) As adjusted for the 3:2 stock split (Note 10).


  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)(2) (Stated in thousands of Dutch guilders, except share amounts)

As a result of the UPC Acquisition in December 1997 (see Note 1), the purchase method of accounting was used to record assets acquired and liabilities assumed by the parent company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company are not comparable in certain significant respects since these financial statements report financial position, results of operations, and cash flows on two separate accounting bases.

                                                                                                             Other
                                      Ordinary Stock       Additional      Treasury Stock                  Cumulative
                                   ---------------------    Paid-In      ------------------- Accumulated  Comprehensive
                                      Shares(2)  Amount     Capital      Shares(2)    Amount   Deficit    Income (Loss)(1)  Total
                                   ------------ --------   ---------     ---------   ------- ------------ ---------------- --------
Balances, December 31, 1995......... 87,107,325   58,072     262,669            --        --      (48,195)         (2,751)  269,795
Contribution by UIH of additional
 investment in affiliate............         --       --       9,495            --        --           --              --     9,495
Change in cumulative translation
 adjustments........................         --       --          --            --        --           --           3,558     3,558
Net loss............................         --       --          --            --        --      (80,189)                  (80,189)
                                                                                                                           --------
Total comprehensive income (loss)...         --       --          --            --        --           --              --   (76,613)
                                   ------------ --------   ---------     ---------   ------- ------------ ---------------- --------
Balances, December 31, 1996.........
 (Pre-Acquisition).................. 87,107,325   58,072     272,164            --        --     (128,384)            807   202,659

Contribution by UIH of additional
 investment in affiliate............         --       --       6,479            --        --           --              --     6,479
Gain on sale of stock by subsidiary.         --       --       3,274            --        --           --              --     3,274
Change in cumulative translation
 adjustments........................         --       --          --            --        --           --          (2,161)   (2,161)
Net loss for the period from January
 1, 1997 to December 10, 1997.......         --       --          --            --        --     (166,710)             --  (166,710)
                                                                                                                           --------
Total comprehensive income (loss)...         --       --          --            --        --           --              --  (168,871)
                                   ------------ --------   ---------     ---------   ------- ------------ ---------------- --------
Balances, December 10, 1997
 (Pre-Acquisition).................. 87,107,325   58,072     281,917            --        --     (295,094)         (1,354)   43,541

Buyout of shareholder's interest             --       --          --   (24,378,396) (292,561)          --              --  (292,561)
Reissuance of shares upon
 conversion of PIK Notes............         --       --     (12,277)   15,180,261   182,176           --              --   169,899
Application of push-down accounting
 and step-up in basis...............                         514,758            --        --           --              --   514,758
Elimination of historical accumulated
 deficit of UPC attributable to
 Philips............................         --       --    (147,547)           --        --      147,547              --        --
Net loss for the period from
 December 11, 1997 to December
 31, 1997...........................         --       --          --            --        --       (9,144)             --    (9,144)
                                                                                                                           --------
Total comprehensive income (loss)            --       --          --            --        --           --              --    (9,144)
                                   ------------ --------   ---------     ---------   ------- ------------ ---------------- --------
Balances, December 31, 1997
 (Post-Acquisition)................. 87,107,325   58,072     636,851    (9,198,135) (110,385)    (156,691)         (1,354)  426,493

Issuance of shares for
 acquisition of receivable..........    223,015      149       2,439            --        --           --              --     2,588
Contribution by UIH of additional
 investment in affiliate............         --       --       7,459            --        --           --              --     7,459
Issuance of convertible debt........         --       --      10,935            --        --           --              --    10,935
Unrealized gain on investment ......         --       --          --            --        --           --          44,223    44,223
Gain on sale of investment                                                                                         (1,826)   (1,826)
Change in cumulative translation
 adjustments........................         --       --          --            --        --           --         (13,758)  (13,758)
Net loss............................         --       --          --            --        --     (562,884)             --  (562,884)
                                                                                                                           --------
Total comprehensive income (loss)            --       --          --            --        --           --              --  (534,245)
                                   ------------ --------   ---------     --------- --------- ------------ ---------------- --------
Balances, December 31, 1998
 (Post-Acquisition)................. 87,330,340   58,221     657,684    (9,198,135) (110,385)    (719,575)         27,285   (86,770)
                                   ============ ========   =========     ========= ========= ============ ================ ========


(1) As of December 31, 1995, 1996 and 1997 Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments. As of December 31, 1998, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of (15,112) and unrealized gain on investment of 42,397

(2)  As adjusted for the 3:2 stock split (Note 10).

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Stated in thousands of Dutch guilders)

As a result of the UPC Acquisition in December 1997 (see Note 1), the purchase method of accounting was used to record assets acquired and liabilities assumed by the parent company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company are not comparable in certain significant respects since these financial statements report financial position, results of operations, and cash flows on two separate accounting bases.

                                                                               For the Years Ended December 31,
                                                                   --------------------------------------------------------
                                                                          1998               1997               1996
                                                                   ------------------  -----------------  -----------------
                                                                   (Post-Acquisition)  (Pre-Acquisition)  (Pre-Acquisition)

Cash flows from operating activities:
Net loss.........................................................           (562,884)          (175,854)           (80,189)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
 Depreciation and amortization...................................            187,646            132,888             79,832
 Amortization of deferred financing costs........................              9,234                642                 --
 Share in results of affiliated companies, net...................             63,486             20,270             22,286
 Compensation expense related to stock options...................            322,627              4,818                 --
 Minority interests in subsidiaries..............................             (1,153)              (152)             2,208
 Exchange rate differences in related party convertible loans....            (12,653)            43,441             20,544
 Gain on sale of investment......................................             (1,826)                --                 --
 Provision for loss on investment related costs..................              6,230             18,888                 --
 Other...........................................................              1,739                978              1,173
 Changes in assets and liabilities:
  (Increase) decrease in receivables.............................            (19,739)            24,102            (31,932)
  Increase in inventories........................................             (8,670)            (2,229)            (1,611)
  Increase in other non-current assets...........................             (2,004)            (2,544)              (309)
  Increase in other current liabilities..........................             77,191             69,551             25,553
  (Decrease) increase in deferred taxes and other
   long-term liabilities.........................................             13,776             (2,366)             4,975
                                                                            --------          ---------           --------
Net cash flows from operating activities.........................             73,000            132,433             42,530
                                                                            --------          ---------           --------
Cash flows from investing activities:
Restricted cash (deposited) released, net........................             (8,043)           (22,220)                --
Purchase of parent company's stock...............................                 --            (66,809)                --
(Investments in and advances to) repayment from
 affiliated companies, net.......................................           (200,324)            (3,869)           146,726
Capital expenditures.............................................           (281,678)          (145,630)          (106,647)
New acquisitions, net of cash acquired...........................           (210,039)          (127,882)           (46,473)
Release (deposit) to acquire minority interest in subsidiary.....             47,000            (47,000)                --
Sale of affiliated companies.....................................             39,737             11,070                 --
                                                                            --------          ---------           --------
Net cash flows from investing activities.........................           (613,347)          (402,340)            (6,394)
                                                                            --------          ---------           --------
Cash flows from financing activities:
Proceeds from short-term borrowings..............................             29,390            260,560            302,959
Proceeds from long-term borrowings...............................            529,630          1,141,539             23,113
Deferred financing costs.........................................            (10,023)           (24,585)                --
Repayments of long and short-term borrowings.....................           (252,641)          (587,929)          (440,440)
Borrowings on note payable to shareholder........................            176,078                 --                 --
Dividends paid to minority shareholders..........................               (521)              (171)            (2,388)
Redemption of convertible loans..................................                 --           (170,371)                --
Purchase shares from shareholder.................................                 --           (292,561)                --
                                                                            --------          ---------           --------
Net cash flows from financing activities.........................            471,913            326,482           (116,756)
                                                                            --------          ---------           --------
Effect of exchange rates on cash.................................             (2,139)               (72)               366
                                                                            --------          ---------           --------
Net increase (decrease) in cash and cash  equivalents............            (70,573)            56,503            (80,254)
Cash and cash equivalents at beginning of period.................            100,144             43,641            123,895
                                                                            --------          ---------           --------
Cash and cash equivalents at end of period.......................             29,571            100,144             43,641
                                                                            ========          =========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Stated in thousands of Dutch guilders)

As a result of the UPC Acquisition in December 1997 (see Note 1), the purchase method of accounting was used to record assets acquired and liabilities assumed by the parent company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Company are not comparable in certain significant respects since these financial statements report financial position, results of operations, and cash flows on two separate accounting bases.

                                                                           For the Years Ended December 31,
                                                          ------------------------------------------------------------------
                                                                   1998                   1997                  1996
                                                          ----------------------  --------------------  --------------------
                                                            (Post-Acquisition)     (Pre-Acquisition)     (Pre-Acquisition)

Non-cash investing and financing activities:
 Issuance of shares upon conversion of PIK notes........                     --               169,899                    --
                                                                       ========               =======               =======
 Contribution of net assets of Dutch cable systems
  to new joint venture..................................                259,153                    --                    --
                                                                       ========               =======               =======

 Purchase money notes payable to sellers................                 36,720                    --                    --
                                                                       ========               =======               =======

 Acquisition of interest in affilate for UIH stock......                  9,935                    --                    --
                                                                       ========               =======               =======

 Unrealized gain on investment..........................                 42,397                    --                    --
                                                                       ========               =======               =======

Supplemental cash flow disclosures:
 Cash paid for interest.................................                (69,066)              (80,810)              (32,674)
                                                                       ========               =======               =======

 Cash received for interest.............................                  6,990                 5,077                 2,757
                                                                       ========               =======               =======

Acquisition of Dutch cable assets:
 Property, plant and equipment and other assets.........               (106,000)                   --                    --
 Goodwill...............................................                (74,762)                   --                    --
                                                                       --------               -------               -------
  Total cash paid.......................................               (180,762)                   --                    --
                                                                       ========               =======               =======

Acquisition of Norway cable systems:
 Working capital........................................                     --                 3,790                 2,221
 Property, plant and equipment..........................                     --               (23,541)              (90,413)
 Goodwill and other intangible assets...................                     --               (69,673)              (71,509)
 Other assets...........................................                     --                   (57)                   --
 Short-term debt........................................                     --                 2,854               140,619
 Other liabilities......................................                     --                 1,557                10,271
                                                                       --------               -------               -------
  Total cash paid.......................................                     --               (85,070)               (8,811)
                                                                       ========               =======               =======

Acquisition of remaining interest in UPC:
 Property, plant and equipment..........................                     --                18,271                    --
 Investments in and advances to affiliates..............                     --               129,742                    --
 Goodwill...............................................                     --               366,745                    --
                                                                       --------               -------               -------
  Total allocation of purchase accounting
   adjustments..........................................                     --               514,758                    --
                                                                       ========               =======               =======



  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

1.   Organization and Nature of Operations

   United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. (''UPC'' or the ''Company''), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, United International Holdings, Inc. (''UIH''), a United States of America corporation, and Philips Electronics N.V. (''Philips''), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, and its minority interests in multi-channel television systems in Germany, The Netherlands (KTE) and France (Citecable). UIH contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. UIH also contributed United States dollars (''$'')78.2 million in cash (including accrued interest of $3.2 million) to UPC and issued to Philips 3,169,151 shares of its Class A Common Stock having a value of $50.0 million (at date of closing). In addition, UPC issued to Philips $133.6 million of convertible subordinated pay-in-kind notes (the ''PIK Notes''). As a result of this transaction, UIH and Philips each owned a 50% economic and voting interest in UPC.

   On December 11, 1997, UIH acquired Philips' 50% interest in UPC (the ''UPC Acquisition''), thereby making it an effectively wholly-owned subsidiary of UIH (subject to certain employee equity incentive compensation arrangements) through its wholly-owned subsidiary UIH Europe, Inc. (''UIHE''). The entity's name was changed to United Pan-Europe Communications N.V., and its legal seat was transferred from Eindhoven to Amsterdam. Through its cable-based communications networks in 10 countries in Europe and in Israel, UPC currently offers cable television services and is further developing and upgrading its network to provide digital video, voice and Internet/data services in its Western European markets.

   As part of the UPC Acquisition, (i) UPC purchased the 3,169,151 shares of Class A Common Stock of UIH held by Philips (66,800), (ii) UIH purchased 169,899 of the accreted amount of UPC's PIK Notes and redeemed them for 15,180,261 shares of UPC, (iii) UPC repaid to Philips the remaining 170,371 accreted amount of the PIK Notes (339,800), (iv) UIH purchased 13,121,604 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (24,378,396 shares). The UPC Acquisition was financed with proceeds from a long-term revolving credit facility through UPC with a syndicate of banks (305,200) (the ''Senior Revolving Credit Facility''), a bridge bank facility through a subsidiary of UPC $111,200 (224,000) (the ''Bridge Bank Facility'') and a cash investment by UIH of 327,400. Approximately 479,000 drawn on the Senior Revolving Credit Facility was used to repay existing debt of UPC in conjunction with the UPC Acquisition.

   UIH's acquisition of Philips' interest in UPC was accounted for as a step acquisition under purchase accounting. As a result of UPC becoming effectively wholly owned by UIH, such purchase accounting adjustments, along with existing basis differences, were pushed down to the financial statements of UPC and a new basis of accounting was established for the UPC net assets acquired by UIH. As of December 11, 1997, the proportional net assets of UPC acquired by UIH were recorded at fair market value based on the purchase price paid by UIH, along with additional basis differences at the UIH level existing as of that date. The total consideration paid to Philips for their 50% interest in UPC, the resulting amount paid in excess of Philips' proportionate share of UPC's net assets at that date plus UIH's existing basis in excess of their proportionate share of UPC's net assets is summarized below. In addition, the table below presents how such total excess was allocated to UPC's underlying assets as of December 11, 1998.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

   UPC's net asset value at December 10, 1997...........................................       43,541
   Cash paid to Philips by UPC for 24,378,396 shares in UPC.............................     (292,561)
   Conversion by UIH of PIK notes acquired from Philips at cost to 15,180,261 of
    UPC's shares........................................................................      169,899
                                                                                             --------
   UPC's net asset value prior to application of push down accounting...................      (79,121)


   UIH's proportionate share of UPC's net assets at December 10, 1997...................       21,770
   UIH's existing basis difference related to their original interest in UPC dating
    back to July 1995 formation of UPC (as adjusted through December 10, 1997)..........       86,529
   Cash paid to Philips by UIH for 13,121,604 shares in UPC.............................      157,439
   Conversion by UIH of PIK notes acquired from Philips at cost to 15,180,261 of
    UPC's shares........................................................................      169,899
                                                                                             --------
                                                                                              435,637
                                                                                             --------
    Total purchase accounting adjustment                                                      514,758
                                                                                             ========

   The total purchase accounting adjustments were allocated to UPC's underlying assets as follows:

   Property, plant and equipment........................................................       18,271
   Investment in and advances to affiliates.............................................      129,742
   Goodwill.............................................................................      366,745
                                                                                             --------
      Total.............................................................................      514,758
                                                                                             ========

   As a result of the UPC Acquisition and the associated push-down of UIH basis on December 11, 1997, the consolidated balance sheets as of December 31, 1998 and 1997 as well as the consolidated statements of operations and cash flows subsequent to December 31, 1998 are presented on a ''post-acquisition'' basis. The primary difference in the consolidated statement of operations presented on a ''post-acquisition'' basis compared to a ''pre-acquisition'' basis consists of additional depreciation and amortization on the above purchase accounting adjustments. The consolidated statements of operations and cash flows for the year ended December 31, 1997 include the post-acquisition results of the Company for the period from December 11, 1997 through December 31, 1997, which reflects 1,980 of new basis depreciation and amortization resulting from push-down accounting as well as approximately 4,034 of interest expense from purchase related indebtedness. Due to immateriality, the entire fiscal year ended December 31, 1997 is presented as ''pre-acquisition'' in the accompanying consolidated statements of operations and cash flows.

   The following pro forma consolidated operating results for the years ended December 31, 1997 and 1996 give effect to the UPC Acquisition as if it had occurred at the beginning of the periods presented. This pro forma consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)


                                                                    For the Year Ended          For the Year Ended
                                                                    December 31, 1997           December 31, 1996
                                                                --------------------------  --------------------------
                                                                Historical   Pro Forma (1)  Historical   Pro Forma (1)
                                                                -----------  -------------  -----------  -------------
Service and other revenue.................................         337,255        337,255      245,179        245,179
Operating expense.........................................        (118,508)      (118,508)     (82,439)       (82,439)
Selling, general and administrative expense...............        (119,067)      (119,067)     (81,176)       (81,176)
Depreciation and amortization.............................        (132,888)      (158,920)     (79,832)      (105,195)
                                                                ----------     ----------   ----------     ----------
  Net operating income (loss).............................         (33,208)       (59,240)       1,732        (23,631)
Interest income...........................................           6,512          6,512        2,757          2,757
Interest expense..........................................         (41,995)       (83,221)     (14,263)       (55,465)
Interest expense, related party...........................         (28,743)            --      (24,212)            --
Provision for loss on investment related costs............         (18,888)       (18,888)          --             --
Foreign exchange loss and other expense...................         (41,063)       (32,622)     (21,200)       (16,906)
                                                                ----------     ----------   ----------     ----------
  Net loss before income taxes and other items............        (157,385)      (187,459)     (55,186)       (93,245)
Share in results of affiliated companies, net.............         (20,270)       (28,439)     (22,286)       (30,935)
Minority interests in subsidiaries........................             152            152       (2,208)        (2,208)
Income tax benefit (expense)..............................           1,649          1,649         (509)          (509)
                                                                ----------     ----------   ----------     ----------
  Net loss................................................        (175,854)      (214,097)     (80,189)      (126,897)
                                                                ==========     ==========   ==========     ==========

Basic and diluted net loss per ordinary share.............           (2.03)         (2.75)       (0.92)         (1.63)
                                                                ==========     ==========   ==========     ==========

Weighted-average number of ordinary shares outstanding....      86,578,117     77,909,190   87,107,325     77,909,190
                                                                ==========     ==========   ==========     ==========

(1) Includes additional depreciation and amortization related to the step-up in basis in tangible assets, investments in and advances to affiliated companies and new goodwill, interest expense from the Senior Revolving Credit Facility and the Bridge Bank Facility, net of elimination of historical interest expense on the PIK Notes and refinanced credit facilities, and foreign exchange loss on the U.S. dollar-denominated Bridge Bank Facility, net of elimination of historical foreign exchange loss on the PIK Notes.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

   The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of December 31, 1998:


                                 UPC
Austria:
   Telekabel Group (''Telekabel Group'')...........................             95.0%
Belgium:
   Radio Public N.V./S.A. (''TVD'')................................            100.0%
Czech Republic:
   KabelNet........................................................            100.0%
   Ceska Programova Spolecnost SRO (''TV Max'')....................            100.0%
France:
  Mediareseaux Marne S.A. (''Mediareseaux'').......................             99.6%
Hungary:
   Telekabel Hungary (''Telekabel Hungary'').......................             79.3%
   Telekabel Hungary Programming...................................             50.0%
   Monor Communications Group, Inc. ("Monor")......................            44.75%
Ireland:
   Tara Television Limited ("Tara")................................             80.0%
Israel: (through UII)
   Tevel Israel International Communications Ltd. (''Tevel'')......             46.6%
Malta: (through UII)
   Melita Cable TV P.L.C. (''Melita'').............................             50.0%
The Netherlands:
   United Telekabel Holding N.V. (''UTH'') (1).....................             51.0%
Norway:
   Janco Multicom (''Janco Multicom'').............................            100.0%
Romania:
   Multicanal Holdings.............................................            100.0%
   Control Cable Ventures..........................................            100.0%
   Eurosat.........................................................             51.0%
Slovak Republic:
   Trnavatel.......................................................             75.0%
   Kabeltel........................................................            100.0%

(1) On August 6, 1998, UPC merged its Dutch cable television systems consisting of its 50% interest in A2000 Holding N.V. (''A2000'') and its wholly owned subsidiary Cable Network Brabant Holding B.V. (''CNBH'') with those of a Dutch energy company (''NUON''), forming a new company, UTH. Following the merger, UPC held 51% of UTH. In February 1999, UPC exercised its ability to increase its interest to 100% (see Note 3).


2.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In December 1998, UPC acquired telephony and programming assets from UIH through the issuance of new shares (see Note 3). As the acquisition was between entities under common control, the transaction was accounted for at historical cost, similar to pooling of interests accounting. It is generally accepted that, consistent with a pooling-of-interests accounting, prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of parent's consolidated financial statements. Accordingly, we have restated all periods presented as if UPC had acquired the telephony and programming assets from UIH as of the date of UIH's initial investment.

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH, where because of certain minority shareholders rights the Company accounts for its investment in UTH using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

   Cash and cash equivalents include cash and investments with original maturities of less than three months.

Allowance for Doubtful Accounts

   The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books until receipt of payment, the account is deemed uncollectable or a maximum of three years.

Restricted Cash

   Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities.

Costs to be Reimbursed by Affiliated Companies

   The Company incurs costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

Marketable Equity Securities of Parent

   The Company classifies its investments in marketable equity securities of UIH as available-for-sale and reports such investments at fair market value. Unrealized gains and losses are charged or credited to equity, realized gains and losses and other than temporary declines in market value are included in operations.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

Investments in and Advances to Affiliated Companies, Accounted for under the Equity Method

   For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost.

Property, Plant and Equipment

   Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed by subsidiaries of UPC incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Depreciation is calculated using the straight-line method over the economic life of the asset, taking into account the residual value. The economic lives of property, plant and equipment at acquisition are as follows:

      Cable distribution networks.........................     7-20 years
      Subscriber installation costs and converters........        5 years
      MMDS distribution facilities........................     7-20 years
      Office equipment, furniture and fixtures............      3-8 years
      Buildings and leasehold improvements................    20-33 years
      Other...............................................     3-10 years


Goodwill and Other Intangible Assets

   The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight line basis over 15 years. Licenses in newly-acquired companies are recognized at the fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years.

Recoverability of Tangible and Intangible Assets

   The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

Deferred Financing Costs

   Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

Other Comprehensive Income

   The Company has adopted Statement of Financial Accounting Standards No. 130, ''Reporting Comprehensive Income'' (''SFAS 130''), which requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Revenue Recognition

   Revenue is primarily derived from the sale of cable television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries in Europe.

Stock-Based Compensation

   Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date.

Income Taxes

   The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized. Withholding taxes are taken into consideration in situations where the income of subsidiaries is to be paid out as dividends in the near future. Such withholding taxes are generally charged to income in the year in which the dividend income is generated.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

Basic and Diluted Loss Per Share

   The Company has adopted Statement of Financial Accounting Standards No. 128, ''Earnings Per Share'' (''SFAS 128''). ''Basic loss per share'' is determined by dividing net loss available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during each period. ''Diluted loss per share'' includes the effects of potentially issuable common stock, but only if dilutive. Therefore, the Company's stock option plans and convertible securities are excluded from the Company's diluted loss per share for all periods presented because their effect would be anti-dilutive.

Foreign Operations and Foreign Exchange Rate Risk

   The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Dutch guilders that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity included in Other Comprehensive Income (Loss).

   Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

   Cash flows from the Company's operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

   The Company and certain of its operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

   On January 11, 1999, eleven of the fifteen member countries of the European Union fixed their conversion rates between their existing sovereign currencies and the Euro, eliminating the foreign exchange rate fluctuation exposure of UPC related to its operating subsidiaries in the eleven countries (includes UPC's subsidiaries in The Netherlands, Austria, Belgium, France, and Spain). UPC's investments in countries outside the eleven countries which have adopted the Euro include Norway, Hungary, Ireland, Israel and Malta.

New Accounting Principles

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, ''Disclosures about Segments of an Enterprise and Related Information'' (''SFAS 131''), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company adopted SFAS 131 for the year ended December 31, 1998.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ''Accounting or the Costs of Computer Software Developed or Obtained for Internal Use'' (''SOP 98-1''), which provides guidance

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. Management believes that the adoption of SOP 98-1 will not have a material effect on the financial statements.

   The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, ''Reporting on the Costs of Start-Up Activities'' (''SOP 98-5''), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (''SFAS 133''), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect of this new standard.


3.   Acquisitions and Dispositions

Norkabel

   In October 1996, the Company increased its ownership in Norkabelgruppen A/S (''Norkabel'') from 8.3% to 100% for a purchase price of Norwegian kroner (''NKr'')32.5 million (8,811). Details of the net assets acquired were as follows (using the exchange rate as of December 31, 1996):

      Working capital..............................       (2,221)
      Property, plant and equipment................       90,413
      Goodwill and other intangible assets.........       71,509
      Short-term debt..............................     (140,619)
      Other liabilities............................      (10,271)
                                                        --------
          Total cash paid..........................        8,811
                                                        ========

   The following pro forma condensed consolidated operating results for the period ended December 31, 1996 gives effect to the acquisition of Norkabel as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)


                                                                          For the Year Ended
                                                                          December 31, 1996
                                                                    ------------------------------
                                                                      Historical      Pro Forma
                                                                    --------------  --------------
   Service and other revenue......................................        245,179         288,749
                                                                       ==========      ==========
   Net loss.......................................................        (80,189)       (112,671)
                                                                       ==========      ==========
   Basic and diluted net loss per ordinary share..................          (0.92)          (1.29)
                                                                       ==========      ==========
   Weighted-average number of ordinary shares outstanding.........     87,107,325      87,107,325
                                                                       ==========      ==========

Janco Kabel-TV

   In January 1997, UPC purchased a 70.2% interest in Janco Kabel-TV A/S (''Janco'') for NKr313.8 million (85,070). Concurrent with the transaction, UPC deposited 47,000 with a bank as collateral for an obligation to seller to purchase the remaining 29.8% interest. Details of the net assets acquired at 70.2% were as follows (using the exchange rate as of December 31, 1996):

      Working capital..............................           (3,790)
      Property, plant and equipment................           23,541
      Goodwill and other intangible assets.........           69,673
      Other assets.................................               57
      Short-term debt..............................           (2,854)
      Other liabilities............................           (1,557)
                                                              ------
          Total cash paid..........................           85,070
                                                              ======

   In November 1997, UPC's wholly-owned subsidiary Norkabel merged with and into UPC's 70.2%-owned subsidiary, Janco, to give UPC an 87.3% interest in the new entity Janco Multicom. UPC received a call option and the minority shareholder received a put option to acquire or respectively sell all the remaining minority shareholders interest of Janco Multicom AS. In November 1998, UPC exercised its call option and acquired the remaining minority shareholder interest in Janco Multicom AS for 37,200. The residual restricted funds held with a bank as collateral were released.

   The following pro forma condensed consolidated operating results for the year ended December 31, 1996 gives effect to the acquisition of Janco as if it had occurred at the beginning of 1996. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                          For the Year Ended
                                                                          December 31, 1996
                                                                    ------------------------------
                                                                      Historical      Pro Forma
                                                                    --------------  --------------
   Service and other revenue......................................        245,179         270,467
                                                                       ==========      ==========
   Net loss.......................................................        (80,189)        (93,952)
                                                                       ==========      ==========
   Basic and diluted net loss per ordinary share..................          (0.92)          (1.08)
                                                                       ==========      ==========
   Weighted-average number of ordinary shares outstanding.........     87,107,325      87,107,325
                                                                       ==========      ==========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

Combivisie

   Effective January 1, 1998, UPC acquired certain assets, including The Netherlands cable systems of Stichting Combivisie Regio (''Combivisie''), for 180,762. The purchase was funded with a 60,000 draw on the Senior Revolving Credit Facility and 120,762 of bank financing. Details of the net assets acquired were as follows:

        Property, plant and equipment and other assets.......    106,000
        Goodwill.............................................     74,762
                                                                 -------
          Total cash paid....................................    180,762
                                                                 =======

   The following pro forma condensed consolidated operating results for the years ended December 31, 1997 and 1996 give effect to the acquisition of Combivisie as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                              For the Year Ended              For the Year Ended
                                              December 31, 1997               December 31, 1996
                                        ------------------------------  ------------------------------
                                          Historical      Pro Forma       Historical      Pro Forma
                                        --------------  --------------  --------------  --------------
   Service and other revenue..........        337,255         366,227         245,179         272,322
                                           ==========      ==========      ==========      ==========
   Net loss...........................       (175,854)       (177,142)        (80,189)        (82,493)
                                           ==========      ==========      ==========      ==========
   Basic and diluted net loss per
    ordinary share....................          (2.03)          (2.05)          (0.92)          (0.95)
                                           ==========      ==========      ==========      ==========
   Weighted-average number of
    ordinary shares outstanding.......     86,578,117      86,578,117      87,107,325      87,107,325
                                           ==========      ==========      ==========      ==========

Telekabel Hungary

   On June 29, 1998, UPC acquired Time Warner Entertainment Company's (''TWE'') interest in its Hungarian multi-channel television system assets for $9,500 (19,380) in cash and a non-interest bearing promissory note in the amount of $18,000 (36,720) (the ''Time Warner Note''). UPC and TWE retained their respective percentage interests in the programming assets in Hungary. UPC has granted TWE an option to acquire UPC's interest in such programming assets as well as TV Max in consideration for the cancellation of the Time Warner Note. On June 30, 1998, UPC merged its 100%-owned Hungarian multi-channel television systems (''Kabelkom'') with Hungary's second largest multiple system operator to form the new joint venture Telekabel Hungary. UPC retains a 79.25% ownership interest in the new entity. In March 1999, Time Warner exercised their option to acquire UPC's interest in the programming assets and TV Max (See Note 16.)

A2000

   In July 1995, prior to the formation of UPC, Philips Media and US WEST formed a 50/50 joint venture (''A2000'') for the purpose of acquiring certain cable television distribution networks in the Amsterdam, Netherlands area. In connection with this transaction Philips and US WEST borrowed NLG680 million on a bridge loan basis from a bank. Such funds were used to (i) purchase from certain municipalities licenses totaling NLG360 million (ii) make initial capital contributions to A2000 totaling NLG90 million and (iii) fund intercompany loans to A2000 totaling NLG230 million. Upon UPC's formation, Philips Media assigned its ownership interest in licenses and its investment and advances in A2000 to UPC. The following table reflects the amounts recorded on UPC's books as a result of this transaction:

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

                 Licenses                                      180,000
                 Investment and advances                       160,000
                 Debt                                         (340,000)

   Subsequently, UPC and US WEST contributed approximately NLG45 million each to a subsidiary of A2000 in order to increase its statutory equity for financing purposes. During January 1996, A2000 obtained long-term financing of NLG320 million and on behalf of UPC and US WEST reduced the bridge loan. UPC and US WEST repaid the remaining portion of the bridge loan (totaling NLG360 million) through equal contributions of NLG180 million. UPC accounted for its 50% ownership interest in A2000 (until it was contributed into UTH) as an equity method investment.

UTH

   On August 6, 1998, UPC merged its Dutch cable television systems with those of NUON, forming a new company, UTH (the ''UTH Transaction''), which was accounted for as the formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Following the merger, UPC holds 51% of UTH. The agreement provides UPC with a call option exercisable after August 6, 1999 to acquire 50% of NUON's 49% ownership interest in UTH. If UPC exercises the call option, NUON can exercise the secondary put option, requiring UPC to purchase its remaining interest in UTH. The agreement provides NUON with a put option exercisable after August 6, 1999 to require UPC to purchase 50% of NUON's 49% interest in UTH. If NUON exercises the put option, UPC can exercise the secondary call option, requiring NUON to sell its remaining interest in UTH to UPC. The UTH shareholder agreement provides for essentially joint governance by NUON and UPC on almost all significant participating and protective type rights until either the call or put option is exercised. Although UPC retains a majority economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounts for its investment in UTH using the equity method of accounting.

   On February 17, 1999, the Company acquired the remaining 49% of UTH from NUON (the "NUON Transaction") for NLG518.1 million. In addition, UPC repaid NUON and assumed from NUON a NLG33.3 million subordinated loan, including accrued interest, dated December 31, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering.

   The following pro forma condensed consolidated operating results for the years ended December 31, 1998 and 1997 give effect to the UTH Transaction and the NUON Transaction as if they both had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                             For the Year Ended             For the Year Ended
                                              December 31, 1998              December 31, 1997
                                        -----------------------------  -----------------------------
                                          Historical      Pro Forma      Historical      Pro Forma
                                        --------------  -------------  --------------  -------------
   Service and other revenue..........        408,970        595,011         337,255        474,488
                                           ==========     ==========      ==========     ==========
   Net loss...........................       (562,884)      (642,768)       (175,854)      (231,843)
                                           ==========     ==========      ==========     ==========
   Weighted-average number of
    ordinary shares outstanding.......          (7.22)         (8.25)          (2.03)         (2.68)
                                           ==========     ==========      ==========     ==========
   Basic and diluted net loss per
    ordinary share....................     77,914,081     77,914,081      86,578,117     86,578,117
                                           ==========     ==========      ==========     ==========


                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

UII

   In November 1998, the Company (i) acquired from TINTA its indirect 23.3% and 25% interests in the Tevel and Melita systems for $91.5 million, doubling the Company's respective ownership in these systems to 46.6% and 50%, respectively,
(ii) purchased an additional 5% interest in Princes Holdings and 5% of Tara in consideration for 384,531 shares of UIH held by UPC, and (iii) sold the 5% interest in Princes Holdings, together with its existing 20% interest, to TINTA for $20.5 million. The net payment of $71.0 million to TINTA ($68.0 million after closing adjustments) was funded with the proceeds of a $90.0 million promissory note made by a subsidiary of the Company to its primary partners in the Tevel system. (see Note 9 - DIC Loan).

Purchase of Certain Telephony and Programming Assets from UIH

   In December 1998, in exchange for 6,330,340 newly-issued ordinary shares of UPC, UIH sold to us their:

 . 44.75% economic interest in Monor, a traditional telephony and cable television system in the Monor region of Hungary;

 .  75% interest in Tara, a company providing Irish programming to the U.K.
   markets; and

   Accordingly, because this was an exchange between entities under common control, we have restated our financial statements for all periods in which the operations of these companies were part of UIH's consolidated financial statements (see Note 2).

Other

   The assets of Intercabo, Portugal were sold in January 1998 for 4,000. During 1997, the Company made a strategic decision to sell its interest in Intercabo due to competitive factors which had recently emerged in Portugal. After several offers to purchase Intercabo were received by the Company during 1997, it became apparent that the Company's investment in Intercabo had become permanently impaired based on its decision to sell its investment. Accordingly, an impairment loss of 18,888 was recognized during 1997, which included the writedown of our investment, net of expected proceeds, of 13,436 and the writeoff of intercompany receivables of 5,452.

   The operating results of Intercabo included in the Company's 1997 consolidated results included revenue of 549, a net operating loss of 4,945 and a net loss of 5,227.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)



4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

                                                              As of December 31, 1998
                                -----------------------------------------------------------------------------------
                                  Investments in
                                 and Advances to                      Cumulative        Cumulative
                                    Affiliated       Dividends   Share in Results of    Translation
                                    Companies        Received    Affiliated Companies   Adjustments       Total
                                ------------------  -----------  --------------------  -------------  -------------
                 UTH..........             272,508          --               (22,780)            --         249,728
                 Tevel (2)....             191,716     (12,121)                 (777)        (9,562)        169,256
                 Melita (2)...              28,018          --                 1,985           (141)         29,862
                 Telekabel
                 Hungary
                 Programming
                 (3)..........              24,404          --                (7,723)          (787)         15,894
                 Monor........              21,358          --                (4,916)       (14,835)          1,607
                 Xtra Music...              10,598          --                (1,067)            --           9,531
                 Other, net...               4,568          --                     9             --           4,577
                                           -------     -------               -------        -------         -------
                 Total........             553,170     (12,121)              (35,269)       (25,325)        480,455
                                           =======     =======               =======        =======         =======



                                                            As of December 31, 1997
                                --------------------------------------------------------------------------------
                                  Investments in
                                 and Advances to            Cumulative             Cumulative
                                    Affiliated          Share in Results of        Translation
                                    Companies         Affiliated Companies(1)      Adjustment          Total
                                ------------------  ---------------------------   ------------     -------------
    A2000.....................             220,933                        (571)               --         220,362
    UII (2)...................             103,029                         (64)               --         102,965
    Kabelkom..................              57,783                         247                --          58,030
    Monor.....................              21,358                        (535)           (5,426)         15,397
    Other, net................               3,583                          --                --           3,583
                                           -------                      ------            ------         -------
    Total.....................             406,686                        (923)           (5,426)        400,337
                                           =======                      ======            ======         =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

   The Company had the following differences related to the excess of cost over the net tangible assets acquired for its equity investments. Such differences are being amortized over 15 years:


                                   As of December 31, 1998          As of December 31, 1997
                                -----------------------------  ----------------------------------
                                   Basis        Accumulated         Basis          Accumulated
                                 Difference    Amortization      Difference      Amortization(1)
                                ------------  ---------------  ---------------  -----------------
    A2000.....................            --                           231,041              --
    UTH.......................         2,781             (62)               --              --
    Tevel (2).................       152,417          (6,334)               --              --
    Melita (2)................        24,377            (852)               --              --
    UII (2)...................            --              --            64,618              --
    Kabelkom..................            --              --            38,161              --
    Telekabel Hungary
     Programming (3)..........        14,419            (570)               --              --
    Monor.....................         1,672            (131)            5,480              --
    Xtra Music................         6,776            (138)               --              --
                                     -------          ------           -------  --------------
    Total.....................       202,442          (8,087)          339,300              --
                                     =======          ======           =======  ==============

--------------
(1) In connection with the UPC Acquisition, certain purchase accounting adjustments were pushed down to the financial statements of UPC, a new basis of accounting was established on December 11, 1997, and cumulative share in results of affiliated companies and accumulated amortization was reset to zero as of that date (see Note 1).
(2) In November 1998 the Company acquired from TINTA its interests in Tevel and Melita, and sold its interest in Princes Holdings (see Note 3).
(3) Represents the Company's remaining investment in Telekabel Hungary Programming after the transaction with TWE (see Note 3).


   Summary financial information for Tevel is as follows:

                                                                                     As of         As of
                                                                                  December 31,  December 31,
                                                                                      1998          1997
                                                                                  ------------  ------------
   Cash.........................................................................            60           117
   Tangible fixed assets........................................................       118,451       133,009
   Other assets.................................................................       447,057        35,895
                                                                                       -------       -------
      Total assets..............................................................       565,568       169,021
                                                                                       =======       =======

   Current liabilities..........................................................        42,174        45,569
   Notes payable................................................................        20,404        11,829
   Long-term debt...............................................................       426,604         9,794
   Other long-term liabilities..................................................        26,659        27,884
   Shareholders' value..........................................................        49,727        73,945
                                                                                       -------       -------
      Total liabilities and shareholders' value.................................       565,568       169,021
                                                                                       =======       =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND
                      DECEMBER 31, 1997 (Post-Acquisition)
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

                                                                                         For the Years Ended December 31,
                                                                                  ----------------------------------------------
                                                                                       1998            1997            1996
                                                                                  --------------  --------------  --------------
   Revenue......................................................................        203,662         187,099         154,647
   Costs........................................................................        (80,418)        (91,499)        (79,221)
   Depreciation and amortization................................................        (47,977)        (30,867)        (26,839)
                                                                                        -------         -------         -------
   Net operating income.........................................................         75,267          64,733          48,587
   Financial charges, including interest expense from related...................
    parties, and foreign exchange results.......................................        (64,589)         (7,948)        (11,437)
    Net loss before income taxes and other items................................         16,345          (5,745)          4,671
   Share in results of affiliated companies.....................................        (12,414)             51           2,342
                                                                                        -------         -------         -------
    Net income..................................................................         14,609          51,091          44,163
                                                                                        =======         =======         =======

   Summary financial information for A2000 is as follows:

                                                                                             As of                  As of
                                                                                        July 31,  1998(1)     December 31, 1997
                                                                                        ----------------      -----------------
   Liquid assets................................................................              2,336                 6,868
   Other current assets.........................................................             53,177                35,557
   Financial fixed assets.......................................................                634                   543
   Tangible fixed assets........................................................            341,186               309,291
   Intangible fixed assets......................................................            117,797               122,189
                                                                                            -------               -------
       Total assets.............................................................            515,130               474,448
                                                                                            =======               =======

   Current liabilities..........................................................             88,372                67,652
   Provisions...................................................................              1,508                 2,154
   Long-term debt...............................................................            479,000               426,000
   Shareholders' value..........................................................            (53,750)              (21,358)
                                                                                            -------               -------
       Total liabilities and shareholders' value................................            515,130               474,448
                                                                                            =======               =======

                                                For the
                                              Seven Months          For the Years Ended
                                                 Ended                  December 31,
                                                July 31,        ---------------------------
                                                1998(1)               1997          1996
                                          ------------------    --------------  -----------
   Revenue..............................           69,668             101,450       89,893
   Costs................................          (52,329)            (67,687)     (49,064)
   Depreciation and amortization........          (36,114)            (50,846)     (43,789)
                                                  -------             -------      -------
    Net operating loss..................          (18,775)            (17,083)      (2,960)
   Financial charges and other..........          (13,617)            (16,751)     (12,745)
   Income tax (provision) benefit.......               --               9,826         (224)
                                                  -------             -------      -------
    Net loss............................          (32,392)            (24,008)     (15,929)
                                                  =======             =======      =======

----------------
(1) Effective August 6, 1998, A2000 was contributed to UTH as part of the UTH Transaction.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)


5.   Marketable Equity Securities of Parent

   As a result of the UPC Acquisition, a subsidiary of UPC acquired 3,169,151 UIH Class A Common shares, valued at fair market value of 66,809 as of December 11, 1997. In November 1998, UPC used 384,531 shares to acquire an additional 5% interest in each of Tara and PHL. Accordingly, unrealized gains recorded in equity totaling approximately 1,826, were reversed out of equity and recorded as a realized gain in the consolidated statement of operations. As of December 31, 1998, the fair value of the remaining 2,784,620 shares was 101,097, resulting in an unrealized gain of 42,397 for the year ended December 31, 1998. These shares are pledged under the Bridge Bank Facility (see Note 9).


6.   Property, Plant and Equipment

                                                               As of December 31,
                                                         ------------------------------
                                                              1998            1997(1)
                                                         --------------  --------------
   Cable distribution networks.........................        466,087         364,655
   Subscriber premises equipment and converters........        134,527          81,301
   MMDS distribution facilities........................         13,873          12,958
   Office equipment, furniture and fixtures............         35,294          13,074
   Buildings and leasehold improvements................         12,754           3,713
   Other...............................................         28,170          16,593
                                                               -------         -------
                                                               690,705         492,294
      Accumulated depreciation.........................        (87,708)         (7,312)
                                                               -------         -------
      Net property, plant and equipment................        602,997         484,982
                                                               =======         =======

(1) In connection with the UPC Acquisition, certain purchase accounting adjustments were pushed down to the financial statements of UPC, a new basis of accounting was established on December 11, 1997, and accumulated depreciation was reset to zero as of that date (see Note 1).


7.   Goodwill and Other Intangible Assets

                                                               As of December 31,
                                                         ------------------------------
                                                              1998            1997(1)
                                                         ---------------  -------------
   Telekabel Group.....................................         389,513        389,513
   Janco Multicom......................................         165,494        152,226
   CNBH(2).............................................              --         80,491
   Telekabel Hungary...................................          97,429             --
   TVD.................................................          42,189         42,223
   Other...............................................          24,516         27,309
                                                                -------        -------
                                                                719,141        691,762
      Accumulated amortization.........................         (39,109)        (1,716)
                                                                -------        -------
      Net goodwill and other intangible assets.........         680,032        690,046
                                                                =======        =======

(1) In connection with the UPC Acquisition, certain purchase accounting adjustments were pushed down to the financial statements of UPC, a new basis of accounting was established on December 11, 1997, and accumulated amortization was reset to zero as of that date (see Note 1).
(2) Effective August 6, 1998, CNBH was contributed to UTH as part of the UTH Transaction.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

8.   Short-Term Debt

Time Warner Note

   Short-term debt as of December 31, 1998 includes the $18.0 million (34,020) non-interest bearing Time Warner Note. In December 1998, Time Warner extended the maturity date of its note for a period of 90 days to the earlier of June 30, 1999 or 90 days after written notice from Time Warner. Subsequent to December 31, 1998, the Time Warner Note was cancelled as Time Warner exercised its option to acquire our 50% interest in HBO Hungary and 100% interest in TV Max (see Note
16).

Telekabel Hungary Facility

   In October 1998, Telekabel Hungary entered into a DM65.6 million (NLG74.0 million) six-month secured bridge facility. Availability under this facility depends on certain financial covenants. The DM49.2 million (NLG55.5 million) international tranche of the facility and half of the DM16.4 million (NLG18.5 million) local tranche bear interest at LIBOR plus 2.5% per annum plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at Budapest interbank offered rates for Hungarian forints, plus 2.5% per annum plus an additional cost of funding calculation. Telekabel Hungary is using the facility, among other things, to finance capital expenditures and to acquire minority shares in our Kabelkom systems. We have pledged our indirect 79.25% interest in Telekabel Hungary to secure the facility. The facility also is secured by a pledge over certain assets of the Telekabel Hungary group and a negative pledge. Telekabel Hungary is currently negotiating a long-term facility with the lenders to replace this bridge facility. As of December 31, 1998, the amount outstanding under this facility totaled DM33.1 million (NLG29.3 million).

9.  Long-Term Debt

                                                              As of December 31,
                                                         -----------------------------
                                                              1998           1997
                                                         --------------  -------------
   Senior Revolving Credit Facility....................        968,018        883,948
   Bridge Bank Facility................................        113,519        252,500
   Mediareseaux Facility...............................         40,344             --
   Bank and other loans................................        166,387         85,471
                                                             ---------      ---------
                                                             1,288,268      1,221,919
      Less current portion.............................       (113,519)      (255,819)
                                                             ---------      ---------
      Total............................................      1,174,749        966,100
                                                             =========      =========

Senior Revolving Credit Facility

   In October 1997, UPC and Norkabel as borrowers entered into a 1,100,000 multi-currency revolving credit facility with a syndicate of banks. Norkabel was succeeded as a borrower by Janco Multicom after the merger of Janco and Norkabel. In December 1997, Telekabel Wien and the other members of the Telekabel Group also became borrowers under the Senior Revolving Credit Facility. Although not a borrower, TVD is a guarantor under the Senior Revolving Credit Facility. As of December 31, 1998, the amount outstanding under the Senior Revolving Credit Facility for UPC, Telekabel Wien and Janco Multicom was NLG620.0 million, NLG213.5 million and NLG134.5 million, respectively. Amounts advanced under the Senior Revolving Credit Facility bear interest at the London interbank offered rate (''LIBOR'') plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

5.0% per quarter beginning December 31, 2001. The borrowings of the Company and its subsidiaries in Austria, Belgium and Norway are limited by financial covenants under the Senior Revolving Credit Facility. The principal amount of all borrowings by the Company and such subsidiaries may not exceed certain multiples of total annualized net operating cash flow for the Company and such subsidiaries. In addition, the principal amount of all borrowings of the Company and such subsidiaries may not exceed certain multiples of their cable television net operating cash flow. The Senior Revolving Credit Facility generally prohibits dividends and other distributions to shareholders of the Company unless, among other things, the Company achieves for at least two consecutive quarters certain financial ratios. The Senior Revolving Credit Facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and securities offerings. Borrowings by UPC and certain of its subsidiaries in Austria, Belgium and Norway, under the Senior Revolving Credit Facility together with borrowings under the Bridge Bank Facility may not exceed 1,300,000 before September 30, 2001. The Senior Revolving Credit Facility also generally limits to 80,000 UPC's investments in, loans to and guarantees for, certain of the Company's subsidiaries and downstream affiliates that are not borrowers or guarantors under the Senior Revolving Credit Facility. Subsequent to December 31, 1998, we agreed with our lenders under this facility to reduce this facility amount from NLG1.1 billion to NLG1.0 billion in February 1999. This amount will be further reduced by 5% each quarter beginning December 31, 2001 until final maturity. Subsequent to December 31,1998 we repaid NLG620.0 million, excluding interest, of the amount outstanding by us under this facility with the proceeds of the offering, which we plan subsequently to reborrow under this facility (see Note 16).

Bridge Bank Facility

   In connection with the UPC Acquisition, the Company entered into the consolidated $125.0 million term Bridge Bank Facility with a syndicate of banks. The Bridge Bank Facility is a one year bridge originally due December 5, 1998 and bears interest at LIBOR plus a margin ranging from 4.5% to 6.0% per annum. In November 1998, the lenders granted an extension of the maturity date to June 5, 1999. The Bridge Bank Facility generally prohibits dividends and distributions and is secured by various upstream guarantees from, negative pledges over and, in some cases, share pledges of, certain share holdings or partnership interests of UPC in operating systems in The Netherlands, France, Israel and Malta, as well as a first lien over approximately 2,784,620 shares of UIH's Class A Common Stock which UPC acquired from Philips as part of the UPC Acquisition. The Bridge Bank Facility prohibits all of the companies whose interests are pledged from incurring additional indebtedness, subject to certain exceptions. The Company must apply proceeds from disposals, if any, of certain share holdings and partnership interests to prepayment of the facility, which restricts the manner and terms on which the Company may dispose of these assets. The Company must maintain on deposit with the bank a compensating balance, restricted for payment of interest, until the facility matures. The balance in this interest reserve account, including proceeds from the sale of PHL, was 30,263 as of December 31, 1998. UPC repaid $64.9 million of the Bridge Bank Facility during the year ended December 31, 1998 resulting in an outstanding amount of $60.1 million (113,519) as of December 31, 1998. Subsequent to December 31, 1998, we repaid the Bridge Bank Facility with proceeds from the offering (see Note 16).

Mediareseaux Facility

   In July 1998, Mediareseaux entered into an 9.5 year term facility with a bank for an amount of French francs (''FRF'')680 million (''Mediareseaux Facility''). The purpose of the facility is to finance on-going capital expenditures, working capital and acquisitions with a limit of FRF120 million. The Me'diare'seaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50% of its excess cash flow in prepaying the facility. The Mediareseaux Facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux secured a

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

9.5 year FRF20.0 million overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable. As of December 31, 1998 an amount of FRF13.6 million (40,344) was outstanding under the Mediareseaux Facility.

DIC Loan

   In November 1998, a subsidiary of Discount Investment Corporation (''DIC'') loaned the Company a total of $90.0 million (the ''DIC Loan'') to acquire the additional interests in Tevel and Melita. The DIC Loan matures in November 2000 and is secured by the Company's pledge of its ownership interest in Tevel. The DIC Loan bears interest at 8% and is payable, together with 106% of the principal amount, on maturity. The DIC Loan may be repaid on quarterly prepayment dates with three months' prior notice by the Company. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90% of the initial public offering price. The exercise price of this option, which expires upon the initial public offering, is payable in cash or delivery of the DIC Loan promissory notes. UPC allocated the $90 million in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. Accordingly, the effective interest rate on the debt instrument exceeds the stated rate as set forth above. Subsequent to December 31, 1998, the option agreement was amended, resulting in a grant of two options of $45 million each. DIC exercised its option for $45.0 million (see
Note 16).

Debt Maturities

   The maturities of the Company's long-term debt are as follows:

      12 months ended December 31, 1999..............      113,519
      12 months ended December 31, 2000..............      160,152
      12 months ended December 31, 2001..............           --
      12 months ended December 31, 2002..............       88,018
      12 months ended December 31, 2003..............      224,034
      Thereafter.....................................      702,545
                                                         ---------
          Total......................................    1,288,268
                                                         =========

Fair Value of Financial Instruments

   Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                                 Fair
                                                             ------------
                                                Book Value   Market Value
                                                -----------  ------------
As of December 31, 1998:
     Senior Revolving Credit Facility.........      968,018       968,018
     Bridge Bank Facility.....................      113,519       113,519
     Mediareseaux Facility....................       40,344        40,344
     Bank and other loans.....................      166,387       166,387
     Note payable to UIH(1)...................      163,425       163,425
     Time Warner Note.........................       34,020        34,020
     Telekabel Hungary Facility...............       29,297        29,297
                                                  ---------     ---------
        Total.................................    1,515,010     1,515,010
                                                  =========     =========

(1) See Note 15 for terms of the note payable to UIH.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

10.   Shareholders' Equity

   In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3 for 2 stock split and an increase in the number of authorized ordinary shares to 200,000,000, which was legally effected before the Company's planned initial public offering. Therefore, all share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect this event.

   The Company's shareholders also approved the issuance of 100 priority shares, which have special approval and other rights, to UIH.

   In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 Class A preference shares and 200,000,000 Class B preference shares.

General

   The equity classifications and amounts as stated in these consolidated financial statements do not necessarily reflect the statutory equity of the Company, as the statutory equity is subject to Dutch generally accepted accounting principles. The statutory equity is the basis for any distributions to shareholders. As of December 31, 1998, the Company is unable to make dividend distributions to shareholders because of its accumulated deficit.

UIH Indenture

   As a subsidiary of UIH, the Company's activities are restricted by the covenants in UIH's indenture dated February 5, 1998 (the ''UIH Indenture''). The UIH Indenture generally limits the additional amount of debt that UPC or its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) 7.0 times the borrower's consolidated operating cash flow;
(ii) 1.75 times its consolidated interest expense; or (iii) 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the UIH Indenture at the time of the borrowing. The UIH Indenture also restricts UPC's ability to make certain asset sales and certain payments. In connection with the initial public offering, UPC has agreed with UIH that it will not take any action during the term of the UIH Indenture that would result in a breach of the UIH Indenture covenants. The maturity date of the UIH Indenture is February 2008 and interest becomes payable in cash in February 2003.

Stock Option Plan

In June 1996, UPC adopted a stock option plan (the ''Plan'') for certain of its employees and those of its subsidiaries. There are 6,000,000 total shares available for the granting of options under the Plan, which are held by the Stichting Administratiekantoor UPC (the ''Foundation''), which administers the Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options will be convertible into UPC common stock. UIH appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by the Company's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of ''vesting'' of the options, the Plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

   A summary of stock option activity for the Plan is as follows:

                                                                  For the Years Ended December 31,
                                       --------------------------------------------------------------------------------------
                                                   1998                         1997                        1996
                                       ----------------------------  ---------------------------  ---------------------------
                                                        Weighted-                    Weighted-                    Weighted-
                                           Number        Average        Number        Average        Number        Average
                                             of          Exercise         of          Exercise         of          Exercise
                                           shares         Price         shares         Price         shares         Price
                                       --------------  ------------  -------------  ------------  -------------  ------------
   Outstanding at beginning of
        period.......................      2,241,552          10.49     2,300,417          10.49            --             --
   Granted during period.............      2,343,000          12.10            --             --     3,990,000          10.49
   Cancelled during period...........        (14,052)         10.49       (58,865)         10.49        (9,583)         10.49
   Exercised during period...........       (375,000)         10.49            --             --    (1,680,000)            --
                                           ---------          -----     ---------          -----    ----------          -----
   Outstanding at end of period......      4,195,500          11.39     2,241,552          10.49     2,300,417          10.49
                                           =========          =====     =========          =====    ==========          =====

   Vested at end of period(1)........      4,340,008          10.79     3,197,331          10.49     1,786,898          10.49
                                           =========          =====     =========          =====    ==========          =====
   Exercisable at end of period(1)...      4,195,500          11.39     2,241,552          10.49     2,300,417          10.49
                                           =========          =====     =========          =====    ==========          =====

---------------
(1) Includes certificate rights as well as options.

   The Company granted no stock options during the year ended December 31, 1997. The combined weighted-average fair values and weighted-average exercise prices of options granted during the year ended December 31, 1998 and the year ended December 31, 1996 are as follows:

                                                        For the Year Ended               For the Year Ended
                                                        December 31, 1998                December 31, 1996
                                                 --------------------------------  ------------------------------
                                                   Number       Fair     Exercise    Number      Fair    Exercise
                                                   Options      Value     Price      Options     Value    Price
                                                 -----------  ---------  --------  -----------  -------  --------
   Exercise price equal to market price........    2,343,000      12.10     12.10    3,990,000    10.49     10.49

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

   The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 1998:

                                 Weighted-Average
                      Number         Remaining        Number       Number
                    of Options   Contractual Life   of Options   of Options
Exercise Price      Outstanding       (Years)         Vested     Exercisable
------------------  -----------  -----------------  -----------  -----------
   10.49..........    1,852,500              2.47     3,487,118    1,852,500
   12.00..........    2,195,250              4.63       838,859    2,195,250
   13.57..........      147,750              4.71        14,031      147,750
                      ---------              ----     ---------    ---------
                      4,195,500              3.68     4,340,008    4,195,500
                      =========              ====     =========    =========

The Plan is accounted for as a variable plan because, based on the Plan's provisions, the rights conveyed to employees are the substantive equivalents to stock appreciation type rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the Company's common stock. Compensation expense of 268,109, 4,818 and 0 was recognized for the years ended December 31, 1998, December 31, 1997 and December 31, 1996, respectively. The Company's estimate of the fair value of its common stock as of December 31, 1998 utilized in recording compensation expense under the Plan was NLG63.91, which is the initial public offering price. Because the Company will account for the Plan as a variable plan up until the consummation date of its initial public offering, and thereafter as a fixed plan due to modifications to the Plan which will occur on that date, the total compensation expense and deferred compensation expense recognized related to options granted as of December 31, 1998 will not increase.

Phantom Stock Option Plan

   As of March 1998, the Company adopted a phantom stock option plan (the ''Phantom Plan'') which permits the grant of phantom stock rights in up to 2,400,000 shares of the Company's common stock. The rights are granted at fair market value determined by the Company's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of UIH Class A Common Stock or (iii) if the Company's stock is publicly traded, freely tradable shares of its stock. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradeable shares of stock instead. Concurrent with the approval of the Phantom Plan, the Supervisory Board ratified the grant of 1,232,250 and 825,000 phantom stock rights at base prices of 12.00 and 13.57, respectively, and specified retroactive vesting for several of the grants. The Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

   A summary of stock option activity for the Phantom Plan is as follows:

                                                           For the Year Ended
                                                           December 31, 1998
                                                       --------------------------
                                                                      Weighted-
                                                          Number       Average
                                                            of         Exercise
                                                          Share         Price
                                                       ------------  ------------
Outstanding at beginning of period                               --            --
   Granted during period.............................     2,057,500         12.63
   Cancelled during period...........................            --            --
   Exercised during period...........................            --            --
                                                          ---------         -----
   Outstanding at end of period......................     2,057,500         12.63
                                                          =========         =====
   Vested and exercisable at end of period...........       470,469         12.15
                                                          =========         =====

      The combined weighted-average fair values and weighted-average exercise prices of options granted during the year ended December 31, 1998 are as follows:

                                                         Number       Fair     Exercise
                                                         Options      Value      Price
                                                       -----------  ---------  ---------
   Exercise price equal to market price..............    2,057,250      12.63      12.63

      The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 1998:


                                          Weighted-
                                           Average            Number of
                       Number of          Remaining            Options
                        Options       Contractual Life       Vested and
  Exercise Price      Outstanding          (years)           Exercisable
------------------  ---------------  -------------------  -----------------

12.00.............        1,232,250                8.54             425,469
13.57.............          825,000                9.70              45,000
                          ---------                ----             -------
                          2,057,250                9.00             470,469
                          =========                ====             =======

   The Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of 52,374 was recognized for the year ended December 31, 1998. The Company's estimate of the fair value of its common stock as of December 31, 1998 utilized in recording compensation expense under the Phantom Plan was NLG63.91, which is the initial public offering price.

Subsidiary Stock Option Plan

   As of June 1998, the Company adopted a phantom stock option plan (the ''chello Plan''), which permits the grant of phantom stock rights in up to 1,500,000 shares of chello, a wholly owned subsidiary of the Company. The rights are granted at fair market value determined by chello's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The chello Plan gives the employee the right to receive payment equal to the

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

difference between the fair market value of a share of chello and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of UIH Class A Common Stock or (iii) if the Company's stock is publicly traded, freely tradable shares of its stock. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. Concurrent with the approval of the chello Plan, the Supervisory Board ratified the grant of 570,000 options at a base price of 10.00, and specified retroactive vesting for several of the grants. As of December 31, 1998, the Company had recorded compensation expense of 2,144 for options granted under the chello Plan.

   A summary of stock option activity for the chello broadband Plan is as follows:

                                                          For the Year Ended
                                                          December 31, 1998
                                                      --------------------------
                                                                     Weighted-
                                                         Number       Average
                                                           of         Exercise
                                                         Shares        Price
                                                      ------------  ------------
Outstanding at beginning of period                              --            --
   Granted during period............................       570,000         10.00
   Cancelled during period..........................            --            --
   Exercised during period..........................            --            --
                                                           -------         -----
   Outstanding at end of period.....................       570,000         10.00
                                                           =======         =====
   Vested and exercisable at end of period..........        70,625         10.00
                                                           =======         =====

   The weighted-average remaining contractual life for these options is 9.47 as of December 31, 1998.

11.   Commitments

   The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled 8,057, 6,863 and 4,989 for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 respectively.

   The Company has operating lease obligations as follows:

      12 months ended December 31, 1999............................      11,054
      12 months ended December 31, 2000............................       8,770
      12 months ended December 31, 2001............................       6,848
      12 months ended December 31, 2002............................       4,854
      12 months ended December 31, 2003 and thereafter.............       4,346
                                                                         ------
          Total....................................................      35,872
                                                                         ======

A2000 Funding

   In September 1998, UTH entered into a subordinated loan agreement to provide funding up to $30,000 for A2000. UTH's share of the funding is $15,000. UPC is obligated to fund drawdowns on the loan in proportion to its 51% ownership in UTH (representing a total funding obligation of $7,650). As of December 31,1998, UPC had funded $3,750 of its commitment. Subsequent to year end, the Company provided a letter of support to A2000 stating that it would continue to

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

provide to A2000 the funding necessary to continue operations through at least 1999.


12.   Contingencies

Legal

   The Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

Foreign Currency Exposure

   The Bridge Bank Facility, the loan payable to UIH and the DIC loan are denominated in U.S. dollars, totaling US$236.5 million as of December 31, 1998. The Company has not executed any foreign forward exchange contract, or used any other financial instrument, to hedge against this foreign currency exposure. The Bridge Bank Facility and the UIH loan have been repaid subsequent to the public offering. Of the $90.0 million DIC loan, $45.0 million has been repaid concurrent with the public offering.


13.   Income Taxes

   In general, a Dutch holding company may benefit from the so-called participation exemption. The participation exemption is a facility in Dutch corporate tax law which allows a Dutch company to exempt any dividend income and capital gains in relation with its participation in subsidiaries which are legal entities of a foreign country. Capital losses are also exempted, apart from liquidation losses (under stringent conditions). All costs incurred at the UPC level which relate to an investment in a foreign subsidiary are not tax deductible, e.g. interest expense on loans used for the financing of the investment in the foreign subsidiary. In addition, currency exchange results on these loans are covered by the participation exemption, e.g. gains are exempted and losses are not tax deductible. For companies which only act as pure holding companies, only the capital tax paid is tax deductible. For UPC, the primary difference between taxable loss and net loss for financial reporting purposes relates to the non-consolidation of its consolidated foreign subsidiaries for Dutch tax purposes. The consolidated financial statements have been prepared assuming partial tax basis for license fees capitalized relating to certain acquisitions. Deferred taxes have been provided for that portion of the licenses which management believes no tax basis will be allowed.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)


The significant components of the net deferred tax liability are as follows:

                                                         As of  December 31,
                                                    ------------------------------
                                                         1998            1997
                                                    --------------  --------------
   Deferred Tax Assets:
   Tax net operating loss carryforward............        137,033         149,802
   Stock-based compensation.......................         13,636              --
   Other..........................................            805             540
                                                         --------        --------
      Total deferred tax assets...................        151,474         150,342
   Valuation allowance............................       (135,545)       (136,580)
                                                         --------        --------
      Deferred tax assets, net of valuation
        allowance.................................         15,929          13,762
                                                         --------        --------
   Deferred Tax Liabilities:
   Intangible assets..............................        (11,061)        (48,077)
   Property, plant and equipment, net.............        (13,525)        (10,193)
                                                         --------        --------
      Total deferred tax liabilities..............        (24,586)        (58,270)
                                                         --------        --------
      Deferred tax liabilities, net...............         (8,657)        (44,508)
                                                         ========        ========


The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:


                                                 For the Years Ended December 31,
                                               -------------------------------------
                                                  1998         1997         1996
                                               -----------  -----------  -----------

   Expected income tax benefit at the
    Dutch statutory rate of 35%..............    (174,768)     (55,085)     (19,315)
   Tax effect of permanent and other
    differences:
      Change in valuation allowance..........      51,471       27,471       14,555
      Non-deductible expenses................     117,925       19,583        3,829
      International rate differences.........       3,520        3,232        1,105
      Provision on investment................       2,180        6,611           --
      Other..................................      (1,543)        (163)        (683)
                                                 --------      -------      -------
         Total income tax benefit............      (1,215)       1,649         (509)
                                                 ========      =======      =======

   Tax loss carry forwards arise primarily in Norway, The Netherlands, Czech Republic and Austria. The tax loss carry forwards of Norway, aggregating to 277,929 as of December 31, 1998 will expire during the years 1999-2008. The tax loss carry forwards of The Netherlands, Belgium and Austria of 117,115 as of December 31, 1998 have no expiration date. The tax loss carry forwards of the Czech Republic of 29,677 as of December 31, 1998 will expire in the years 2001-2005.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

   During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately 256,000 of tax basis associated with certain amounts of goodwill recorded at Telekabel Group effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel Group's effective tax rate to increase from the historical effective tax rate through December 31, 1996, due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.


14.   Segment and Geographic Information Information

   On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related
Information"  ("SFAS 131").   The new rules establish revised standards for
public companies relating to the reporting of financial information about operating segments. The adoption of SFAS 131 did not have a material effect on the Company's consolidated financial statements but did affect the Company's segment information disclosure.

   The Company's business has historically been derived from our video entertainment segment. This service has been provided in various European countries where the Company owns and operates it systems. During 1997, the Company introduced internet/data and during 1999 the Company will be introducing telephony in several of its systems. To date, revenues and net operating results from these services have not been significant and therefore segment information for these services is not provided.

   The Company evaluates performance and allocates resources at the geographic country level. The key operating performance criteria used in this evaluation includes revenue growth, operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"), and capital expenditures. The Company does not view segment results below Adjusted EBITDA, therefore, net interest expense, foreign exchange gain (loss), share in results of affiliated companies, minority interests in subsidiaries and income tax expense are not broken out by segment below.

   A summary of the segment information by geographic area is as follows:

                                       For the Year Ended December 31, 1998              December 31, 1998
                                      --------------------------------------  ----------------------------------------
                                                  Depreciation                Investments   Long-
                                                        &          Adjusted       in        Lived     Total
                                       Revenue    Amortization      EBITDA    Affiliates   Assets    Assets     Capex
                                      ---------  ---------------  ----------  -----------  -------  ---------  -------
   The Netherlands:
    - Corporate, UPC TV.............     17,762          (9,478)    (12,286)      480,455    5,171    554,668    2,423
    - chello........................         --              --     (15,854)           --    4,581      6,617    4,588
    - Priority Telecom..............         --             (22)     (3,516)           --       31        174       31
    - Operating Companies...........     33,273         (13,794)     22,088            --       --         --   18,578
   Austria..........................    177,151         (77,281)     81,012            --  265,640    644,791   82,501
   Belgium..........................     37,634         (20,486)     13,263            --   52,085    109,331   19,760
   Czech Republic...................      8,909          (7,702)     (1,887)           --   16,512     21,730    1,041
   Norway...........................     92,671         (45,316)     33,048            --  119,704    414,038   51,193
   Hungary..........................     27,706          (6,725)      9,989            --   50,629    164,280   13,386
   France...........................      8,058          (4,129)     (5,077)           --   76,220     96,563   52,394
   Other............................      5,806          (2,713)     (9,345)           --   12,424     42,991    6,816
                                        -------        --------     -------   -----------  -------  ---------  -------
       Total........................    408,970        (187,646)    111,435       480,455  602,997  2,055,183  252,711
                                        =======        ========     =======   ===========  =======  =========  =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)


                                      For the Year Ended December 31, 1997              December 31, 1997
                                      -------------------------------------  ----------------------------------------
                                                  Depreciation               Investments   Long-
                                                       &          Adjusted       in        Lived     Total
                                       Revenue    Amortization     EBITDA    Affiliates   Assets    Assets     Capex
                                      ---------  --------------  ----------  -----------  -------  ---------  -------
   The Netherlands:
    - Corporate, UPC TV.............      9,228         (3,271)    (12,205)      400,337    1,787    495,383    6,534
    - Operating Companies...........     20,669         (8,372)     12,719            --   40,174    128,609    7,953
   Austria..........................    162,783        (50,187)     80,508            --  233,887    653,062   59,913
   Belgium..........................     38,738        (14,252)     15,049            --   49,542     99,392   11,584
   Czech Republic...................      7,492         (5,471)     (6,730)           --   17,956     30,089    4,214
   Norway...........................     91,529        (47,703)     36,927            --  103,765    435,345   20,647
   Hungary..........................         --             --          --            --       --         --       --
   France...........................      2,526         (1,416)     (4,634)           --   28,159     36,769   22,809
   Other............................      4,290         (2,216)    (17,136)           --    9,712     23,743    3,656
                                        -------       --------     -------   -----------  -------  ---------  -------
       Total........................    337,255       (132,888)    104,498       400,337  484,982  1,902,392  137,310
                                        =======       ========     =======   ===========  =======  =========  =======



                                          For the Year Ended December 31, 1996
                                      ---------------------------------------------
                                                      Depreciation
                                                           &            Adjusted
                                         Revenue      Amortization       EBITDA
                                      -------------  --------------  --------------
The Netherlands:
     - Corporate....................          4,433         (2,873)        (13,528)
     - Operating companies..........         21,633         (7,267)         11,298
   Austria..........................        156,964        (42,762)         81,618
   Belgium..........................         37,704        (13,206)         14,592
   Czech Republic...................          7,746         (5,574)         (7,477)
   Norway...........................         14,541         (6,969)          6,347
   Hungary..........................             --             --              --
   France...........................            179           (281)         (4,421)
   Other............................          1,979           (900)         (6,865)
                                            -------        -------         -------
     Total..........................        245,179        (79,832)         81,564
                                            =======        =======         =======


15.   Related Party

Agreement with UIH

     In February 1999, UIH and the Company became parties to a Management Service Agreement (the ''UIH Service Agreement''), with an initial term through 2009, pursuant to which UIH will provide services such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. Under the UIH Service Agreement, the Company will pay UIH a fixed amount each month (initially $0.3 million). After the first year of the UIH Service Agreement, the fixed amount may be adjusted from time to time by UIH to allocate corporate level expenses among UIH's operating companies, including UPC, taking into account the relative size of the operating companies and their estimated

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

use of UIH resources. In addition, UPC will continue to reimburse UIH for costs incurred by UIH which are directly attributable to UPC. The UIH Service Agreement also specifies the basis upon which UIH may second certain of its employees to UPC. The Company generally is responsible for all costs incurred by UIH with respect to any seconded employee's employment and severance.

   Historically, UPC has been self sufficient from a corporate operations perspective and required nominal assistance from its shareholders, Philips and UIH, and solely from UIH subsequent to December 11, 1997. UIH and Philips did not allocate any indirect overhead type costs to the Company from inception through December 11, 1997 and UIH did not allocate any such costs subsequent to December 11, 1997 through December 31, 1998. The only costs historically charged to UPC were direct costs incurred by Philips and UIH on UPC's behalf. Such costs were charged at cost. In connection with the Company's initial public offering, UIH and the Company executed the UIH Service Agreement which will provide for a fixed allocation in addition to direct out-of-pocket reimbursements.

Related Party Payables

   The Company classifies any unpaid invoices related to seconded employee expenses or other expenses incurred by UIH on the Company's behalf as related party payables on the balance sheet.

Loans to Employees

   In 1996, UPC loaned certain employees of the Company amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to the Company is presented in the consolidated financial statements net of the Company's obligation to the employees under the plan. As of December 31, 1998 and 1997, the receivable from employees, including accrued interest totaled 19,177 and 18,561, respectively.

Note Payable to Shareholder

   UPC has entered into two promissory notes with UIH of $100.0 million (March
1998) and $20.0 million (July 1998). UPC has borrowed $70.0 million and $16.0 million, respectively, under these two notes (together, this ''UIH Loan'' totals 163,425 as of December 31, 1998). The UIH Loan bears interest at 10.75% per annum, is due in 2001, and is convertible at UIH's option into ordinary shares of UPC at 12.00 per share (March 1998) and 13.57 per share (July 1998). Total accrued interest as of December 31, 1998 was $6.1 million (11,587). Subsequent to December 31, 1998, UPC repaid $60.0 million (NLG120 million) of the indebtedness outstanding under the $100.0 million note and all of the indebtedness outstanding under the $20.0 million note with proceeds form the initial public offering (see Note 16).

Acquisitions of Interest in PHL and TARA

   In November 1998, we purchased from RCL, an entity owned by a discretionary trust for the benefit of the members of the family of John Riordan, a member of the Board of Management, (1) a 5% interest in Tara and (2) a 5% interest in our Irish operating system. The price for these interests was 384,531 shares of UIH Class A Common Stock that we acquired as part of the UPC Acquisition.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)

PIK Notes

   In conjunction with the formation of UPC in July 1995, UPC issued to Philips $133.6 million of convertible subordinated pay-in-kind notes due January 1, 2005. The PIK Notes had an interest rate of 10.0% and were convertible ordinary shares of UPC at $5.55 per share prior to the repayment date. In conjunction with the UPC Acquisition on December 11, 1997, 170,371 of the outstanding PIK Notes balance was paid by UPC, and UIH acquired the remaining outstanding balance of 169,899. UIH then converted such PIK Notes into 15,180,261 ordinary shares of UPC at a conversion rate of 11.19 per share (see Note 1).


16.   Subsequent Events

Initial Public Offering

   During February 1999, the Company successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately NLG2,850.3 million and NLG2,705.8 million, respectively. Concurrent with the offering, DIC exercised one of its two option agreements acquiring approximately 1.6 million shares for NLG89.6 million. Proceeds from the sale of the shares to DIC were used to replay $45.0 million of the DIC Loan and related interest. Also concurrent with the offering, proceeds were used to reduce the Senior Revolving Credit Facility (NLG635.8 million, including accrued interest of NLG15.8 million), repay in its entirety the Bridge Bank Facility (NLG110.0 million, net of the interest reserve account), acquire NUON's 49% interest in UTH (NLG518.1 million), and the purchase from NUON of a NLG33.0 million subordinated loan from UTH, including accrued interest (NLG33.3 million). Subsequent to the offering, we also repaid $80.0 million (NLG156.0 million) of the note payable to UIH.

Refinancing UTH

   Subsequent to December 31, 1998, UTH replaced their existing NLG690.0 million facility with a senior facility and additional shareholder loans. The senior facility consists of a Euro 340 million (NLG750 million) revolving facility to N.V. Telekabel that will convert to a term facility on December 31, 2001. Euro 5 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. This facility was used to repay a portion of the UTH facility and for capital expenditures. The new facility will bear interest at the Euro Interbank Offered Rate plus a margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's net operating income. The new facility is secured, among other things, by a pledge over shares held by the borrower and will restrict N.V. Telekabel's ability to incur additional debt.

Relationship with Microsoft

   On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, we have agreed to grant Microsoft warrants to purchase up to 3,800,000 shares or ADSs at Microsoft's option, at an exercise price of $28.00. Half of these warrants will be issued at the earlier of April 25, 1999 and the signing of the first definitive agreement. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. UPC expects to record as contract acquisition rights approximately NLG64.4 million associated with the first half of the warrants. Such costs are expected to

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND
                     DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)


be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend on the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met in accordance with EITF Issue No. 96-18.

DIC Loan

   In connection with the loan from DIC, we granted the Discount Group, our partner in the Israeli system, an option to $90.0 million, plus accrued interest, ordinary shares at a price equal to 90% of the initial public offering price. Subsequent to December 31, 1998, we negotiated an amendment to this option, resulting in an option to acquire $45.0 million, plus accrued interest, of ordinary shares at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire $45.0 million, plus accrued interest, of ordinary shares at a price equal to the 30 day average closing price of our shares on the Amsterdam Stock Exchange, or the initial public offering price, whichever is higher. At the IPO, DIC exercised the first option and thus acquired 1,558,654 ordinary shares of UPC. The other option is exercisable until September 30, 2000.

Acquisition of Bratislavia Cable TV System

   In March 1999, UPC reached final agreement with Siemens Austria ("Siemens") to purchase Siemens' 95.63% interest in SKT s.r.o., the company that owns and operates the cable TV system in Bratislava, Slovak Republic. The completion of the purchase is subject to obtaining the approval of regulatory authorities. The purchase price for the 95.63% interest is approximately NLG77.5 million ($41 million).

Purchase of IPS from UIH

   In February 1999, UIH sold to us, in exchange for 4,955,264 of our ordinary shares, UIH's approximately 33.5% interest in IPS, a group of programming entities focusing on the Spanish-and Portuguese-speaking markets. IPS had revenues of approximately NLG34.0 million for the year ended December 31, 1998.

Exercise of Time Warner Option

   Subsequent to December 31, 1998, the Time Warner Note was cancelled as Time Warner exercised its option to acquire our 50% interest in HBO Hungary and 100% interest in TV Max.

Agreement for the Purchase of Time Warner Cable France

   In March 1999, UPC and Time Warner Entertainment reached a definitive agreement for the purchase by UPC of 100% of Time Warner Cable France, a company which controls and operates three cable TV systems in the suburbs of Paris and Lyon and the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III
                                    --------

Item 10.  Management
--------------------

Supervisory Board

   Our general affairs and business and the board that manages us are supervised by a Supervisory Board appointed by the general meeting of shareholders upon proposal of UIH as the holder of our priority shares. Mr. Gene Schneider, UIH's Chairman and Chief Executive Officer and the former Chairman of the Supervisory Board, resigned from the Supervisory Board in February 1999. Pursuant to the rules and procedures of the Supervisory Board, he became a non-voting advisor to the Supervisory Board and has the right to attend and participate in the meetings of the Supervisory Board.

   Other than the Supervisory Directors that Philips or the Discount Group may appoint directly, although it has not yet done so, the Supervisory Directors are appointed at the general meeting of shareholders from a list proposed by UIH as the holder of our priority shares. The proposal may be set aside by two-thirds of the votes cast at the general meeting of shareholders representing more than
one-half of the issued nominal capital.   In addition, the Discount Group, our
partner in our Israeli system, has the right to nominate a Supervisory Director.

   The Supervisory Directors and Advisor are:

             Name                   Age                     Position
------------------------------  -----------  ---------------------------------------
   Michael T. Fries...........           36  Chairman of the Supervisory Board
   John P. Cole, Jr...........           68  Supervisory Director
   Richard De Lange...........           53  Supervisory Director
   Antony P. Ressler..........           38  Supervisory Director
   Ellen P. Spangler..........           50  Supervisory Director
   Tina Wildes................           38  Supervisory Director
   Gene W. Schneider..........           72  Advisor

   Michael T. Fries has been a member of the Supervisory Board since September 1998 and the Chairman since February 1999. He is also President of UIH and President and Chief Executive Officer of UIH Latin America, Inc., a wholly-owned subsidiary of UIH, positions he has held since September 1998. Mr. Fries also serves as President and Chief Executive Officer of UIH Asia/Pacific Communications, Inc., a majority-owned subsidiary of UIH, positions he has held since June 1995 and December 1996, respectively. Prior to becoming President of UIH Asia/Pacific Communications, Inc., Mr. Fries served as UIH's Senior Vice President, Development, in which capacity he was responsible for managing UIH's acquisitions and new business development activities since March 1990, including UIH's expansion into the Asia/Pacific, Latin American and European markets.

   John P. Cole Jr. became a member of the Supervisory Board in February 1999 and has been a director of UIH since March 1998. Mr. Cole has practiced law in Washington, D.C. since 1956 and has been counsel over the years in many landmark proceedings before the U.S. Federal Communications Commission, reflecting the development of the cable television industry. In 1966, he founded the law firm of Cole, Raywid & Braverman, a 30-lawyer firm specializing in all aspects of communications and media law. Mr. Cole is also a director of Century Communications Corporation.

   Richard De Lange has been a member of the Supervisory Board since April 1996. Since October 1998, Mr. De Lange has been Chairman of the Dutch Philips organization (Philips Nederland B.V. and Nederlandse Philips Bedrijven B.V.). He also continues to serve as President and Chief Executive Officer of Philips Media B.V., which position he assumed in February 1996. From April 1995 until October 1998, Mr. De Lange was Chairman and Managing Director of Philips Electronics UK Ltd. Previously, Mr. De Lange served since 1970 in various capacities with subsidiaries of Philips, including President of Philips Lighting Europe from December 1990 until April 1995.

   Antony P. Ressler became a member of the Supervisory Board in February 1999 and has been a director of UIH since October 1993. Mr. Ressler is one of the founding principals of Apollo Advisors, L.P. and Ares Management, L.P., which through several funds represent institutional investors with respect to corporate acquisitions and securities investments. Mr. Ressler is also a director of Allied Waste Industries, Inc., Vail Resorts, Inc. and Koo Koo Roo Enterprises, Inc.

   Ellen P. Spangler became a member of the Supervisory Board in February 1999. Ms. Spangler is the Senior Vice President of Business and Legal Affairs and Secretary of UIH, positions she has held since December 1996. Prior to assuming her current positions, she served as a Vice President of UIH where her responsibilities included business and legal affairs, programming and assisting on development projects. Prior to joining UIH in January 1991, she served as Director of Business Affairs, Programming at Tele-Communications, Inc. from 1987 to 1991 and as Acquisitions Counsel at Tele-Communications, Inc. from 1984 to 1987.

   Tina Wildes became a member of the Supervisory Board in February 1999. Ms. Wildes is the Senior Vice President of Operations and Development Oversight of UIH, a position she has held since May 1998. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for UIH. From 1994 to 1997, she was Regional Vice President of UIH Latin America, Inc. From 1988 to 1994, Ms. Wildes served as either a director or vice president for development, programming and operations for several of UIH's European operating companies, including operations in Sweden, Norway, Malta, Israel, Spain and Portugal.

   Gene W. Schneider served as a member of the Supervisory Board from July 1995 until February 1999, when he became an advisor to the Supervisory Board. Mr. Schneider is also the Chairman of the Board of Directors of UIH, a position he has held since its inception in May 1989. In addition to serving as UIH's Chairman, Mr. Schneider has served as UIH's Chief Executive Officer since October 1995. From October 1995 until September 1998, Mr. Schneider also served as UIH's President.

   The Supervisory Board has an Audit Committee and a Compensation Committee. Both committees are comprised of Mr. Fries, Ms. Spangler and Ms. Wildes.


                             Family Relationships
                              ---------------------

   Tina Wildes, a member of the Supervisory Board, and Mark L. Schneider, the Chairman of our Board of Management and our Chief Executive Officer, are sister and brother. Gene W. Schneider is their father. No other family relationships exist between any other members of our Supervisory Board or Board of Management.


                  Board of Management and Other Key Employees

   The members of the Board of Management and our other key employees are:

             Name                  Age                          Position
------------------------------  ----------  ------------------------------------------------
Board of Management

Mark L. Schneider............           43  Chairman of Board of Management and Chief
                                            Executive Officer

John F. Riordan..............           55  Vice Chairman of Board of Management and
                                            President, Advanced Communications; Chief
                                            Executive Officer, chello broadband

J. Timothy Bryan.............           38  Board of Management Member, President and
                                            Chief Financial Officer

Anton H.E. v. Voskuijlen.....           41  Board of Management Member, Senior Vice
                                            President, Legal and General Counsel

Nimrod J. Kovacs.............           49  Board of Management Member and Managing
                                            Director, Eastern Europe
Other Key Employees

Scott Bachman................           43  Managing Director, Technology and Purchasing

Charlie Bracken..............           32  Managing Director of Strategy, Acquisitions and
                                            Corporate Development


Steven D. Butler............... 39  Managing Director, UPC Capital and Treasurer

Simon Oakes.................... 42  Managing Director, Programming

Ray D. Samuelson............... 45  Managing Director, Finance and Accounting

Joseph Webster................. 36  Managing Director, Telephony Services and
                                    Chief Executive Officer, Priority Telecom

   Mark L. Schneider has been our Chief Executive Officer and Chairman of our Board of Management since April 1997. Since December 1996, he has served as Executive Vice President of UIH and President and Chief Executive Officer of UIH Europe/Middle East Communications, Inc. and from May 1996 to December 1996, Mr. Schneider was Chief of Strategic Planning and Operational Oversight of UIH. He served as President of UIH from July 1992 until March 1995 and was Senior Vice President of UIH from May 1989 until July 1992. Mr. Schneider also worked as a consultant for UIH from March 1995 to May 1996. Mr. Schneider has been a member of the board of directors of UIH since 1993.

   John F. Riordan was appointed our Executive Vice President in March 1998, and a member of our Board of Management in September 1998. In September 1998, Mr. Riordan was appointed Vice Chairman and President of our Advanced Communications division, overseeing implementation of our Internet/data services and digital distribution platform. In March 1999, Mr Riordan was also appointed as CEO of chello broadband. From April 1997 until March 1998, he was a member of our Supervisory Board. Mr. Riordan also has served as a director of UIH since March 1998. Mr. Riordan was Chairman and Chief Executive Officer from 1992 to November 1998 of Princes Holdings Limited, the Irish multi-channel television operating company of which we owned 20% until its sale in November 1998. From 1987 to 1990, Mr. Riordan was chairman of the Riordan Group.

   J. Timothy Bryan has been our President and Chief Financial Officer and a member of our Board of Management since September 1998. Prior to that, he served as a member of our Supervisory Board since December 1996. He was also Chief Financial Officer, Treasurer and Assistant Secretary of UIH from December 1996 until September 1998. From 1993 until joining UIH, Mr. Bryan served as Treasurer of Jones Financial Group, Inc., an affiliate of Jones International Limited, where he was primarily responsible for corporate finance activities. Mr. Bryan also served as Treasurer of Jones Intercable, Inc. from 1990 until 1993.

   Anton H.E. v. Voskuijlen has served as our Senior Vice President and Managing Director, Legal and General Counsel since April 1997, where he is responsible for all of our legal affairs, and a member of our Board of Management since September 1998. From July 1996 until April 1997, Mr. van Voskuijlen served as our Vice President and General Counsel. From March 1994 until joining us, he served as Vice President, Business Affairs and Legal Counsel of Philips Media in New York, New York and prior to that time, Mr. van Voskuijlen spent 15 years as an attorney with the Philips Group in its mergers & acquisitions and corporate legal departments in Eindhoven, The Netherlands.

   Nimrod J. Kovacs was appointed our Managing Director of Eastern Europe in March 1998 and a member of our Board of Management in September 1998. He has served in various positions with UIH, including President of UIH Programming, Inc., since December 1996, President, Eastern Europe Electronic Distribution & Global Programming Group from January to December 1996 and Senior Vice President, Central/Eastern Europe from March 1991 until December 1995.

   Scott Bachman has served as our Managing Director of Technology and Purchasing since February 1998. From March 1996 until February 1998, Mr. Bachman was our Vice President of Engineering and the Chief Technology Officer. From April 1991 to March 1996, Mr. Bachman was Vice President of Operations & Technology Projects for Cable Television Laboratories, Inc.

   Charles H. R. Bracken was appointed Managing Director of Strategy, Acquisitions and Corporate Development in March 1999, responsible for the group's activities in these areas. From 1994 to 1999 Mr. Bracken held a number of appointments at Goldman Sachs International in London, most recently as Executive Director, Communications, Media and Technology. While at Goldman Sachs, Mr. Bracken was responsible for providing merger and corporate finance advice to a number of communications companies including UPC.

   Steven D. Butler was appointed Managing Director of UPC Capital and our Treasurer in February 1998, responsible for all corporate and project debt/equity financing activities, as well as banking and investor relations. From July 1995 until

February 1998, Mr. Butler served as our Vice President and Treasurer. Prior to that, Mr. Butler served as Director of Finance at UIH since May 1991.

   Simon Oakes was appointed our Managing Director of Programming in March 1998, responsible for our programming operations and development activities. From 1994 until joining us, Mr. Oakes independently developed and produced feature films including Single Girls' Diary (Granada Films), The Main of Buttermere (Tribeca and United Artists) and Cave (Working Title and Polygram). From 1989 until 1994, Mr. Oakes served as Co-chairman of Crossbow Films, a film production company.

   Ray D. Samuelson was appointed our Managing Director of Finance and Accounting in February 1998, responsible for all of our accounting, reporting, budgeting, management information systems and administrative activities. From our formation in July 1995 until February 1998, Mr. Samuelson served as Vice President of Finance & Accounting. From 1992 to 1995, he was Vice President of Finance and Administration of the Cable Operations Division at UIH. Prior to Mr. Samuelson's appointment with UIH, he was seconded as a US WEST employee from 1990 to 1992 as the Chief Financial Officer of UIH's and US WEST's Norwegian, Swedish and Hungarian cable television partnership. From 1978 to 1990, he was a certified public accountant with Arthur Andersen & Co.

   Joseph Webster has served as our Managing Director of Telephony Services since February 1998 and is also the Chief Executive Officer of Priority Telecom. From February 1997 until his appointment with us, Mr. Webster served as Regional Vice President & General Manager at Time Warner Communications in Raleigh, North Carolina. From February 1994 to January 1997, Mr. Webster served as Vice President & General Manager at Time Warner Communications, where he was responsible for a start-up provider of competitive telecommunications services. From May 1993 to February 1994, Mr. Webster served as Vice President of Teleport Communications Group in Detroit, Michigan.

Item 11.  Executive Compensation
--------------------------------

   The following table sets forth the 1998 compensation for our current and former chief executive officers, the four other highest compensated executive officers at fiscal year end 1998 and two other executive officers that were not executive officers at fiscal year end 1998.

Summary Compensation Table

                                                           Annual Compensation(1)
                                                    ------------------------------------
                                                                          Other Annual        All Other
                                                                          ------------        ---------
Name and Principal Position                         Salary       Bonus   Compensation(2)    Compensation(3)
---------------------------                         ------       -----   ---------------    ---------------
                                                                         (Dutch guilders)
Mark L. Schneider(4)..........................      738,010         --               --               9,557
 Chief Executive Officer
J. Timothy Bryan(5)...........................      597,300     210,262            1,657              9,557
 President and Chief Financial Officer
Gene Musselman(6).............................      499,663     149,325            7,403            142,442
 Chief Operating Officer, Telekabel Wien
Margaret M. Houlihan(7).......................      449,637         --            46,310            176,205
 Former Managing Director, Video Services
Nimrod Kovacs(8)..............................      547,525         --             1,657              9,557
 Managing Director, Eastern Europe
Michael Simmons(9)............................      448,509         --               --              76,208
 Former Managing Director, Portugal

----------------
(1) Compensation amounts (except for automobile allowance payments and school fees, if applicable, which were paid in Dutch guilders) for the persons identified above were converted from U.S. dollars to Dutch guilders using the 1998 average exchange rate.
(2) Consisted of automobile lease, operating and maintenance payments, and health and life insurance payments for some of the executive officers listed above.
(3) Our executive officers who are United States citizens were employed by UIH and seconded to us during 1998. UIH compensates all United States citizens working for us outside the United States for certain expenses and adjustments related to non-U.S. assignments and we reimburse UIH for such expenses. These expenses and adjustments include home leave payments for trips back to the employee's home country, housing allowance and school tuition fees for the employee's children. See ''-- Agreements with Executive Officers''. Certain compensation identified in this column also consisted of matching employer contributions under UIH's employee 401(k) plan or our pension plan, as applicable.
(4) Mr. Schneider was appointed as our Chief Executive Officer in April 1997 but continued to serve as a consultant for UIH until September 1998. The salary amount shown consisted of the total salary paid to Mr. Schneider for his duties to us and UIH. Other compensation consisted of matching employer contributions under UIH's employee 401(k) plan.
(5) Mr. Bryan was appointed as our President and Chief Financial Officer in September 1998, prior to which time he was the Chief Financial Officer of UIH. The salary amount shown consisted of the total salary paid to Mr. Bryan for his duties to us and UIH. Mr. Bryan received a performance-based bonus for 1998. Other annual compensation consisted of health and life insurance payments and other compensation consisted of matching employer contributions under UIH's employee 401(k) plan.
(6) Mr. Musselman received a performance-based bonus for 1998. Other annual compensation consisted of health and life insurance payments. Other compensation consisted of NLG132,885 related to Mr. Musselman's non-U.S. assignment and NLG9,557 of matching employer contributions under UIH's employee 401(k) plan.
(7) Ms. Houlihan is no longer our employee. Other annual compensation consisted of NLG38,657 for Ms. Houlihan's automobile allowance and NLG7,659 for health and life insurance payments and other compensation consisted of NLG166,648 related to Ms. Houlihan's non-U.S. assignment and NLG9,557 of matching employer contributions under UIH's employee 401(k) plan.
(8) Mr. Kovacs was appointed as our Managing Director of Eastern Europe in President and Chief Financial Officer in March 1998. The salary amount shown consisted of the total salary paid to Mr. Kovacs for his duties to us and UIH. Other annual compensation consisted of health and life insurance payments and other compensation consisted of matching employer contributions under UIH's employee 401(k) plan.
(9) We sold our interest in our Portuguese system in February 1998. Mr. Simmons no longer is our employee. Other annual compensation consisted of health and life insurance payments and other compensation consisted of NLG66,651 related to Mr. Simmons' non-U.S. assignment and NLG9,557 of matching employer contributions under UIH's employee 401(k) plan.

   The following table sets forth information concerning options that were granted by us to the executive officers listed in the Summary Compensation Table above during the fiscal year ended December 31, 1998.

                       Option Grants in Last Fiscal Year


                          Individual Grants                                                         Potential Realizable
                                                                                                     Value at Assumed
                                                                                                    Annual Rates of Stock
                                                                                                    Price Appreciation for
                                                                                                       Option Term (1)
----------------------------------------------------------------------------------------------------------------------------
                       Number of
                       Securities       Percentage of Total
                       Underlying       Options Granted to
                    Options Granted     Employees in Fiscal     Exercise Price
                          (#)                  Year               (NLG/Share)      Expiration Date   5% (NLG)     10%(NLG)
----------------------------------------------------------------------------------------------------------------------------
Mark L. Schneider       975,000               41.6%                NLG12.00            12/6/03      75,747,750   91,221,000
----------------------------------------------------------------------------------------------------------------------------

(1) The potential realizable value is based on assumed annual rates of stock price appreciation from our initial public offering, NLG63.91, to the end of the option term.

   The following table sets forth information with respect to the executive officers listed in the Summary Compensation Table above holding unexercised options as of December 31, 1998. The value of unexercised in-the-money options represents the difference between the price of the ordinary shares in our initial public offering, NLG63.91, and the exercise price of the options, which is NLG12.00 for Mr. Schneider's options and NLG10.43 for Ms Houlihan's options. See ''-- Stock Option Plans'' and ''Security Ownership of Certain Beneficial Owners and Management''.

                    Aggregated Fiscal Year-end Option Values

                                Number of Securities
                                     Underlying
                                 Unexercised Options                Value of Unexercised
                                 at Fiscal Year-End                 In-the-Money Options
                           -------------------------------  -------------------------------------
          Name              Exercisable    Unexercisable       Exercisable        Unexercisable
-------------------------  -------------  ----------------  ------------------  -----------------
Mark L. Schneider                406,250           568,750       NLG21,088,438      NLG29,523,812
Margaret M. Houlihan             225,000                 0          12,033,000                  0


Agreements with Executive Officers
-----------------------------------

   We do not have employment agreements with any of the executive officers listed in the above table. Mr. Simmons had an employment agreements with UIH that has been terminated. Mr. Schneider has a consulting agreement with UIH and upon his appointment as president, Mr. Bryan entered into an employment agreement with UIH. Mr. Musselman also has an employment agreement with UIH. We and UIH are parties to a Secondment Agreement, pursuant to which Mr. Schneider and Mr. Bryan, together with all of our other U.S. citizen employees, are seconded to us. See ''Relationship with UIH and Related Transactions''. Pursuant to the Secondment Agreement, we reimburse UIH for all expenses incurred by UIH in connection with the seconded employees.

   Mr. Schneider's consulting agreement with UIH is for a term of five years and expires May 31, 2000. Mr. Schneider receives a fee of NLG759,000 per year. If Mr. Schneider is terminated without cause or dies prior to the end of the term of the agreement, he or his personal representative shall receive all payments due under the agreement through its term.

   Mr. Bryan's employment agreement with UIH is for a term expiring on March 31, 2001. Mr. Bryan's employment agreement provides for an initial base salary of NLG607,200 which was increased to NLG667,920 on January 1, 1999, and is subject to periodic adjustments. In addition to his base salary, Mr. Bryan is also entitled to tax equalization payments and other amounts related to his non-U.S. assignment. If Mr. Bryan's employment is terminated, other than for cause as specified in the agreement, he is entitled to receive the balance of payments due under the remaining term of the agreement.

Stock Option Plans

   Equity Stock Option Plan. Under our stock option plan, the Supervisory Board may grant incentive stock options to our employees. There are 6,000,000 total shares available for the granting of options under our stock option plan. Options under our stock option plan must be granted at fair market value (as determined by the Supervisory Board) at the time of grant. The ordinary shares available under our stock option plan are held by Stichting Administratiekantoor UPC, a stock option foundation, which administers our stock option plan. Each option represents the right to acquire from the foundation a depositary receipt representing the economic value of one share. Upon termination of the lock-up period following consummation of the offering, any depositary receipts issued to employees who have exercised their options will be convertable into ordinary shares. UIH appoints the board members of the foundation and thus controls the voting of the foundation's ordinary shares. Proceeds from the exercise of these options remain in the foundation. Upon liquidation of the foundation, any remaining assets revert to UIH.

   All options are exercisable upon grant and for the next five years. In order to introduce the element of ''vesting'' of the options, our stock option plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 are deemed to ''vest'' 1/36th each month for a three-year period from the date of option grant. The date of option grant is generally the employee's employment commencement date. For options granted in 1998 and thereafter, the vesting period has been increased to four years and the options vest 1/48th each month. No options were granted in 1997. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options previously exercised must be resold to the foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion.

   Our stock option plan contains limited anti-dilution protection in the case of stock splits, stock dividends and the like. Our stock option plan also provides that, in the case of change of control, the acquiring company has the right to require us to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

   In 1996, we loaned the following officers the amounts indicated to enable such officers either to exercise stock options to acquire our shares, to pay the tax on such exercise or both: Scott Bachman (exercise and tax, NLG1,635,835); Steve Butler (exercise and tax, NLG1,226,877); Ray Samuelson (exercise and tax, NLG2,453,750); Michael Simmons (exercise and tax, NLG787,000); David D'Ottavio (exercise and tax, NLG6,543,340); and Anton H.E. van Voskuijlen (tax only, NLG106,245). In 1998, we loaned Mr. van Voskuijlen NLG40,500 (tax only) in relation to an additional grant. These recourse loans, except for Mr. van Voskuijlen's, bear interest at the Dutch statutory rate. For 1998, this rate was 6% per annum. All loans made in 1996 are due 18 months after the date of this offering. Mr. van Voskuijlen's loans are due upon exercise of his options and do not bear interest.

   Through December 31, 1998, options to acquire a total of 6,492,000 shares have been granted under the Plan. Of these, options representing 375,000 shares have been exercised and resold to the foundation and, therefore, are available for future option grants. Options representing 123,182 shares have been cancelled. The exercise prices for the options range from NLG10.49 to NLG13.57. In March 1998, we granted Mark Schneider options for 975,000 shares at an exercise price of NLG12.00, the price at which shares were sold in the UPC Acquisition in December 1997.

   Phantom Stock Option Plan. Under our phantom stock option plan, the Supervisory Board has granted certain employees the right to receive a cash amount equal to the difference between the fair market value of the shares and the stated grant price for a specified number of phantom options. Through December 31, 1998, options representing 2,162,500 phantom shares remained outstanding. The grant prices for the phantom options range from NLG12.00 to NLG13.57. The phantom options have a four-year vesting period and vest 1/48th each month. The phantom options may be exercised during the period specified in the option certificate, but in no event, later than ten years following the date of grant. 744,100 of the outstanding phantom options were fully vested on December 31, 1998. Our phantom stock option plan contains limited anti-dilution protection in the case of stock splits, stock dividends and the like. Our phantom stock option plan also provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

   Our phantom stock option plan also provides that upon the offering, an employee holding phantom options may convert these into options for shares under our stock option plan. If the employee elects not to do so, upon exercise of the phantom options we may elect to issue such number of shares equal to the value of the cash difference in lieu of paying the cash.

Limitation of Liability and Indemnification Matters

   Pursuant to Dutch law, each member of the Supervisory Board and Board of Management is responsible to us for the proper performance of his or her assigned duties. Our articles of association provide that the adoption by the general meeting of shareholders of the annual accounts shall discharge the Supervisory Board and Board of Management from liability in respect of the exercise of their duties during the financial year concerned unless an explicit reservation is made by the general meeting of shareholders. This discharge of liability also may be limited by mandatory provisions of Dutch law, such as in the case of bankruptcy, and this discharge only extends to actions or omissions not disclosed in or apparent from the adopted annual accounts. In case of such actions or omissions, the members of the Supervisory Board or Board of Management will be jointly and severally liable toward third parties for any loss sustained by such third parties as a result of such actions or omissions, unless the Supervisory Board or Board of Management member proves that he or she is not responsible for the actions or omissions. Generally, under Dutch law, directors will not be held personally liable for decisions made with reasonable business judgment.

   Our articles of association also provide that we must indemnify any person who:

 . is or was a member of the Supervisory Board or the Board of Management, . suffers any loss as a result of their position as a member of such boards,
   and
 .  acted in good faith in carrying out their duties.

This indemnification does not apply if the person seeking indemnification is found to have acted with gross negligence or wilful misconduct in the performance of their duty to us unless the court in which the action is brought determines that indemnification is appropriate. A majority of the members of the Supervisory Board must approve any indemnification unless the entire Supervisory Board is named in the lawsuit, in which case the indemnification may be approved by independent legal counsel in a written opinion or by the general meeting of shareholders. The Supervisory Board may extend the indemnification provisions of our articles of association to any of our officers, employees or agents.

Compensation of Supervisory Board Members

   All of the members of the Supervisory Board, other than Mr. De Lange and the additional independent director to be nominated by the Discount Group, are directors or employees of UIH. None of these members receive additional compensation for serving on the Supervisory Board.

Compensation of Management Board Members

   The aggregate 1999 salary compensation for the entire Board of Management is approximately NLG3,111,000. In addition, we provide our executive officers with automobile allowances and other benefits. Expatriates also receive housing allowances, foreign tax equalization payments and other compensation relating to their foreign assignments.

Compensation Committee Interlocks and Insider Participation

   We and UIH have concluded a secondment arrangement, pursuant to which certain U.S. citizens employed by UIH are seconded to us. See ''Relationship with UIH and Related Transactions''. To date, compensation for all members of our management who are employees of UIH has been set by the compensation committee of UIH and compensation for all of our other employees has been determined by the Supervisory Board. Our Supervisory Board intends to establish a compensation committee following the completion of this offering composed of members of the Supervisory Board. The members of our management that are employees of UIH, however, will continue to have their compensation set by the UIH's compensation committee. None of the members of the UIH compensation committee or our Supervisory Board has served as a director or member of a compensation committee of another company that had any executive officer that was also one of our Supervisory Directors or a member of the compensation committee of UIH.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

   The following table sets forth certain information concerning the ownership of all classes of securities as of February 1, 1999, by (1) each shareholder who is known by us to own beneficially more than 5% of the outstanding ordinary shares at such date; (2) each of our Supervisory Directors and our advisor to the Supervisory Board; (3) each of our executive officers; and (4) all of our Supervisory Directors, advisors and executive officers as a group. Because Messrs. G. Schneider, Cole, Ressler, M. Schneider and Riordan are directors of UIH, they may be deemed to own beneficially our shares held by UIH. They disclaim any beneficial ownership of these shares and this table does not include those shares.

                                                                        Ordinary Shares
                                                                   ---------------------------

                        Beneficial Owner                             Number       Percentage
-----------------------------------------------------------------  -----------  --------------
United International Holdings, Inc.(1)  .........................   80,734,292          62.5%
Microsoft Corporation(2)  .......................................   10,157,750           7.9%
Gene W. Schneider  ..............................................           --             --
Michael T. Fries  ...............................................           --             --
John P. Cole, Jr.  ..............................................           --             --
Richard De Lange  ...............................................           --             --
Antony P. Ressler  ..............................................           --             --
Ellen P. Spangler  ..............................................           --             --
Tina Wildes  ....................................................           --             --
Mark L. Schneider(3)  ...........................................      975,000              *
J. Timothy Bryan  ...............................................           --             --
John F. Riordan(4)  .............................................      525,000              *
Nimrod J. Kovacs  ...............................................           --             --
Anton H.E. v. Voskuijlen(5)  ....................................      300,000              *
All directors, director nominees and executive officers as a
 group (11 persons)  ............................................    1,800,000            1.4

---------------------------
     * Less than 1%.

(1) Includes 3,646,823 ordinary shares held by the stock option foundation, the board members of which are appointed by UIH. The address of United International Holdings, Inc. is 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237, U.S.A.
(2) The address of Microsoft Corporation is One Microsoft Way, Redmond, Washington 98052.
(3) Mr. M. Schneider holds currently exercisable options for 975,000 ordinary shares of which options for 528,125 ordinary shares are subject to our repurchase right, which expires April 1, 2001.
(4) Mr. Riordan holds currently exercisable options for 525,000 ordinary shares of which options for 284,375 ordinary shares are subject to our repurchase right, which expires April 1, 2001.
(5) Represents currently exercisable options for 300,000 ordinary shares of which options for 54,687 ordinary shares are subject to our repurchase right, which expires January 1, 2002.

Item 13.  Certain Transactions and Relationships
-------------------------------------------------

Relationship with Philips

   We began operations as a joint venture between UIH and Philips in July 1995. Both shareholders contributed various assets to us.

   In December 1997, we and UIH acquired all of Philips' interest in us. As part of this transaction, we purchased from Philips:

 .  3.17 million shares of UIH Class A Common Stock for NLG66.8 million, the then-current market value of such shares, . a portion of the pay-in-kind convertible notes at their fully accreted value for NLG170.4 million, and
 .  16.252 million ordinary shares for NLG292.6 million.

We also converted the remaining pay-in-kind convertible notes purchased by UIH into 15.18 million ordinary shares.

   One of the Supervisory Board members, Mr. De Lange, continues to be a member of the Supervisory Board pursuant to amendments to our articles of association in connection with the acquisition of UPC. Under our articles of association, Philips may appoint and remove one of our Supervisory Directors, so long as Philips has any liability in respect of the agreements relating to the Telekabel Wien system, which is expected to terminate by 2006. We have agreed to indemnify Philips against such liability. We and UIH have agreed to use our reasonable best efforts to obtain the release of Philips by the City of Vienna from such liability. Philips' representative on the Supervisory Board must approve (1) the disposition of assets aggregating more than 30% of the consolidated assets or generating more than 30% of the consolidated revenues of the Telekabel Group, or
(2) our merger or consolidation into any other entity that is not wholly owned by UIH.

Loans to Executive Officers

   In 1996, we loaned Mr. van Voskuijlen NLG106,245 and in 1998, we loaned him NLG40,500 to enable him to pay the tax on the stock options received in those years. These recourse loans bear no interest. The loans are due upon exercise of his options. We made similar loans to other employees for the purpose of exercising and/or paying tax on options.

The Discount Group's Option

   In connection with the DIC Loan, we granted an option to the Discount Group, our partner in our Israeli system, to acquire ordinary shares at a price per share equal to the price in this offering, discounted by a factor of 10%. The Discount Group exercised its option and we issued 1,558,654 ordinary shares to it at the same time as the closing of our initial public offering. The aggregate purchase price for the shares was equal to the sum of $45 million, plus interest thereon at the rate of 8% per annum from November 9, 1998 through the closing of the exercise of the option. The Discount Group currently owns about 1.3% of our outstanding ordinary shares.

   In connection with the exercise of the option, we have agreed to enter into a registration rights agreement with the Discount Group and a shareholders' agreement with the Discount Group and UIH.

   Under the shareholders' agreement, UIH has agreed to vote in favor of one supervisory board member nominated by the Discount Group for as long as the Discount Group and its affiliates retain at least the number of ordinary shares originally acquired upon the exercise of the option. In addition, the Discount Group will receive the right to participate on equal terms in connection with sales of ordinary shares by UIH, including the right to sell the Discount Group's entire interest in us in connection with a sale by UIH of a controlling interest in us. The Discount Group will also receive the right to negotiate with UIH prior to certain sales of ordinary shares by UIH. UIH will receive a right of first refusal with respect to a sale of ordinary shares by the Discount Group and the right to require that the Discount Group agree to a merger or sale of all of our shares proposed by UIH. In addition, there are certain limited restrictions on the entities or persons to whom the Discount Group may transfer its ordinary shares.

   Upon the exercise of the option, the Discount Group received an additional option to acquire ordinary shares from us at a price per share equal to the greater of (1) the price in our initial public offering or (2) the average sale price of our ordinary shares on the Amsterdam Stock Exchange for the 30-day period immediately preceding the exercise date. The aggregate purchase price for the ordinary shares purchased pursuant to the additional option would be equal to the sum of $45 million, plus interest thereon at the rate of 8% per annum from November 9, 1998 through the closing of the additional option. The transfer rights and restrictions set forth in the registration rights agreement and the shareholders' agreement discussed above will be applicable with respect to the ordinary shares acquired by the Discount Group upon the exercise of the additional option. The additional option will terminate if it is not exercised on or before September 30, 2000.

Relationship With UIH and Related Transactions

   UIH is a leading provider of video, voice and data services outside the United States. Together with its strategic and financial partners, UIH has ownership interests in multi-channel television systems in operation or under construction in over 20 countries. UIH's operations are organized in three geographic regions: (1) Europe, consisting of UIH's interest in us; (2) Asia/Pacific, including investments in operating systems and development projects in Australia, New Zealand, the Philippines, Tahiti and China; and (3) Latin America, including multi-channel television systems in Brazil, Chile, Mexico and Peru.

   Control by UIH. Immediately prior to our initial public offering, UIH held effectively all of the voting control over us and held all of our issued and outstanding ordinary shares, other than approximately 7.7% of such shares that have been registered in the name of the stock option foundation to support our stock option plan. The shares registered in the name of the foundation currently represent 4.8% of our issued and outstanding ordinary shares. UIH appoints the board members of the foundation and thus controls the voting of these shares as well. See ''Management -- Stock Option Plan''. UIH currently owns approximately 62% of our outstanding ordinary shares and all of our outstanding priority shares. Because we are a strategic holding of UIH, UIH will continue to control us for the foreseeable future. Five members of our six-member Supervisory Board are directors, officers or employees of UIH.

   Transactions with UIH. As part of the acquisition of UPC, we acquired approximately 3.17 million shares of UIH's Class A Common Stock. We subsequently sold 384,531 of these shares for certain interests in the Irish system and Tara. We currently hold approximately 2.8 million shares, which currently represents approximately 7% of UIH's outstanding common stock. We have given UIH the right to acquire these shares of UIH Class A Common Stock at their market value, based on a ten-trading day average.

   UIH has sold to us, in exchange for 6,330,340 of our ordinary shares, UIH's 37.5% voting and 44.75% economic interest in Monor and its interest in the Tara programming joint venture. UIH has also sold to us its interest in the IPS programming joint venture in exchange for 4,955,264 ordinary shares.

   Agreements with UIH. Subject to certain limitations, beginning one year after the date of our initial public offering, UIH may require us to file a registration statement under the Securities Act of 1933 with respect to all or a portion of UIH's ordinary shares or ADSs, and we are required to use our best efforts to effect such registration, subject to certain conditions and limitations. We are not obligated to effect more than three of these demand registrations using forms other than Form S-3 or F-3, as the case may be. UIH may demand registration of such securities an unlimited number of times on Form S-3 or F-3, as the case may be, except that we are not required to register UIH's ordinary shares on Form S-3 more than once in any six-month period. UIH also has the right to have its ordinary shares included in any registration statement we propose to file under the Act except that, among other conditions, the underwriters of any such offering may limit the number of shares included in such registration. We have also granted UIH rights comparable to those described above with respect to the listing or qualification of the ordinary shares held by UIH on the Amsterdam Stock Exchange or on any other exchange and in any other jurisdiction where we previously have taken action to permit the public sale of our securities.

   UIH incurs certain overhead and other expenses at the corporate level on behalf of us and its other operating companies. These include expenses not readily allocable among the operating companies, such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. UIH also incurs direct costs for its operating companies such as travel and salaries for UIH employees performing services on behalf of its respective operating companies. We and UIH are parties to a management service agreement, with an initial term through 2009, pursuant to which UIH will continue to perform these services for us. Under the management service agreement, we will pay UIH a fixed amount each month as its portion of such unallocated expenses. This fixed amount is initially $300,000 per month. After the first year of the management services agreement, the fixed amount may be adjusted from time to time by UIH to allocate these corporate level expenses among UIH's operating companies, including us, taking into account the relative size of the operating companies and their estimated use of UIH resources. In addition, we will continue to reimburse UIH for costs incurred by UIH that are directly attributable to us.

   We and UIH are also parties to a secondment agreement that specifies the basis upon which UIH may second certain of its employees to us. UIH's secondment of employees to us helps us attract and retain U.S. citizens and other employees who want U.S. benefit plans, without creating a separate U.S. employment subsidiary. We generally are responsible for all costs incurred by UIH with respect to any seconded employee's employment and severance. UIH may terminate a seconded employee's employment if the employee's conduct constitutes willful misconduct that is materially injurious to UIH. During the year ended December 31, 1997, we incurred approximately NLG11.9 million for costs associated with the seconded employees, reimbursable to UIH.

   [REVISE TO REFLECT FINAL TERMS] We have agreed with UIH that so long as UIH holds 50% or more of our outstanding ordinary shares, (1) UIH will not pursue any video services, telephone or Internet access business in Europe or the Middle East or any programming or Internet content business specifically directed to the European or the Middle Eastern markets, unless it has first presented such business opportunity to us and we have elected not to pursue such business opportunity, and (2) we will not pursue any video services, telephone or Internet access business in markets outside of Europe and the Middle East in which UIH then operates unless we have first presented such business opportunity to UIH and UIH has elected not to pursue such business opportunity.

   We have agreed to sell to UIH, upon request, all or any portion of the UIH Class A Common Stock held by us at a price based upon the trading price of such stock during a specified period prior to sale. UIH and we have also agreed that we will provide audited financial statements to UIH in such form and with respect to such periods as shall be necessary or appropriate to permit UIH to comply with its reporting obligations as a publicly traded company and that we will not change our accounting principles without UIH's prior consent. We have consented to the public disclosure by UIH of all matters deemed necessary or appropriate by UIH in its sole discretion to satisfy the disclosure obligations of UIH or any affiliate thereof under the United States federal securities laws or to avoid potential liability thereunder. We have also agreed to indemnify UIH against all liabilities UIH may incur in connection with UIH's indemnification obligations under the underwriting agreement.

   UIH Indenture. We, as a subsidiary of UIH, are subject to the provisions of the indenture governing UIH's senior secured discount notes due 2008. This indenture contains covenants that, among other things, limit the ability of UIH and its subsidiaries, including us, to:

 .  incur indebtedness and issue certain preferred stock in amounts exceeding that permitted based upon financial ratio and other tests, . repurchase equity interests from third parties other than UIH, . make investments in non-controlled entities, . enter into agreements that would restrict the ability to make distributions, loans or other payments to equity holders, . create certain liens,
 .  sell assets or issue equity for other than cash or fail to invest the cash proceeds of such sales within 360 days of the sale periods, and . enter into transactions with affiliates of UIH.

   We will continue to be controlled by UIH and restricted by the terms of its debt securities. We have agreed with UIH that, for as long as we are subject to the provisions of UIH's indenture, as amended or supplemented, or any other indenture or agreement to which UIH is a party governing indebtedness of UIH that replaces or refinances any indebtedness governed by UIH's indenture, as amended or supplemented, we will not take any action that will result in a breach of UIH's indenture.

   UIH's senior secured discount notes were issued pursuant to the Indenture, dated as of February 5, 1998, by and between UIH and Firstar Bank of Minnesota N.A., as trustee. The foregoing description of certain covenants of this indenture is a summary only, does not purport to be complete and is qualified in its entirety by reference to all of the provisions of this indenture, which are hereby incorporated by reference. A copy of UIH's indenture has been incorporated as an exhibit to the registration statement filed with the United States Securities and Exchange Commission in connection with our initial public offering.

Relationship With Microsoft

   We have signed a letter of intent with Microsoft Corporation to establish a technical services relationship and, as part of this, have agreed to set up a series of joint projects to deliver Internet, non-traditional telephone and other interactive video and general services to digital cable set-top devices, personal computers and other devices within and beyond our service areas. The particular terms of each joint project will be negotiated by us and Microsoft. As part of this relationship, we plan to establish a technology board to review technology issues and develop technology specifications and directions. This board would be chaired by Scott Bachman, our Managing Director of Technology, and would include representatives from Microsoft and us. In addition, we and Microsoft would be preferred suppliers to one another, with Microsoft having the first opportunity to license technologies to us. We would be given the opportunity to present and offer our products to Microsoft offices in Europe. We and Microsoft would also cooperate to advocate mutually-agreed standards and regulations to the bodies in our service territories who set technical standards. We would also have the right to license Microsoft software for the delivery of Internet content services over our network.

   As part of this technology relationship, we have agreed that, on the earlier of three months from the date of the letter of intent and the signing of the first definitive agreement with Microsoft, we will grant Microsoft warrants to purchase up to 3,800,000 ADSs, which would currently represent approximately 3.0% of our outstanding share capital. Microsoft will have the option under these warrants to purchase ordinary shares instead of ADSs. These warrants can be exercised at a price of $28.00 per ordinary share or ADS. These warrants will not be exercisable until at least February 16, 2000 and will expire February 16, 2003. In addition, half of the warrants will not vest until certain performance standards are met. We have agreed to grant Microsoft certain registration rights to be negotiated with respect to the ADSs or shares to be issued upon exercise of these warrants. In addition, we will grant Microsoft a preemptive right to purchase up to an aggregate of 10% of chello broadband in any public or private equity offering at such offering's price and the right of first negotiation in any private equity offering, other than to our or other cable operators in exchange for carriage of chello broadband.

   Microsoft has agreed not to dispose of the shares purchased in our initial public offering for six months following such offering nor will it acquire more than 15% of our total share capital without the prior written approval of our Supervisory Board. If we enter into a definitive agreement, as expected, Microsoft will extend its six-month lock-up period to one year

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Index to Financial Statements

                                                                                                       Page
                                                                                                      Number
                                                                                                     ---------
UNITED PAN-EUROPE COMMUNICATIONS N.V.
   Independent Auditors' Report....................................................................     67
   Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 (Post-
     Acquisition...................................................................................     68
   Consolidated Statements of Operations for the Years Ended December 31, 1998 (Post-
     Acquisition), December 31, 1997 and December 31, 1996 (Pre-Acquisition).......................     69
   Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31,
     1998 (Post-Acquisition), December 31, 1997 and December 31, 1996 (Pre-Acquisition)............     70
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 (Post-
     Acquisition), December 31, 1997 and December 31, 1996 (Pre-Acquisition).......................     71
   Notes to Consolidated Financial Statements......................................................     73

UNITED TELEKABEL HOLDINGS
   Report of Independent Accountants...............................................................    129
   Consolidated Balance Sheet as of December 31, 1998..............................................    131
   Consolidated Statement of Operations from August 6, 1998 (commencement of operations)
     until December 31, 1998.......................................................................    132
   Consolidated Statement of Cash Flows from August 6, 1998 (commencement of operations)
     until December 31, 1998.......................................................................    133
   Notes to Consolidated Financial Statements......................................................    134

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     3.1    Amended and Restated Articles of Association of UPC (1)
     4.1 Deposit Agreement dated as of February 17, 1999, between the Company and Citibank N.A., as depositary (2)
     4.2    The Articles of Association of UPC (1)
     10.1 Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philip Media B.V. ("Philips Media"), Philips Media Network B.V. ("Philips Networks"), Joint Venture, Inc. ("JVI") and UPC (3)
     10.2 Loan Agreement for NLG1,100,000,000 multi-currency Revolving Credit Facility dated as of October 8, 1997, between UPC and certain of its subsidiaries and The Toronto-Dominion Bank as Agent for the financial institutions identified therein, as amended by a Supplement Agreement dated December 8, 1997 (4)
     10.3 Supplemental Agreement dated January 25, 1999, relating to a Loan Agreement for a NLG1,100,000,000 Multi-currency Revolving Credit Facility between UPC and certain of its subsidiaries and The Dominion Bank (2)
     10.4 Loan Agreement dated December 5, 1997, between Belmarken Holdings B.V. ("Belmarken") as the Borrower, Cable Network Netherlands Holding B.V., Binan Investments B.V. and Stipdon Investments B.V. as Guarantors, The Toronto-Dominion Bank and Toronto-Dominion Capital as Arrangers, the banks and financial institutions listed therein, The Toronto-Dominion Bank as Agent and The Toronto-Dominion Bank as Security Trustee, as amended by Waiver and amendment letter dated December 11, 1997 (4)

     10.5 Registration Rights Agreement dated as of December 5, 1997, by and among UPC, Belmarken, and The Toronto-Dominion Bank as the Security Trustee (3)
     10.6 Indenture dated as of February 5, 1998, between United International Holdings, Inc. ("UIH") and Firstar Bank of Minnesota, N.A. (the "UIH Indenture") (4)
     10.7 Credit Facility Agreement dated February 20, 1998, between Cable Network Brabant Holding B.V. ("CNBH") and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (5)
     10.8 Second Amendment Agreement to Credit Facility Agreement and to Project Support Agreement dated September 30, 1998, between CNBH and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (5)
     10.9 Third Amendment Agreement to Credit Facility Agreement dated January 22, 1999, between CNBH and Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (1)
     10.10 Bank Facility Agreement dated January 31, 1996, between Kabeltelevisie Amsterdam B.V. ("KTA") and ABN AMRO Bank N.V. in the principal amount of up to NLG375,000,000 (6)
     10.11 Amendment 1 dated July 1, 1997, to the NLG375,000,000 principal amount Bank Facility Agreement between KTA and ABN AMRO Bank N.V.
            (2)
     10.12 Amendment No. 2 dated August 28, 1998, to the Bank Facility Agreement between KTA and ABN AMRO Bank N.V. (2)
     10.13 Loan Agreement dated August 31, 1998, between N.V. TeleKabel Beheer, as borrower, and N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland, as lender (7)
     10.14 Facility Agreement dated July 26, 1998, between Mediareseaux Marne S.A., Paribas and the Banks and Financial Institutions listed in
            Schedule 1 thereto (5)
     10.15 Promissory Note dated November 9, 1998, made by Cable Network Zuid-Oost Brabant Holding B.V. payable to the order of DIC Loans Ltd. in the principal amount of $90,000,000 (7)
     10.16  Option Agreement dated November 5, 1998, among UPC, DIC and PEC (5)
     10.17 Amendment to Option Agreement dated February 4, 1999, between UPC, DIC and PEC (2)
     10.18  Form of Registration Rights Agreement among UPC, DIC and PEC (5)
     10.19  Form of Shareholders Agreement among UPC, DIC and PEC (5)
     10.20 Sales Agreement dated December 17, 1997, between Stichting Combivisie Regio, Setelco B.V. and UPC (6)
     10.21 Purchase Agreement dated November 6, 1998, between Binan Investments B.V., UA-UII, Inc. and UA-UII Management Inc. (5)
     10.22 Shareholders Agreement dated July 6, 1995, between The Municipality of Amsterdam, A2000 Holding N.V., and Kabeltelevisie Amsterdam B.V.
            (6)
     10.23 Consent Agreement dated September 27, 1997, between United and Philips Communications B.V., US West International, B.V., Philips Media, UIH and JVI (5)
     10.24 Syndicate Agreement dated June 26, 1995, concluded between the Osterreichische Philips Industrie Ges.m.b.H. Cable-Networks Austria Holding B.V. and Kabel-TV-Wien Ges.m.b.H. (7)
     10.25  Articles of Association of Telekabel Wien Gesellschaft m.b.H. (7)
     10.26 Agreement dated November 30, 1993, between Kabel-TV Wien Gesellschaft m.b.H. and Telekabel Wien Gesellschaft m.b.H. (7)
     10.27 Rules of Procedure of Telekabel Wien Gesellschaft m.b.H., as amended on April 10, 1995 (7)
     10.28 Agreement dated November 30, 1977, between Kabel-TV Wien and Telekabel Fernsehnetz-Betriebsgesellschaft m.b.H. (8)
     10.29 Policy Agreement dated November 30, 1977, between Kabel-TV Wien and Osterreichishe Philips Industrie Gesellschaft m.b.H. (8)
     10.30 Tax Liability Agreement dated October 7, 1997, between UPC, Philips Media, Philips Coordination Center, Philips Networks, UIH, and JVI
            (5)
     10.31 Agreement dated April 2, 1998, for the contribution of the Dutch Cable Assets of UPC and NUON to UTH (6)
     10.32 Shareholders Agreement dated August 6, 1998, between UPC, NUON and UTH (6)
     10.33 Joint Venture Agreement dated February 13, 1996, regarding A2000 Holding N.V. between US West International B.V. and UPC (6)
     10.34 United Pan-Europe Communications N.V. Phantom Stock Option Plan, March 20, 1998 (5)
     10.35 Amended Stock Option Plan dated February 8, 1999, between UPC and Stichting Administratie Kantoor UPC
     10.36  Form of Master Seconded Employee Services Agreement (2)
     10.37  Form of UIH Registration Rights Agreement (1)
     10.38  Form of UIH Management Services Agreement (2)
     10.39 Consulting Agreement dated June 1, 1995, between UIH and Mark L. Schneider (1)

     10.40 Employment Agreement dated October 1, 1998, between UIH and J. Timothy Bryan (7)
     10.41  Agreement dated as of February 11, 1999 between UIH and UPC
     10.42 Promissory Note dated January 25, 1999, with UPC as borrower, and UIH Europe, Inc. as holder, in the principal amount of US$100,000,000 (6)
     10.43 Promissory Note dated January 25, 1999, with UPC Intermediates B.V. as borrower, and with UIH Europe, Inc. as holder, in the principal amount of US$20,000,000 (6)
     10.44 Share Purchase Agreement dated January 19, 1999, by and between UPC, Belmarken Holding B.V., NUON, N.V. Kraton and UTH, as amended (2)
     10.45 Final Amendment to Share Purchase Agreement dated as of February 17, 1999 (9)
     21.1   Subsidiaries of UPC



   (1) Incorporated by reference from Amendment No. 6 to Form S-1/A Registration Statement filed by UPC, dated February 4, 1999 (File No. 333-67895)

   (2) Incorporated by reference from Amendment No. 8 to Form S-1/A Registration Statement filed by UPC, dated February 10, 1999 (File No. 333-67895).

   (3) Incorporated by reference from Form 8-K filed by UIH, dated December 11, 1997 (File No. 0-21974).

   (4) Incorporated by reference from Form S-4 Registration Statement filed by UIH, dated March 3, 1998 (File No. 333-47).

   (5) Incorporated by reference from Form S-1 Registration Statement filed by UPC, dated November 24, 1998 (File No. 333-67895).

   (6) Incorporated by reference from Amendment No. 4 to Form S-1/A Registration Statement filed by UPC, dated January 25, 1999 (File No. 333-67895).

   (7) Incorporated by reference from Amendment No. 2 to Form S-1/A Registration Statement filed by UPC, dated January 13, 1999 (File No. 333-67895).

   (8) Incorporated by reference from Amendment No. 9 to Form S-1/A Registration Statement filed by UPC, dated February 11,1999 (File No. 333-67895).

   (9) Incorporated by reference from Form 8-K filed by UPC, dated March 4, 1999 (File No. 000-25365).

   (10) Incorporated by reference from Amendment No. 9 to Form S-1/A Registration Statement filed by UPC, dated December 9, 1998 (File No. 333-67895).



(d)  Financial Statement Schedules


                                                                                                       Page
                                                                                                      Number
                                                                                                     ---------
UNITED PAN-EUROPE COMMUNICATIONS N.V.
   Report of Independent Public Accountants on Schedules...........................................     122
   Schedule I - Condensed Financial Information of Registrant (Parent Only)........................     123
   Schedule II - Valuation and Qualifying Accounts.................................................     128

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To United Pan-Europe Communications N.V.

   We have audited, in accordance with auditing standards generally accepted in The Netherlands, which are substantially the same as those generally accepted in the United States of America, the consolidated financial statements of United Pan-Europe Communications N.V. included in this Form 10-K and have issued our report thereon dated March 19, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            ARTHUR ANDERSEN

Amstelveen, The Netherlands,
March 29, 1999

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                  PARENT ONLY
                                  SCHEDULE I
       Condensed Information as to the Financial Condition of Registrant (Stated in thousands of Dutch guilders, except share and per share amounts)



                                                                                  As of December 31,
                                                                         -------------------------------------
                                                                               1998               1997
                                                                         ----------------  -------------------
                                                                                  (Post-Acquisition)
ASSETS:

Current assets
  Cash and cash equivalents............................................            7,048               43,306
  Related party receivables............................................          115,633               36,364
  Other receivables, net...............................................            2,330               18,690
  Other current assets.................................................            7,938                2,761
                                                                               ---------            ---------
     Total current assets..............................................          132,949              101,121
Investments in, loans and other advances to affiliated companies,
 accounted for under the equity method, net............................          966,309            1,096,768
Property, plant and equipment, net of accumulated depreciation
 of 460 and 23, respectively...........................................              982                1,022
Deferred financing costs, net of accumulated amortization
 of 625 and 110, respectively..........................................           15,617               16,813
Non-current restricted cash and other assets...........................              650               48,541
                                                                               ---------            ---------
     Total assets......................................................        1,116,507            1,264,265
                                                                               =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):

Current liabilities
  Related party accounts payable.......................................            8,719               34,402
  Accrued liabilities..................................................           56,901               12,776
  Note payable to shareholder..........................................          119,070                   --
  Short-term debt......................................................           34,020                   --
  Short-term debt, related party.......................................           39,125              228,097
                                                                               ---------            ---------
     Total current liabilities.........................................          257,835              275,275
Long-term debt.........................................................          620,000              490,468
Other related party debt...............................................               --               29,609
Deferred compensation..................................................          325,302                4,818
Deferred taxes.........................................................              140               37,602
                                                                               ---------            ---------
     Total liabilities.................................................        1,203,277              837,772
                                                                               ---------            ---------
Shareholders' equity (deficit)
  Common stock, 0.667 par value, 200,000,000 shares authorized,
    87,330,340 and 87,107,325 shares issued, respectively..............           58,221               58,072
  Additional paid-in capital...........................................          657,684              636,851
  Other cumulative comprehensive income (loss).........................           27,285               (1,354)
  Accumulated deficit..................................................         (719,575)            (156,691)
  Treasury stock, at cost, 9,198,135 shares of common stock............         (110,385)            (110,385)
                                                                               ---------            ---------
     Total shareholders' equity (deficit)..............................          (86,770)             426,493
                                                                               ---------            ---------
     Total liabilities and shareholders' equity (deficit)..............        1,116,507            1,264,265
                                                                               =========            =========


                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                  PARENT ONLY
                                  SCHEDULE I
           Condensed Information as to the Operations of Registrant
  (Stated in thousands of Dutch guilders, except share and per share amounts)



                                                                              For the Years Ended December 31,
                                                                  --------------------------------------------------------
                                                                         1998               1997               1996
                                                                  ------------------  -----------------  -----------------
                                                                  (Post-Acquisition)  (Pre-Acquisition)  (Pre-Acquisition)
Management fee income from related parties  .......................          10,648              3,088              4,433
Corporate general and administrative expense  .....................        (323,309)           (11,605)            (1,679)
Depreciation and amortization  ....................................            (437)              (736)              (335)
                                                                         ----------         ----------         ----------
  Net operating loss  .............................................        (313,098)            (9,253)             2,419
Interest income  ..................................................           1,919              2,830              1,898
Interest income, related party  ...................................          62,359             44,867             27,353
Interest expense  .................................................          (1,187)           (15,143)            (8,418)
Interest expense, related party  ..................................         (58,326)           (33,362)           (27,511)
Foreign exchange loss, net  .......................................         (14,535)           (12,864)           (20,236)
                                                                         ----------         ----------         ----------
  Net loss before income taxes and other items.....................        (322,868)           (22,925)           (24,495)
Share in results of affiliated companies, net  ....................        (240,016)          (154,383)           (55,694)
Income taxes  .....................................................              --              1,454                 --
                                                                         ----------         ----------         ----------
  Net loss  .......................................................        (562,884)          (175,854)           (80,189)
                                                                         ==========         ==========         ==========
Basic and diluted net loss per common share  ......................           (7.22)             (2.03)             (0.92)
                                                                         ==========         ==========         ==========
Weighted-average number of common shares outstanding...............      77,914,081         86,578,117         87,107,325
                                                                         ==========         ==========         ==========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                  PARENT ONLY
                                  SCHEDULE I
         Condensed Information as to the Cash Flows of the Registrant
                    (Stated in thousands of Dutch guilders)



                                                                              For the Years Ended December 31,
                                                                  --------------------------------------------------------
                                                                         1998               1997               1996
                                                                  ------------------  -----------------  -----------------
                                                                  (Post-Acquisition)  (Pre-Acquisition)  (Pre-Acquisition)
Cash flows from operating activities:
Net loss  .......................................................          (562,884)          (175,854)           (80,189)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
  Depreciation and amortization  ................................               437                736                335
  Share in results of affiliated companies, net  ................           240,016            164,773             58,728
  Foreign exchange loss, net  ...................................            14,535             12,864             20,236
  Compensation expense related to stock options  ................           320,484              4,818                 --
  Other  ........................................................            (7,877)            (5,444)            (1,545)
Changes in assets and liabilities:
  (Increase) decrease in receivables  ...........................           (12,308)            (6,359)            86,309
  Increase in other non-current assets  .........................            (1,538)            (1,457)               (27)
  Increase in other current liabilities  ........................            20,677             46,600             22,022
  Increase in deferred taxes and other  .........................             1,117              2,303                 --
                                                                           --------           --------           --------
Net cash flows from operating activities  .......................            12,659             42,980            105,869
                                                                           --------           --------           --------
Cash flows from investing activities:
Investments in, loans to and advances to affiliated
 companies, net  ................................................          (498,641)          (294,532)           (44,805)
Capital expenditures  ...........................................            (5,192)            (1,308)            (2,249)
Deposit to acquire minority interest in subsidiary  .............            47,000            (47,000)                --
Sale of affiliated companies  ...................................                --             11,070                 --
Dividend received................................................             8,977                 --                 --
Loans repaid by subsidiaries  ...................................           175,692            350,250                 --
                                                                           --------           --------           --------
Net cash flows from investing activities  .......................          (272,164)            18,480            (47,054)
                                                                           --------           --------           --------
Cash flows from financing activities:
Proceeds from short-term borrowings  ............................                --             91,415                 --
Proceeds from short-term borrowings, related party  .............           129,925            228,097                 --
Proceeds from long-term borrowings  .............................           131,020            498,699                 --
Deferred financing costs  .......................................              (515)           (17,139)                --
Repayments long and short-term borrowings  ......................           (37,183)          (377,443)          (150,158)
Redemption of convertible loans  ................................                --           (170,171)                --
Purchase shares from shareholder  ...............................                --           (292,561)                --
                                                                           --------           --------           --------
Net cash flows from financing activities  .......................           223,247            (39,103)          (150,158)
                                                                           --------           --------           --------
Net (decrease) increase in cash and cash equivalents.............           (36,258)            22,357            (91,343)
Cash and cash equivalents at beginning of period.................            43,306             20,949            112,292
Cash and cash equivalents at end of period  .....................             7,048             43,306             20,949
                                                                           ========           ========           ========
Non-cash investing and financing activities:
  Issuance of shares upon conversion of PIK notes................                --            169,899                 --
                                                                           ========           ========           ========
Supplemental cash flow disclosures:
  Cash paid for interest  .......................................           (16,561)           (52,447)            (9,271)
                                                                           ========           ========           ========
  Cash received for interest  ...................................            27,529             25,091             26,277
                                                                           ========           ========           ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                              NOTE TO PARENT ONLY
                                  SCHEDULE I
       AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)


1.  Organization and Nature of Operations

     United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. (''UPC'' or the ''Company'') was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, United International Holdings, Inc. (''UIH''), a United States of America corporation, and Philips Electronics N.V. (''Philips''), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, and its minority interests in multi-channel television systems in Germany, The Netherlands (KTE) and France (Citecable). UIH contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. UIH also contributed United States dollars (''$'')78.2 million in cash (including accrued interest of $3.2 million) to UPC and issued to Philips 3,169,151 shares of its Class A Common Stock having a value of $50.0 million (at date of closing). In addition, UPC issued to Philips $133.6 million of convertible subordinated pay-in-kind notes (the ''PIK Notes''). As a result of this transaction, UIH and Philips each owned a 50% economic and voting interest in UPC.

     On December 11, 1997, UIH acquired Philips' 50% interest in UPC (the ''UPC Acquisition''), thereby making it an effectively wholly-owned subsidiary of UIH (subject to certain employee equity incentive compensation arrangements) through its wholly-owned subsidiary UIH Europe, Inc. (''UIHE''). The entity's name was changed to United Pan-Europe Communications N.V., and its legal seat was transferred from Eindhoven to Amsterdam. Through its cable-based communications networks in 10 countries in Europe and in Israel, UPC currently offers cable television services and is further developing and upgrading its network to provide digital video, voice and Internet/data services in Western European markets.

     As part of the UPC Acquisition, (i) UPC purchased the 3,169,151 shares of Class A Common Stock of UIH held by Philips (66,800), (ii) UIH purchased 169,899 of the accreted amount of UPC's PIK Notes and redeemed them for 15,180,261 shares of UPC, (iii) UPC repaid to Philips the remaining 170,371 accreted amount of the PIK Notes (339,800), (iv) UIH purchased 13,121,604 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (24,378,396 shares). The UPC Acquisition was financed with proceeds from a long-term revolving credit facility through UPC with a syndicate of banks (305,200) (the ''Senior Revolving Credit Facility''), a bridge bank facility through a subsidiary of UPC $111,200 (224,000) and a cash investment by UIH of 327,400. Approximately 479,000 drawn on the Senior Revolving Credit Facility was used to repay existing debt of UPC in conjunction with the UPC Acquisition.

     UIH's acquisition of Philips' interest in UPC was accounted for as a step acquisition under purchase accounting. As a result of UPC becoming effectively wholly owned by UIH, such purchase accounting adjustments, along with existing basis differences, were pushed down to the financial statements of UPC and a new basis of accounting was established for the UPC net assets acquired by UIH. As of December 11, 1997, the proportional net assets of UPC acquired by UIH were recorded at fair market value based on the purchase price paid by UIH, along with additional basis differences at the UIH level existing as of that date. The total purchase accounting adjustments of 442,688 were allocated to UPC's underlying net assets.

     As a result of the UPC Acquisition and the associated push-down of UIH basis on December 11, 1997, the condensed information as to financial position of registrant as of December 31, 1997 and September 30, 1998 is presented on a ''post-acquisition'' basis. The condensed information as to the operations and the cash flows of the registrant for the year ended December 31, 1997 include the post-acquisition results of the Company for the period from December 11, 1997 through December 31, 1997, which reflects 1,980 of new basis depreciation and amortization resulting from push-down accounting as well as approximately 4,034 of interest expense from purchase related indebtedness which is included in the Parent's share in result of affiliated companies, net. Due to immateriality, the entire fiscal year ended December 31, 1997 is presented as ''pre-acquisition'' in the accompanying condensed information as to the operations and cash flows of registrant.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                              NOTE TO PARENT ONLY
                                  SCHEDULE I
       AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997 (Post-Acquisition)
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)



2.  Basis of Presentation

     In December 1998, UPC acquired telephony and programming assets from UIH through the issuance of new shares. As the acquisition was between entities under common control, the transaction was accounted for at historical cost, similar to pooling of interests accounting. It is generally accepted that, consistent with a pooling-of-interests accounting, prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of parent's consolidated financial statements. Accordingly, we have restated all periods presented as if UPC had acquired the telephony and programming assets from UIH as of the date of UIH's initial investment.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II
                    (Stated in thousands of Dutch guilders)


                                                                            Additions
                                                                     ------------------------
                                                    Balance at
                                                   Beginning of      Charged to                               Balance at End
                                                      Period          Expense    Acquisitions  Deductions(1)    Of Period
                                                -------------------  ----------  ------------  -------------  --------------
Allowance for doubtful accounts receivable:
Year ended December 31, 1998..................                6,445       2,021         1,128        (334)             9,260
                                                              =====       =====         =====      ======              =====
Year ended December 31, 1997..................                5,835       2,093           543      (2,026)             6,445
                                                              =====       =====         =====      ======              =====
Year ended December 31, 1996..................                5,342         907           835      (1,249)             5,835
                                                              =====       =====         =====      ======              =====
Six months ended December 31, 1995............                   --          --         5,342          --              5,342
                                                              =====       =====         =====      ======              =====

Allowance for costs to be reimbursed:
Year ended December 31, 1998..................                2,209         109            --      (2,318)                --
                                                              =====       =====         =====      ======              =====
Year ended December 31, 1997..................                4,620       1,221            --      (3,632)             2,209
                                                              =====       =====         =====      ======              =====
Year ended December 31, 1996..................                5,303         794            --      (1,477)             4,620
                                                              =====       =====         =====      ======              =====
Six months ended December 31, 1995............                4,137       1,166            --          --              5,303
                                                              =====       =====         =====      ======              =====

Allowance for Investments Affiliated
   Companies:
Year ended December 31, 1998..................                   --          --            --          --                 --
                                                              =====       =====         =====      ======              =====
Year ended December 31, 1997..................                4,186          --            --      (4,186)                --
                                                              =====       =====         =====      ======              =====
Year ended December 31, 1996..................                4,946          --            --        (760)             4,186
                                                              =====       =====         =====      ======              =====
Six months ended December 31, 1995............                   --       4,946            --          --              4,946
                                                              =====       =====         =====      ======              =====

(1) Represents uncollectible balances written off to the allowance account and the effect of currency translation adjustment.

                          INDEPENDENT AUDITORS' REPORT


   Introduction

   We have audited the consolidated financial statements of UNITED TELEKABEL HOLDING N.V., Amsterdam, The Netherlands, for the year 1998 for purpose of inclusion in the Form 10-K of one of its shareholders. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   Scope

   We conducted our audit in accordance with auditing standards generally accepted in The Netherlands, which are substantially the same as those generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   Opinion

   In our opinion, the consolidated financial statements give a true and fair view of the financial position of the company as at December 31, 1998 and of the result for the period from commencement of operations at August 6, 1998 then ended in accordance with accounting principles generally accepted in The Netherlands.

   Generally accepted accounting principles in The Netherlands vary in certain significant respects from generally accepted accounting principles in the United States of America. Application of generally accepted accounting principles in the United States of America would have affected total assets, statement of operations and shareholders' equity as at and for the period from commencement of operations at August 6, 1998 ended December 31, 1998, to the extent summarized in Note 18. to the consolidated financial statements.



Amstelveen, The Netherlands,
March 19, 1999

                         UNITED TELEKABEL HOLDING N.V.





                       CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS (AUGUST 6, 1998) TO

                               DECEMBER 31, 1998

                         UNITED TELEKABEL HOLDING N.V.
                          CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)



Assets

Fixed assets:
      Intangible fixed assets..............................               564,438
      Tangible fixed assets................................               847,056
      Affiliated companies.................................               206,332
                                                                        ---------
Total fixed assets.........................................             1,617,826
                                                                        ---------
Current assets:
      Inventories..........................................                 3,091
      Receivables..........................................                40,638
      Cash and cash equivalents............................                10,475
                                                                        ---------
Total current assets.......................................                54,204
                                                                        ---------

Total assets...............................................             1,672,030
                                                                        =========


Shareholders' Equity and Liabilities

      Shareholders' Equity.................................               635,521
      Minority interest....................................                 1,104
                                                                        ---------
                                                                          636,625

      Provisions...........................................                42,054
      Long-term liabilities................................               232,727
      Current liabilities..................................               760,624
                                                                        ---------

   Total shareholders' equity and liabilities..............             1,672,030
                                                                        =========

                         UNITED TELEKABEL HOLDING N.V.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)



   Total revenues......................................            99,122
      Direct operating expenses........................           (33,172)
      Selling, general and administrative expenses.....           (36,096)
      Depreciation and amortization....................           (39,490)
                                                                 --------
   Total operating expenses............................          (108,758)
                                                                 --------

      Operating loss...................................            (9,636)
      Financial income and expense.....................           (16,699)
                                                                 --------
   Loss before income taxes............................           (26,335)
      Income taxes.....................................             1,212
                                                                 --------
   Loss after taxes....................................           (25,123)
      Share in results of affiliated companies.........           (24,486)
                                                                 --------
   Group loss..........................................           (49,609)
      Minority interest................................               235
                                                                 --------
   Net loss............................................           (49,374)
                                                                 ========

                         UNITED TELEKABEL HOLDING N.V.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)



   Cash flows from operating activities:
    Net loss....................................................             (49,374)
   Adjustments to reconcile net loss to net cash flows from
   operating activities:
    Depreciation and amortization...............................              39,490
    Share in results of affiliated companies, net...............              24,486
    Minority interest in subsidiaries...........................                (235)
   Changes in assets and liabilities:
    Decrease in current assets..................................              40,098
    (Decrease) in current liabilities...........................             (55,186)
    (Decrease) in deferred taxes and other provisions...........              (1,132)
                                                                            --------
   Net cash flows from operating activities.....................              (1,853)
                                                                            --------

   Cash flows from investing activities:
    Capital expenditures........................................            (121,384)
    Loan to affiliated companies................................              (7,120)
    Acquisitions, net of cash acquired..........................             (12,588)
                                                                            --------
   Net cash flows from investing activities.....................            (141,092)
                                                                            --------

   Cash flows from financing activities:
    Proceeds from short-term borrowings.........................             120,705
    Proceeds from long-term borrowings..........................               9,621
                                                                            --------
   Net cash flows from financing activities.....................             130,326
                                                                            --------

    Net decrease in cash and cash equivalents...................             (12,619)
    Cash and cash equivalents at beginning of period............                 100
    Cash and cash equivalents contributed.......................              22,994
                                                                            --------
   Cash and cash equivalents at end of period...................              10,475
                                                                            ========


   Supplemental cash-flow disclosures:
    Cash paid for interest......................................           (19,470)
                                                                          ========

   Non-cash investing activities:
   Contribution of Dutch cable systems
    Working capital.............................................           (73,850)
    Affiliated companies........................................           223,698
    Tangible fixed assets.......................................           764,762
    Intangible fixed assets.....................................           550,911
    Short-term debt.............................................          (544,918)
    Long-term liabilities.......................................          (223,106)
    Provisions..................................................           (35,696)
    Cash and cash equivalents...................................            22,994
                                                                          --------
   Equity contributed...........................................           684,795
                                                                          ========

                         UNITED TELEKABEL HOLDING N.V.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
           (Monetary amounts stated in thousands of Dutch guilders)


1.   Organization and Nature of Operations

      United Telekabel Holding N.V. ("UTH" or the "Company"), legally seated in Almere, The Netherlands, was legally formed in May 1998 and commenced operations on August 6, 1998. UTH was formed as a joint venture between United Pan-Europe Communications N.V. ("UPC") and N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"). UPC became a 51% shareholder and NUON a 49% shareholder. UTH was formed for the purpose of offering cable-based communications through its networks in the Netherlands. UTH currently offers cable television services and is further developing and upgrading its network to provide digital video, voice and internet/data services in its Dutch markets.

      UTH commenced operations on August 6, 1998 when both shareholders contributed their interests in Dutch cable television operating companies to UTH. NUON contributed its interest in N.V. Telekabel Beheer ("Telekabel") and UPC contributed its interest in Cable Network Brabant Holding B.V. ("CNBH") and 50% of the shares in A2000 Holding N.V. ("A2000"). UTH recorded the assets contributed at their fair market value. The table below summarizes the opening balance sheet of UTH, based on the net assets contributed at their fair market values by NUON and UPC as of August 6, 1998.


   Cash and cash equivalents contributed...................                23,094
   Other current assets....................................                83,827
   Affiliated companies....................................               223,698
   Tangible fixed assets...................................               764,762
   Intangible fixed assets.................................               550,911
                                                                  ---------------

      Total assets.........................................             1,646,292
                                                                  ===============

   Short-term debt.........................................               544,918
   Other current liabilities...............................               157,677
   Provisions..............................................                35,696
   Long-term liabilities...................................               223,106
   Shareholders' equity and liabilities....................               684,895
                                                                  ---------------

      Total shareholders' equity and liabilities...........             1,646,292
                                                                  ===============


      Due to the fact that operations commenced at August 6, 1998, no comparative financial statements have been presented. Proforma information (unaudited) is presented in note 19.


2.   Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Netherlands for financial statements. The accounting policies followed in the preparation for the consolidated financial statements, differ in some respects to those generally accepted in the United States of America (US GAAP). See note 18.

      The preparation of financial statements in conformity with Dutch generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations for the period from commencement of operations (August 6, 1998) to December 31, 1998.

   Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of UTH and its group companies (the "UTH Group"). Group companies are companies or other legal entities in which UTH has an ownership interest of more than 50% of the issued share capital or that UTH otherwise controls. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The following chart presents a summary of UTH's significant investments in multi-channel television, programming and telephony operations as of December 31, 1998:


   Name                                        City                       Percentage Ownership
   Cable Network Brabant Holding BV            Eindhoven                          100
   N.V. Telekabel Beheer                       Arnhem                             100
   A2000 Holding N.V.                          Amsterdam                          50    (1)
   Uniport Communications B.V.                 Amsterdam                          80

   (1)    Not consolidated

   Foreign Currencies

   Assets and liabilities denominated in foreign currencies are translated into Dutch guilders at the yearend exchange rate. Transactions in foreign currencies are translated at the exchange rate in effect at the time of the transaction. The exchange results are recorded under financial income and expense in the statement of income.

   Balance Sheet

   (a)  General
        -------

   Assets and liabilities are stated at face value unless indicated otherwise.

   (b) Fixed assets
       ------------

   Intangible fixed assets

   The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly acquired companies are recognized at the fair market value of those licenses at the date of acquisition and include the development costs incurred prior to the date a new license was acquired. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years. Deferred financing costs are amounts spent in connection with financing the UTH Group. The amortization period is the period relating to the term of the financing. When assets are fully amortized, the costs and accumulated amortization are removed from the accounts.

   Tangible fixed assets

   Tangible fixed assets are stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of tangible fixed assets are charged to expense as incurred. Assets constructed by subsidiaries of UTH incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Depreciation is calculated using the straight-line method over the economic life of the asset, taking into account the residual value. The economic lives of tangible fixed assets at acquisition are as follows:

   Networks                                   7-20 years
   Buildings and leasehold improvements      20-33 years
   Machinery & Other                          3-10 years

   Affiliated Companies

   For those investments in companies in which UTH's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or UTH exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is
used.   Under this method, the investment, originally recorded at fair market value, is adjusted to recognize UTH's proportionate share of net earnings or losses of the affiliates, limited to the extent of UTH's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. UTH's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost.

   (c) Receivables
       -----------

   Receivables are stated at face value, less an allowance for doubtfull accounts. The allowance for doubtful accounts is based upon specific identification of overdue accounts receivable. An allowance for a percentage of the account is established once the receivable is overdue. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books until receipt of payment or for a maximum of three years.

   (d) Cash and Cash Equivalents
       -------------------------

   Cash and cash equivalents include cash and investments with original maturities of less than three months.

   (e) Provisions
       ----------

   Deferred tax liabilities arising from temporary differences between the financial and tax bases of assets and liabilities are included in the provisions. The principal differences arise in connection with valuation differences of intangible fixed assets. In calculating the provision, current tax rates are applied.

   UTH accounts for income taxes under the asset and liability method, which requires recognition of, deferred tax assets and liabilities for the expected future income tax consequences of transactions, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized.

   (f) Fair value of financial instruments
       -----------------------------------

   SFAS Statement No. 107, "Disclosures about Fair Values of Financial Instruments" requires the disclosure of estimated fair values for all financial instruments, both on- and off-balance sheet, for which it is practicable to estimate fair value. For certain instruments, including cash and cash equivalents, receivables, current liabilities and certain provisions, it was assumed that the carrying amount approximated fair value due to the short maturity of those instruments. For short and long term debt, the carrying value approximates the fair value since all debt instruments carry a variable interest rate component except for the convertible loans which carried a fixed interest rate. For investments in affiliated companies carried at cost, quoted market prices for the same or similar financial instruments were used to estimate the fair values. UTH has adopted the principles of this statement in its financial statements. UTH did not have any material off-balance-sheet financial instruments as of December 31, 1998.

   (g) Recoverability of Tangible and Intangible fixed assets
       ------------------------------------------------------

   UTH evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

   (h) Concentration of Credit Risk
       ----------------------------

   Financial instruments which potentially subject UTH to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to UTH's large number of customers.

   (i) Other Comprehensive Income
       --------------------------

   UTH has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise
(i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. As of December 31, 1998, UTH had no other comprehensive income items.

   Income Statement

   Revenue is primarily derived from the sale of cable television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs.

   New Accounting Principles

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively,
with earlier application encouraged.   Management believes that the adoption of
SOP 98-1 will not have a material effect on the financial statements.

   The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. Management believes that the adoption of SOP 98-1 will not have a material effect on the financial statements.

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management is currently assessing the effect of this new standard.

3.   Intangible fixed assets

                                                                        Licenses and              Deferred
                                                        Total             Goodwill            Financing Costs
                                                    -------------  -----------------------  --------------------
   Value upon contribution........................       550,911                  547,869                 3,042
   Investments....................................        30,996                   29,745                 1,251
   Amortization...................................       (17,469)                 (17,149)                 (320)
                                                         -------                  -------                 -----
   Book value as of  December 31,1998.............       564,438                  560,465                 3,973
                                                         =======                  =======                 =====


                                                                  Balance as of December 31, 1998
                                                    ------------------------------------------------------------

                                                                        Licenses and              Deferred
                                                        Total             Goodwill            Financing Costs
                                                    -------------  -----------------------  --------------------
   Gross Value....................................       581,907                  577,614                 4,293
   Amortization...................................       (17,469)                 (17,149)                 (320)
                                                         -------                  -------                 -----
   Book value as of  December 31,1998.............       564,438                  560,465                 3,973
                                                         =======                  =======                 =====



4.   Tangible fixed assets

                                                                      Land and                         Machinery
                                                      Total          Buildings          Network         & Other
                                                  -------------  ------------------  --------------  --------------
   Value upon contribution......................       764,762               6,025         745,503          13,234
   Additions....................................       104,315                 130         102,023           2,162
   Depreciation.................................       (22,021)               (182)        (20,005)         (1,834)
                                                       -------               -----         -------          ------
   Book value as of  December 31,1998...........       847,056               5,973         827,521          13,562
                                                       =======               =====         =======          ======


                                                                   Balance as of December 31, 1998
                                                  -----------------------------------------------------------------
                                                                      Land and                         Machinery
                                                      Total          Buildings          Network         & Other
                                                  -------------  ------------------  --------------  --------------
   Cost.........................................       869,077               6,155         847,526          15,396
   Depreciation.................................       (22,021)               (182)        (20,005)         (1,834)
                                                       -------               -----         -------          ------
   Book value as of  December 31,1998...........       847,056               5,973         827,521          13,562
                                                       =======               =====         =======          ======


5.    Affiliated companies

                                                        Total            Investments             Advances
                                                    -------------  -----------------------  -------------------
   Balance upon contribution......................       223,698                  223,698                    --
   Additions......................................         7,120                       --                 7,120
   Share in result................................       (24,486)                 (24,486)                   --
                                                         -------                  -------               -------
   Balance as of  December 31,1998................       206,332                  199,212                 7,120
                                                         =======                  =======               =======


   The investments in affiliated companies as of December 31, 1998 are:

                                              Investments in and       Cumulative Share
                                   %             Advances to           In Results of
                               Ownership    Affiliated Companies    Affiliated Companies        Total
                              -------------  ---------------------  ----------------------  -------------
   A2000....................            50                 229,481                (24,449)        205,032
   Interway.................            33                   1,337                    (37)          1,300
                                                           -------                -------         -------
   Total....................                               230,818                (24,486)        206,332
                                                           =======                =======         =======

   UTH had the following differences related to the excess of cost over the net tangible assets acquired for its equity investments. Such differences are being amortized over 12 to 15 years:



                                                                           Accumulated
                                                       Basis Difference    Amortization
                                                       ----------------  ----------------
   A2000.............................................           249,236            (8,200)
                                                                =======            ======

   These differences have been presented as affiliated companies and share in result of affiliated companies respectively.

   Subsequent to year end, UPC provided a letter of support to A2000 stating that it would continue to provide to A2000 the funding necessary to continue operations through at least 1999.

   Summary financial information for A2000 based on Dutch generally accepted accounting principles is as follows:


Balance sheet                                             As of December 31,
                                                                 1998
                                                        -----------------------
  Intangible fixed assets.............................                 113,361
  Tangible fixed assets...............................                 356,623
  Financial fixed assets..............................                     770
  Liquid assets.......................................                     369
  Other current assets................................                  37,482
                                                                       -------
     Total assets.....................................                 508,605
                                                                       =======

  Provisions..........................................                   1,610
  Long-term debt......................................                 467,430
  Current liabilities.................................                 125,813
                                                                       -------
     Total liabilities................................                 594,853
                                                                       -------

  Total shareholders' value...........................                 (86,248)
                                                                       =======

  Statement of income                                            For the Five Months
                                                                 Ended December 31,
                                                                        1998
                                                                       -------
  Revenue.............................................                  53,954
  Costs...............................................                 (39,271)
  Depreciation and amortization.......................                 (35,888)
  Financial income/charges............................                 (11,293)
                                                                       -------
     Net loss.........................................                 (32,498)
                                                                       =======


6.    Receivables

   Receivables as presented under current assets mature within one year and are specified as follows:

   Trade accounts receivable                22,519
   Receivables from affiliated companies     1,654
   Prepaid expenses and accrued income       1,447
   Other receivables                        15,018
                                            ------
   Total                                    40,638
                                            ======

   A major item under "other receivables" is current reclaimable VAT 3,676. As of December, 1998 the valuation allowance on trade receivables amounted to 538.

7.   Cash and cash equivalents

         Cash and cash equivalents include demand accounts held in a bank with a maturity of less than three months.


8.   Shareholders' Equity

       UTH's issued share capital consists of 100,000 shares with a par value of NLG 1 each. All issued shares are fully paid-in.


                                   Ordinary      Additional        Accumulated
                                    Capital   Paid-in Capital        Deficit          Total
                                   ---------  ----------------  -----------------  ------------
   Balance at inception......            100                --                 --           100
   Balances upon contribution
     of properties to joint
     venture, August 6, 1998.             --           684,795                 --       684,795
   Net loss..................             --                --            (49,374)      (49,374)
                                   ---------  ----------------  -----------------  ------------
                                         100           684,795            (49,374)      635,521
                                   =========  ================  =================  ============


9.   Provisions

         Provisions relate mainly to deferred taxation.


10.  Long-term liabilities


                                          Average           Amount
                                          Rate of        Outstanding
                    Range of Interest     Interest    December 31, 1998
                    -----------------  ------------  ------------------
   Bank loans          5-7.625%             5.2            235,947



   Long-term liabilities at December 31, 1998 will be payable as follows:


                                                  Bank Loans
                                                  ----------
   1999                                                3,220
   2000                                                2,353
   2001                                                8,404
   2002                                               16,948
   2003                                               30,104
   Thereafter                                        174,918
                                                     -------
   Total                                             235,947
                                                     =======


   On February 20, 1998 CNBH secured a 250,000 nine-year term facility, which was amended in August 1998 to 266,000. The CNBH facility bears interest at the applicable Amsterdam Interbank Offered Rate ("AIBOR") plus a margin ranging from 0.60% to 1.60% per annum, and is secured by, among other things, an encumbrance over CNBH's assets and a pledge of the shares of CNBH. The facility is used to refinance several acquisitions and will furthermore be used for the development and exploitation of enhanced cable TV services, data services and telephony services. As of December 31, 1998, 219,000 was outstanding on the facility.

   The shares of UTH held by UPC are pledged for a certain loan of UPC.

11.  Current Liabilities

         The current liabilities relate to short-term debt and other liabilities which are specified below:

(a)    Short-term debt
       Long-term debt repayable within one year               3,220
       Short-term debt to shareholders                      662,403
                                                            -------
       Total                                                665,623
                                                            -------


   Short term debt to shareholders as of December 31, 1998

   NUON's contribution to UTH included an existing 690,000-debt facility with an outstanding balance of approximately 543,000 (as of August 6, 1998). This facility bears an interest rate of 6.65% over the reporting period up to November 30, 1998. As of November 30, 1998 this rate was increased with 1.5%. As of December 31, 1998, approximately 614,000 was outstanding on the facility. The debt facility is due March 15, 1999, with an extension period of 15 days. As security for repayment of the debt facility, NUON received a pledge over the shares of N.V. Telekabel Beheer (the assets contributed by NUON). UTH has negotiated with the lenders to refinance the debt facility (see Note 20.).


   Subordinated loans

   UTH entered into a subordinated loan agreement with NUON in December 1998 for an amount of NLG 33.0 million. The interest payable is 5.5% on an annually basis.This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures.UTH entered into a subordinated loan agreement with UPC in December 1998 for an amount of NLG 15.2 million. The interest payable is 5.5% on an annually basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures

(b)    Other Liabilities
       Accounts payable to trade creditors                  47,459
       Deposits by customers                                   197
       Other short-term liabilities                         39,855
       Deferred income and accrued expenses                  7,490
                                                           -------
       Total                                                95,001
                                                           -------

       Total current liabilities                           760,624
                                                           =======


12. Information per geographical area

   All operations of UTH are in The Netherlands. In addition, substantially all operations relate to cable television services.

13. Personnel

   Labour cost is specified as follows:

   Salaries and wages                              9,173
   Pension costs                                     538
   Social securities                               1,911
                                                  ------
   Total                                          11,622
                                                  ======

   The information about employees by category is as follows:


   Operating                                         160

   Other                                             184
                                                     ---
   Total                                             344
                                                     ===

14. Financial income and expenses

   Interest income                        14
   Interest expense                  (16,713)
                                     -------

   Total                             (16,699)
                                    ========

   Under interest expense an amount of 11,348 was accounted for as interest related parties.

15. Income taxes

   In general, a Dutch holding company may benefit from the so-called participation exemption. The participation exemption is a facility in Dutch corporate tax law which under certain conditions allows a Dutch company to exempt any dividend income and capital gains in relation with its participation in subsidiaries. Capital losses are also exempted, apart from liquidation losses (under stringent conditions).

   For UTH the primary difference between taxable loss and net loss for financial reporting purposes relates to the amortization of goodwill. The consolidated financial statements have been prepared assuming partial tax basis for license fees capitalized relating to certain acquisitions. Deferred taxes have been provided for that portion of the licenses which management believes no tax basis will be allowed.

   The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

   Expected income tax benefit at the Dutch statutory rate of 35%    (9,217)
   Tax effect of permanent and other differences:
   Change in valuation allowance                                      6,541
   Non- deductible expenses                                           1,464
                                                                    -------

   Total income tax benefit                                          (1,212)
                                                                  =========


   The significant components of the net deferred tax liability are as follows:

   Deferred Tax Assets:
   Tax net operating loss carries forward..................                20,112
   Valuation allowance.....................................               (20,112)
                                                                   --------------
      Deferred tax assets, net of valuation allowance......                     0
                                                                   --------------

   Deferred Tax Liabilities:
   Intangible assets.......................................                33,438
   Tangible fixed assets, net..............................                   962
                                                                   --------------
   Total deferred tax liabilities..........................                34,400
                                                                   --------------
      Deferred tax liabilities, net........................                34,000
                                                                   ==============

   The tax loss carry forwards have no expiration date.


16. Related parties transactions

   UTH signed management services agreements with both of its shareholders. In the reporting period an amount of NLG 4,255 has been taken into account as expenses. In addition UTH delivers service to NUON. These services are rendered at arms' length prices and made up 8% of the revenues over the reporting period. As mentioned under Note 11 UTH has a short-term debt payable to NUON as well as subordinated loans to both NUON and UPC. UPC charged an amount of 988 for salaries and related costs for employees seconded to UTH Group.

17. Commitments and Guarantees

     The UTH Group has entered into various rent and lease agreements for office space, cars etc. The terms of the agreements call for future minimum payments as follows:

     1999                            4,000
     2000                            3,200
     2001                            2,100
     2002                            1,600
     2003                            1,400


     Subsequent to December 31, 1998, UTH provided additional funding to A2000. In total UTH's share of the funding commitment is $15,000. As of December 31, 1998, UTH had funded $3,750 of its commitment.


18.  US GAAP Reconciliation

    General

     The accounting policies followed in the preparation for the consolidated financial statements differ in some respects to those generally accepted in the United States of America (US GAAP).

     The differences which have a material effect on net loss and/or shareholders'equity and/or total assets are as follows:

   - The fair market value of licences, goodwill, land and buildings and networks for US GAAP purposes should be set at historical cost of the contributor. Consequently, no step-up in asset value is allowed for the difference between historical cost and the fair market value of the assets contributed by both UPC and NUON.

   - Deferred taxes have been established for the difference between book and tax basis of contributed assets, if applicable.

     Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial and tax bases of assets and liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. UTH has adopted the principles of this statement in its financial statements.

    US GAAP information

   The calculation of net loss, shareholders' equity and total assets, substantially in accordance with US GAAP, is as follows:

   Net loss as per Consolidated
   ----------------------------
   Statements of income                                         (49,374)
   --------------------

   Adjustments to reported income (loss):
   Amortisation of goodwill                                       4,082
   Share in results of affiliated companies                         747
                                                              ---------

   Approximate net loss in accordance with US
                                                              =========
   GAAP                                                         (44,545)
                                                              =========


   Shareholders'equity as per
   --------------------------
   Consolidated balance sheets                                  635,521
   ---------------------------

   Adjustments to reported equity:
   Goodwill                                                    (152,105)
   Affiliated Companies                                         (27,893)
                                                              ---------

   Approximate shareholders'equity
   in accordance with US GAAP                                   455,523
                                                              =========


   Total assets as per Consolidated
   --------------------------------
   Balance sheets                                             1,672,030
   --------------

   Adjustments to reported assets:
   Goodwill                                                    (152,105)
   Affiliated Companies                                         (27,893)
                                                              ---------

   Approximate total assets in accordance with US
   GAAP                                                       1,492,032
                                                              =========

19.  Proforma information (unaudited)

   On August 6, 1998 both shareholders contributed their interests in the Dutch cable market into UTH. The following pro forma condensed consolidated information for the year ended December 31, 1997 and 1998 give effect to the UTH Transaction as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated information does not purport to represent what UTH's result of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.


                                            For the Year  Ended     For the Year  Ended
                                             December 31, 1997       December 31, 1998
                                           ----------------------  ----------------------
   Total revenues........................                157,836                 219,314
   Net loss..............................                (47,194)                (90,600)

20. Subsequent events

   Subordinated loan

   UTH entered into a subordinated loan agreement with UPC in March, 1999 for an amount of 119,000 million. The interest is payable on an annually basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures.

   NUON Share Purchase Agreement

   On February 17, 1999, UPC acquired the remaining 49% of UTH. This transaction completed the purchase by UPC of 100% of UTH. UPC purchased the interest from NUON for 518,100. In addition, UPC repaid NUON and assumed from NUON a 33,300 subordinated loan, including accrued interest dated December 31, 1998, owed by UTH to NUON.

   Refinancing

   Subsequent to December 31, 1998, UTH replaced their existing 690,000 facility with a senior facility and additional shareholder loans. The senior facility consists of a Euro 340 million (750,000) revolving facility to N.V. Telekabel Beheer that will convert to a term facility on December 31, 2001. Euro 5 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. This existing facility will be used to repay a portion of the UTH facility and for capital expenditures. The new facility will bear interest at the Euro Interbank Offered Rate plus a margin between 0.75% and 2.00% based on the leverage multiples tied to N.V. Telekabel Beheer's net operating income. The new facility will be secured by, among other things, a pledge over shares held by the borrower and will restrict N.V. Telekabel Beheer's ability to incur additional debt.

                                  SIGNATURES
                                  ----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      United Pan-Europe Communications N.V.
                      a Dutch Public limited liability company

                      By: /s/ J. Timothy Bryan
                         ____________________________________________
                         J. Timothy Bryan, President and Chief Financial Officer



                      Date:    March 29, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark L. Schneider
------------------------------------------------
     Mark L. Schneider, Chairman of Board of Management and Chief Executive Officer                          Date: March 29, 1999

/s/  John F. Riordan
------------------------------------------------
     John F. Riordan, Vice-Chairman of the Board of Management                                               Date: March 29, 1999

/s/  J. Timothy Bryan
------------------------------------------------
     J. Timothy Bryan, President and Chief Financial Officer                                                 Date: March 29, 1999

/s/  Anton H.E. v. Voskuijlen
------------------------------------------------
     Anton H.E. v. Voskuijlen, Senior Vice President, Legal and General Counsel                              Date: March 29, 1999

/s/  Nimrod J. Kovacs
------------------------------------------------
     Nimrod J. Kovacs, Managing Director, Eastern Europe                                                     Date: March 29, 1999

/s/  Ray D. Samuelson
------------------------------------------------
     Ray D. Samuelson, Managing Director, Finance and Accounting (Chief Accounting Officer)                  Date: March 29, 1999

/s/  Michael T. Fries
------------------------------------------------
     Michael T. Fries, Chairman of Supervisory Board and Authorized U.S. Representative                      Date: March 29, 1999

/s/  Richard De Lange
------------------------------------------------
     Richard De Lange, Supervisory Board Member                                                              Date: March 29, 1999

/s/  Tina M. Wildes
------------------------------------------------
     Tina M. Wildes, Supervisory Board Member                                                                Date: March 29, 1999

/s/  Ellen P. Spangler
------------------------------------------------
     Ellen P. Spangler, Supervisory Board Member                                                             Date: March 29, 1999

/s/  Anthony P. Ressler
------------------------------------------------
     Anthony P. Ressler, Supervisory Board Member                                                            Date: March 29, 1999

/s/  John P. Cole, Jr.
------------------------------------------------
     John P. Cole, Jr., Supervisory Board Member                                                             Date: March 29, 1999