Form 10-Q
period 1999-03-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 1999-05-17
CIK 1070778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_________

                          Commission File No. 000-25365

                      United Pan-Europe Communications N.V.
             (Exact name of Registrant as specified in its charter)

              The Netherlands                             84-1116217
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the Registrant's common stock as of May 13, 1999 was:

129,246,123 ordinary shares, including
shares represented by American Depository Receipts

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets as of March 31, 1999 and December
     31, 1998 (Unaudited) ...................................................  2

   Condensed Consolidated Statements of Operations for the Three Months
     Ended March 31, 1999 and 1998 (Unaudited) ..............................  3

   Condensed Consolidated Statement of Shareholders' Equity (Deficit)
     for the Three Months Ended March 31, 1999 (Unaudited) ..................  4

   Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1999 and 1998 (Unaudited) .......................  5

   Notes to Condensed Consolidated Financial Statements (Unaudited) .........  7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 19

Item 3 - Quantitative and Qualitative Disclosure About Market Risk .......... 35

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................... 38

Item 2 - Changes in Securities and Use of Proceeds........................... 38

Item 5 - Other Information................................................... 39

Item 6 - Exhibits and Reports on Form 8-K.................................... 46

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
   (Stated in thousands of Dutch guilders, except share and per share amounts)
                                   (Unaudited)

                                                                                                         As of           As of
                                                                                                        March 31,     December 31,
                                                                                                          1999           1998
                                                                                                       ----------     ----------
ASSETS:
Current assets
    Cash and cash equivalents .....................................................................     1,062,002         29,571
    Restricted cash ...............................................................................        84,050         30,263
    Subscriber receivables, net of allowance for doubtful accounts of 8,362 and 9,260, respectively        42,140         12,886
    Costs to be reimbursed by affiliated companies, net of allowance for doubtful accounts of 139
        and 0, respectively .......................................................................        28,703         27,277
    Other receivables .............................................................................        49,045         25,845
    Inventory .....................................................................................        40,388         24,121
    Prepaid expenses and other current assets .....................................................        35,886         15,654
                                                                                                       ----------     ----------
                  Total current assets ............................................................     1,342,214        165,617
Marketable equity securities of parent, at fair value .............................................       248,319        101,097
Investments in and advances to affiliated companies, accounted for under the equity method, net ...       390,767        493,051
Property, plant and equipment, net of accumulated depreciation of 139,881 and 87,708, respectively      1,528,580        602,997
Goodwill and other intangible assets, net of accumulated amortization of 58,416 and 39,109,
    respectively ..................................................................................     1,454,742        680,032
Deferred financing costs, net of accumulated amortization of 2,376 and 9,288, respectively ........        35,681         21,663
Other assets ......................................................................................         3,269          3,322
                                                                                                       ----------     ----------
                   Total assets ...................................................................     5,003,572      2,067,779
                                                                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
    Accounts payable, including related party payables of 20,883 and 15,671, respectively .........       139,998        141,917
    Accrued liabilities ...........................................................................       131,655         56,840
    Subscriber prepayments and deposits ...........................................................       149,432         45,757
    Short-term debt ...............................................................................        48,921         63,322
    Note payable to shareholder ...................................................................        15,881        175,012
    Current portion of long-term debt .............................................................            --        113,519
                                                                                                       ----------     ----------
                      Total current liabilities ...................................................       485,887        596,367
Long-term debt ....................................................................................     1,279,240      1,174,749
Deferred taxes ....................................................................................        42,361          8,657
Deferred compensation .............................................................................         2,811        327,445
Other long-term liabilities .......................................................................         9,542          8,801
                                                                                                       ----------     ----------
                        Total liabilities .........................................................     1,819,841      2,116,019
                                                                                                       ----------     ----------

Minority interests in subsidiaries ................................................................        27,239         25,934

Shareholders' equity (deficit) (As adjusted for the 3:2 stock split, see Note 10)
    Priority stock, 0.661113 par value, 100 shares authorized,  100 and 0  shares
        issued, respectively ......................................................................            --             --
    Ordinary stock, 0.661113 par value, 200,000,000 shares authorized, 129,246,123
        and 92,285,604 shares issued, respectively ................................................        85,446         61,497
    Additional paid-in capital ....................................................................     3,836,929        672,016
    Deferred compensation .........................................................................       (85,445)            --
    Treasury stock, at cost, 0 and 9,198,135 shares of ordinary stock, respectively ...............            --       (110,385)
    Accumulated deficit ...........................................................................      (867,589)      (727,050)
    Other cumulative comprehensive income .........................................................       187,151         29,748
                                                                                                       ----------     ----------
                        Total shareholders' equity (deficit) ......................................     3,156,492        (74,174)
                                                                                                       ----------     ----------
                        Total liabilities and shareholders' equity (deficit) ......................     5,003,572      2,067,779
                                                                                                       ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Stated in thousands of Dutch guilders, except share and per share amounts)
                                   (Unaudited)

                                                                  For the Three Months
                                                                    Ended March 31,
                                                             ----------------------------
                                                                  1999            1998
                                                             ------------     -----------
Service and other revenue .................................       148,820          95,005
Operating expense .........................................       (67,067)        (30,899)
Selling, general and administrative expense ...............      (104,333)        (27,551)
Depreciation and amortization .............................       (63,198)        (48,457)
                                                             ------------     -----------
      Net operationg (loss) income ........................       (85,778)        (11,902)
Interest income ...........................................         4,911             814
Interest expense ..........................................       (38,245)        (22,734)
Gain on sale of assets ....................................        14,625              --
Foreign exchange (loss) gain and other expense ............       (15,335)         (4,894)
                                                             ------------     -----------
      Net loss before income taxes and other items ........      (119,822)        (38,716)
Share in results of affiliated companies, net .............       (20,272)        (14,139)
Minority interests in subsidiaries ........................           (77)            241
Income tax benefit (expense) ..............................          (368)            719
                                                             ------------     -----------
      Net loss ............................................      (140,539)        (51,895)
                                                             ============     ===========
Basic and diluted net loss per ordinary share(1) ..........         (1.31)          (0.56)
                                                             ============     ===========
Weighted-average number of ordinary shares
  outstanding(1) ..........................................   107,395,811      92,062,589
                                                             ============     ===========

(1) As adjusted for the 3:2 stock split (Note 10).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (2) (Stated in thousands of Dutch guilders except share and per share amounts)
                                   (Unaudited)

                                            Priority Stock          Ordinary Stock         Additional
                                      ----------------------     ---------------------      Paid-In      Deferred
                                       Shares        Amount      Shares (2)     Amount      Capital    Compensation
                                      --------    ----------     ----------     ------     ----------  ------------
Balances, December 31, 1998 ......          --            --     92,285,604     61,497       672,016         --

Change in par value of
   ordinary shares ...............          --            --             --       (486)          486         --

Issuance of priority shares ......         100            --             --         --            --         --

Issuance of ordinary shares in
  public offering, net of offering
   costs .........................          --            --     35,401,865     23,405     2,535,761         --

Issuance of convertible debt .....          --            --             --         --        29,006         --

Issuance of ordinary shares upon
    exercise of DIC option .......          --            --      1,558,654      1,030        88,619         --

Issuance of warrants .............          --            --             --         --        64,400         --

Change in stock option plan
    due to public offering .......          --            --             --         --       310,099    (31,772)

Deferred compensation expense
   related to stock options ......          --            --             --         --       136,542    (84,166)

Amortization of deferred
   compensation ..................          --            --             --         --            --     30,493

Unrealized gain on investment ....          --            --             --         --            --         --

Change in cumulative translation
    adjustments ..................          --            --             --         --            --         --

Net loss .........................          --            --             --         --            --         --
                                      --------    ----------    -----------    -------     ---------    -------
Balances, March 31, 1999 .........         100            --    129,246,123     85,446     3,836,929    (85,445)
                                      ========    ==========    ===========    =======     =========    =======

                                                                             Other
                                                                          Cumulative
                                           Treasury                      Comprehensive
                                   ----------------------   Accumulated     Income
                                    Shares (2)    Amount      Deficit     (Loss) (1)      Total
                                   -----------   --------   -----------   ----------  ----------
Balances, December 31, 1998 ...... (9,198,135)   (110,385)    (727,050)     29,748       (74,174)

Change in par value of
   ordinary shares ...............         --          --           --          --            --

Issuance of priority shares ......         --          --           --          --            --

Issuance of ordinary shares in
  public offering, net of offering
   costs .........................  9,198,135     110,385           --          --     2,669,551

Issuance of convertible debt .....         --          --           --          --        29,006

Issuance of ordinary shares upon
    exercise of DIC option .......         --          --           --          --        89,649

Issuance of warrants .............         --          --           --          --        64,400

Change in stock option plan
    due to public offering .......         --          --           --          --       278,327

Deferred compensation expense
   related to stock options ......         --          --           --          --        52,376

Amortization of deferred
   compensation ..................         --          --           --          --        30,493

Unrealized gain on investment ....         --          --           --     147,222       147,222

Change in cumulative translation
    adjustments ..................         --          --           --      10,181        10,181

Net loss ........................         --          --     (140,539)         --      (140,539)
                                   ----------    --------     --------     -------    ----------
Balances, March 31, 1999 .........         --          --     (867,589)    187,151     3,156,492
                                   ==========    ========     ========     =======    ==========

(1) As of December 31, 1998, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjusments of (12,649) and unrealized gain on investment of 42,397. As of March 31, 1999, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of (2,468) and unrealized gain on investment of 189,619.

(2) As adjusted for the 3:2 stock split (Note 10).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Stated in thousands of Dutch guilders)
                                  (Unaudited)


                                                                 For the Three Months
                                                                    Ended March 31,
                                                              ---------------------------
                                                                 1999             1998
                                                              ----------       ----------
Cash flows from operating activities:
Net loss ...............................................        (140,539)         (51,895)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
  Depreciation and amortization ........................          63,198           48,457
  Amortization of deferred financing costs .............             717            1,030
  Accretion of equity value of DIC Loan ................           4,323               --
  Share in results of affiliated companies, net ........          20,272           14,139
  Compensation expense related to stock options ........          36,560              406
  Minority interests in subsidiaries ...................              77             (241)
  Exchange rate differences in
    loans ..............................................           8,655            1,115
  Gain on sale of investment ...........................         (14,625)              --
  Loss on repayment of loan ............................           5,012               --
  Other ................................................             (31)           3,341
  Changes in assets and liabilities:
     (Increase) decrease in receivables ................         (30,443)           5,541
     Increase in inventories............................         (12,703)          (1,095)
     (Increase)  decrease in other non-current assets...              42             (401)
     Increase in other current liabilities .............          91,336           41,299
     Increase (decrease) in deferred taxes and other
       long-term liabilities ...........................          12,319           (1,914)
                                                              ----------       ----------
Net cash flows from operating activities ...............          44,170           59,782
                                                              ----------       ----------
Cash flows from investing activities:
Restricted cash (deposited) released, net ..............         (53,787)           5,836
Investments in and advances to affiliated companies, net          (7,161)              --
Capital expenditures ...................................        (124,187)         (33,970)
New acquisitions, net of cash acquired .................        (491,485)        (180,762)
Sale of affiliated companies ...........................          36,687               --
                                                              ----------       ----------
Net cash flows from investing activities ...............        (639,933)        (208,896)
                                                              ----------       ----------
Cash flows from financing activities:
Proceeds from initial public offering, net .............       2,669,551               --
Proceeds from exercise of option .......................          89,649               --
Proceeds from short-term borrowings ....................          16,011               --
Proceeds from long-term borrowings .....................         754,899          190,461
Deferred financing costs ...............................         (10,317)              --
Repayments of long and short-term borrowings ...........      (1,698,123)        (205,619)
(Repayments) borrowings on note payable to shareholder .        (157,437)         129,925
Repayments on short-term note ..........................         (36,358)              --
                                                              ----------       ----------
Net cash flows from financing activities ...............       1,627,875          114,767
                                                              ----------       ----------
Effect of exchange rates on cash .......................             319              (20)
                                                              ----------       ----------
Net increase (decrease) in cash and cash equivalents ...       1,032,431          (34,367)
Cash and cash equivalents at beginning of period .......          29,571          100,144
                                                              ----------       ----------
Cash and cash equivalents at end of period .............       1,062,002           65,777
                                                              ==========       ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Stated in thousands of Dutch guilders)
                                  (Unaudited)

                                                         For the Three Months
                                                           Ended March 31,
                                                        -----------------------
                                                          1999          1998
                                                        --------      --------
Non-cash investing and financing activities:
  Unrealized gain on investment ..................       147,222        43,604
                                                        ========      ========

  Issuance of warrants ...........................        64,400            --
                                                        ========      ========

Supplemental cash flow disclosures:
  Cash paid for interest .........................      (57,626)       (21,897)
                                                        ========      ========

  Cash received for interest .....................         4,138           814
                                                        ========      ========

Acquisition of 49% of UTH:
  Property, plant and equipment ..................      (349,306)           --
  Investments in affiliated companies ...........       (91,319)            --
  Goodwill .......................................      (560,880)           --
  Long-term liabilities ..........................       472,945            --
  Net current liabilities ........................        10,499            --
                                                        --------      --------
    Total cash paid ..............................      (518,061)           --
    Cash acquired ................................        26,576            --
                                                        --------      --------
                                                        (491,485)           --
                                                        ========      ========

Acquisition of Dutch Cable assets:
  Property, plant and equipment and other assets .            --      (106,000)
  Goodwill .......................................            --       (74,762)
                                                        --------      --------
    Total cash paid ..............................                    (180,762)
                                                        ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)
                                  (Unaudited)



1. Organization and Nature of Operations

        United Pan-Europe Communications, N.V. ("UPC" or the "Company") was established as a joint venture for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, United International Holdings, Inc. ("UIH"), a United States of America corporation, and Philips Electronics, N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. As a result of this transaction, UIH and Philips each owned a 50% interest in UPC. On December 11, 1997, UIH acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of UIH (subject to certain employee equity incentive compensation arrangements). In February 1999, UPC concluded an initial public offering. Through our broadband cable-based communications networks, UPC offers cable television services in 10 countries in Europe and in Israel and Internet/data and voice services in 6 and 4 Western European countries, respectively.

        The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of March 31, 1999:


Austria:
  Telekabel Group ("Telekabel Group") ...........................          95.0%
Belgium:
  Radio Public N.V./S.A. ("TVD") ................................         100.0%
Czech Republic:
  KabelNet ......................................................         100.0%
France:
  Mediareseaux Marne S.A. ("Mediareseaux") (1) ..................          99.6%
Hungary:
  Telekabel Hungary ("Telekabel Hungary") .......................         79.25%
  Monor Communications Group, Inc. ("Monor") ....................         44.75%
Ireland:
  Tara Televison Limited ("Tara") ...............................          80.0%
Israel:
  Tevel Israel International Communications Ltd. ("Tevel") ......          46.6%
Malta:
  Melita Cable TV P.L.C. ("Melita") .............................          50.0%
The Netherlands:
  United Telekabel Holding N.V. ("UTH") .........................         100.0%
Norway:
  Janco Multicom ("Janco Multicom") .............................         100.0%
Romania:
  Multicanal Holdings ...........................................         100.0%
  Control Cable Ventures ........................................         100.0%
  Eurosat .......................................................          51.0%
Slovak Republic:
  Trnavatel .....................................................          75.0%
  Kabeltel ......................................................         100.0%
Spain:
  Ibercom, Inc. ("IPS") .........................................          33.5%

(1) The minority shareholder holds warrants giving it the right to purchase for a nominal amount new shares corresponding to 4.6% of Mediareseaux's share capital. Accordingly, we have a 95% economic interest in Mediareseaux.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        In January 1999, UPC acquired programming assets from UIH through the issuance of new shares (see Note 3). As this acquisition was between entities under common control, the transaction was accounted for at historical cost, similar to pooling-of-interests accounting. It is generally accepted that, consistent with a pooling-of-interests accounting, prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of the parent's consolidated financial statements. Accordingly, we have restated all periods presented as if UPC had acquired the programming assets from UIH as of the date of UIH's initial investment.

        In management's opinion, all adjustments of a normal, recurring nature have been made which are necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. For a more complete understanding of the Company's financial position and results of operations see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH from inception through February 1, 1999, where because of certain minority shareholder's rights the Company accounted for its investment in UTH using the equity method of accounting. On February 17, 1999, UPC acquired the minority shareholder's interest in UTH and began consolidating UTH effective February 1, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Principles

        In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect on our financial statements.

        The AICPA recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. The Company adopted SOP 98-5 effective January 1, 1999 with no material effect on our financial statements.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions and Dispositions

UTH

      On August 6, 1998, UPC merged its Dutch cable television systems with those of NUON, forming a new company, UTH (the "UTH Transaction"), which was accounted for as the formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Following the merger, UPC held 51% of UTH. The agreement provided UPC with a call option to acquire an additional interest in UTH and NUON a put option to require UPC to purchase part of NUON's interest in UTH. The UTH shareholder agreement provided for essentially joint governance by NUON and UPC on almost all significant participating and protective type rights, accordingly, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting.

      On February 17, 1999, the Company acquired the remaining 49% of UTH from NUON (the "NUON Transaction") for NLG518.1 million. In addition, UPC repaid NUON and assumed from NUON a NLG33.3 million subordinated loan, including accrued interest, dated December 31, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating its investment in UTH. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

Property, plant and equipment .............................             349,306
Investments in affiliated companies .......................              91,319
Goodwill ..................................................             560,880
Long-term liabilities .....................................            (472,945)
Net current liabilities ...................................             (10,499)
                                                                       --------
                Total cash paid ...........................             518,061
                                                                       ========

      The following pro forma condensed consolidated operating results for the three months ended March 31, 1999 and 1998 give effect to the UTH Transaction and the NUON Transaction as if they both had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                            For the Three Months Ended               For the Three Months Ended
                                                  March 31, 1999                           March 31, 1998
                                      ---------------------------------------   -------------------------------------
                                          Historical            Pro Forma          Historical          Pro Forma
                                      --------------------   ----------------   -----------------   -----------------
Service and other revenue ........                148,820            168,664              95,005             133,162
                                      ===================   ================   =================   =================
Net loss .........................               (140,539)          (145,711)            (51,895)            (59,894)
                                      ===================   ================   =================   =================
Weighted-average number of
    ordinary shares outstanding ..            107,395,811        107,395,811          92,062,589          92,062,589
                                      ===================   ================   =================   =================
Basic and diluted net loss
     per ordinary share ..........                  (1.31)             (1.36)              (0.56)              (0.65)
                                      ===================   ================   =================   =================

Purchase of Programming Assets from UIH

      In January 1999, in exchange for 4,955,264 newly-issued ordinary shares, UIH sold to us their approximately 33.5% interest in IPS, a group of programming entities focusing on the Spanish and Portuguese-speaking markets. Because this was an exchange between entities under common control, we have restated our financial statements for all periods in which the operations of IPS were part of UIH's consolidated financial statements (see Note 2).

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Bratislava Cable TV System

      In March 1999, UPC reached final agreement with Siemens Austria ("Siemens") to purchase Siemens' 95.63% interest in SKT s.r.o., the company that owns and operates the cable TV system in Bratislava, Slovak Republic. The acquisition will increase UPC's subscribers in Eastern Europe by approximately 157,000. The completion of the purchase is subject to obtaining the approval of regulatory authorities. The purchase price for the 95.63% interest is approximately USD41.0 million. As of March 31, 1999, 84,050 has been placed in escrow for the acquisition.

Agreement for the Purchase of Time Warner Cable France

      In March 1999, UPC and Time Warner Entertainment reached a definitive agreement for the purchase by UPC of 100% of Time Warner Cable France, a company which controls and operates three cable TV systems in the suburbs of Paris and Lyon and the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999. The acquisition will increase UPC's subscriber base in France by approximately 64,000. The purchase price for Time Warner Cable France is approximately USD71.0 million.

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

                                                                        As of March 31, 1999
                         -----------------------------------------------------------------------------------------------------------
                               Investments in                                 Cumulative              Cumulative
                              and Advances to           Dividends         Share in Results of        Translation
                            Affiliated Companies        Received         Affiliated Companies        Adjustments          Total
                         ---------------------------  --------------   --------------------------   ---------------   --------------

A2000 ..............               171,469                     --              (9,981)                      --            161,488
Tevel ..............               191,716                (12,121)             (4,892)                   9,953            184,656
Melita .............                28,018                     --               1,994                      598             30,610
Monor ..............                 9,890                     --              (5,216)                 (14,911)           (10,237)
Xtra Music .........                11,601                     --              (1,502)                      53             10,152
IPS ................                10,419                     --                  (9)                   3,197             13,607
Other, net .........                   288                     --                 205                       (2)               491
                                ----------               --------             -------                  -------           --------
Total ..............               423,401                (12,121)            (19,401)                  (1,112)           390,767
                                ==========               ========             =======                  =======           ========

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                       As of December 31, 1998
                         -----------------------------------------------------------------------------------------------------------
                               Investments in                                 Cumulative              Cumulative
                              and Advances to           Dividends         Share in Results of        Translation
                            Affiliated Companies        Received         Affiliated Companies        Adjustments          Total
                         ---------------------------  --------------   --------------------------   ---------------   --------------

UTH (1) ................           272,508                   --               (22,780)                       --            249,728
Tevel ..................           191,716              (12,121)                 (777)                   (9,562)           169,256
Melita .................            28,018                   --                 1,985                      (141)            29,862
Telekabel Hungary
    Programming (2) ....            24,404                   --                (7,723)                     (787)            15,894
Monor ..................            21,358                   --                (4,916)                  (14,835)             1,607
Xtra Music .............            10,598                   --                (1,067)                       --              9,531
IPS ....................            10,419                   --                  (337)                    2,514             12,596
Other, net .............             4,568                   --                     9                        --              4,577
                                   -------              -------               -------                   -------            -------
Total ..................           563,589              (12,121)              (35,606)                  (22,811)           493,051
                                   =======              =======               =======                   =======            =======

(1) In February 1999, the Company acquired the remaining 49% of UTH and began consolidating UTH as of February 1, 1999 (See Note 3).
(2) Represents the Company's remaining investment in Telekabel Hungary Programming after the transaction with TWE. In March 1999, UPC sold the remaining investment in Telekabel Hungary Programming.



Summary financial information for UTH is as follows:
                                                                       For the
                                                                      One Month
                                                                        Ended
                                                                     January 31,
                                                                         1999
                                                                     -----------
Revenue ......................................................          19,844
Costs ........................................................         (12,629)
Depreciation and amortization ................................          (8,246)
                                                                       -------
     Net operating loss ......................................          (1,031)
Share in results of affiliated companies .....................          (5,022)
Financial charges and other ..................................          (4,768)
Income tax (provision) benefit ...............................             242
                                                                       -------
     Net loss ................................................         (10,579)
                                                                       =======

5. Marketable Equity Securities of Parent

      As of March 31, 1999, a subsidiary of UPC owned 2,784,620 shares of UIH Class A Common shares, valued at fair market value of 248,319. The fair market value of the shares at December 31, 1998 was 101,097, resulting in an unrealized gain of 147,222 for the three months ended March 31, 1999.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Property, Plant and Equipment

                                                          As of         As of
                                                        March 31,   December 31,
                                                          1999          1998
                                                       ----------   ------------
Cable distribution networks ......................      1,391,610      466,087
Subscriber premises equipment and converters .....        154,825      134,527
MMDS distribution facilities .....................         12,637       13,873
Office equipment, furniture and fixtures .........         29,152       35,294
Buildings and leasehold improvements .............         21,678       12,754
Other ............................................         58,559       28,170
                                                       ----------     --------
                                                        1,668,461      690,705
         Accumulated depreciation ................       (139,881)     (87,708)
                                                       ----------     --------
         Net property, plant and equipment .......      1,528,580      602,997
                                                       ==========     ========

7.    Goodwill and Other Intangible Assets

                                                          As of         As of
                                                        March 31,   December 31,
                                                          1999          1998
                                                       ----------   ------------
UTH ..............................................        729,387            --
Telekabel Group ..................................        389,412       389,513
Janco Multicom ...................................        169,865       165,494
Telekabel Hungary ................................         95,549        97,429
TVD ..............................................         42,362        42,189
UPC ..............................................         64,400            --
Other ............................................         22,183        24,516
                                                       ----------      --------
                                                        1,513,158       719,141
         Accumulated amortization ................        (58,416)      (39,109)
                                                       ----------      --------
         Net goodwill and other intangible assets       1,454,742       680,032
                                                       ==========      ========

8.   Short-Term Debt

Time Warner Note

      Short-term debt as of December 31, 1998 includes the USD18.0 million (34,020) non-interest bearing Time Warner Note. In March 1999, the Time Warner Note was repaid as TWE exercised its option to acquire our 50% interest in HBO Hungary and 100% interest in TV Max.

Telekabel Hungary Facility

      In October 1998, Telekabel Hungary entered into a DM65.6 million (74.0 million) six-month secured bridge facility. Availability under this facility depends on certain financial covenants. The DM49.2 million (55.5 million) international tranche of the facility and half of the DM16.4 million (18.5 million) local tranche bear interest at LIBOR plus 2.5% per annum plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at Budapest interbank offered rates for Hungarian forints, plus 2.5% per annum plus an additional cost of funding calculation. Telekabel Hungary is using the facility, among other things, to finance capital expenditures and to acquire minority shares in our Kabelkom systems. We have pledged our indirect 79.25% interest in Telekabel Hungary to secure the facility.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The facility also is secured by a pledge over certain assets of the Telekabel Hungary group and a negative pledge. As of March 31, 1999 and December 31, 1998, the amount outstanding under this facility totaled DM36.6 million (41.2 million) and DM26.0 million (29.3 million), respectively. In April 1999, a subsidiary of UPC paid the balance of the Telekabel Hungary Facility.

9. Long-Term Debt

                                                     As of          As of
                                                    March 31,    December 31,
                                                      1999           1998
                                               --------------   --------------

Senior Revolving Credit Facility.............        361,854          968,018
UTH Facility.................................        539,909                -
CNBH Facility................................        239,495                -
Bridge Bank Facility.........................              -          113,519
Mediareseaux Facility........................         59,821           40,344
Bank and other loans.........................         78,161          166,387
                                               --------------   --------------
                                                   1,279,240        1,288,268
         Less current portion................              -         (113,519)
                                               --------------   --------------
         Total...............................      1,279,240        1,174,749
                                               ==============   ==============

Senior Revolving Credit Facility

      In October 1997, UPC and Norkabel as borrowers entered into a 1,100,000 multi-currency revolving credit facility ("Senior Revolving Credit Facility") with a syndicate of banks. In December 1997, Telekabel Wien and the other members of the Telekabel Group also became borrowers under the Senior Revolving Credit Facility. Although not a borrower, TVD is a guarantor under the Senior Revolving Credit Facility. Norkabel was succeeded as a borrower by Janco Multicom after the merger of Janco and Norkabel. In February 1999, the facility amount was reduced from 1,100,000 to 1,000,000. As of March 31, 1999, the amount outstanding under the Senior Revolving Credit Facility for UPC, Telekabel Wien and Janco Multicom was 0, 197,421 and 164,433, respectively. Amounts advanced under the Senior Revolving Credit Facility bear interest at the London interbank offered rate ("LIBOR") plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The borrowings of the Company and its subsidiaries in Austria, Belgium and Norway are limited by financial covenants under the Senior Revolving Credit Facility. The principal amount of all borrowings by the Company and such subsidiaries may not exceed certain multiples of total annualized net operating cash flow for the Company and such subsidiaries. In addition, the principal amount of all borrowings of the Company and such subsidiaries may not exceed certain multiples of their cable television net operating cash flow. The Senior Revolving Credit Facility generally prohibits dividends and other distributions to shareholders of the Company unless, among other things, the Company achieves for at least two consecutive quarters certain financial ratios. The Senior Revolving Credit Facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and securities offerings.

Bridge Bank Facility

      In connection with the UPC Acquisition, the Company entered into the consolidated USD125.0 million term bridge bank facility ("Bridge Bank Facility") with a syndicate of banks. In February 1999, UPC repaid the Bridge Bank Facility with proceeds from the initial public offering.

UTH Facility

      In March 1999, UTH replaced their existing 690.0 million facility with a senior facility and additional shareholder loans. The senior facility consists of a Euro 340 million (750 million) revolving facility to N.V. Telekabel that will convert to a term facility on December 31, 2001. Euro 5 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. This facility

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was used to repay a portion of the UTH facility and for capital expenditures. The new facility will bear interest at the Euro Interbank Offered Rate plus a margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's operating cash flow. The new facility is secured, among other things, by a pledge over shares held by the borrower and will restrict N.V. Telekabel's ability to incur additional debt.

CNBH Facility

      In February 1998, CNBH entered into a secured 250.0 million ten-year term facility with a syndicate of banks led by Rabobank. In August 1998, this facility was increased to 266.0 million. Most of the proceeds were used to repay in full a Combivisie bridge facility entered into in connection with the acquisition of Combivisie (122.0 million) and a KTE bank facility (65.0 million). The remaining amount under this facility is available to finance certain capital expenditures. Beginning in 2001, CNBH will be required to apply 50% of its excess cash flow to prepayment of its facility. The facility restricts the payment of dividends and distributions and limits the amount of payments to us under our general services agreement. In January 1999, this facility was increased to 274.0 million. In connection with this facility, we entered into a project support agreement providing, among other things, for us to retain majority ownership of CNBH. In connection with this facility, CNBH also entered into a 5.0 million ten-year term working capital facility with Rabobank.

Mediareseaux Facility

      In July 1998, Mediareseaux entered into an 9.5 year term facility with a bank for an amount of French francs ("FRF")680 million ("Mediareseaux Facility"). The purpose of the facility is to finance on-going capital expenditures, working capital and acquisitions with a limit of FRF120 million. The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50% of its excess cash flow in prepaying the facility. The Mediareseaux Facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux secured a 9.5 year FRF20.0 million overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable. As of March 31, 1999 and December 31, 1998 an amount of FRF178,065 million (59,821) and FRF120,000 (40,344), respectively, was outstanding under the Mediareseaux Facility.

DIC Loan

      In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned the Company a total of USD90.0 million ("DIC Loan") to acquire the additional interests in Tevel and Melita. The DIC Loan matures in November 2000 and is secured by the Company's pledge of its ownership interest in Tevel. The DIC Loan bears interest at 8% and is payable, together with 106% of the principal amount, on maturity. The DIC Loan may be repaid on quarterly prepayment dates with three months' prior notice by the Company. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of USD90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90% of the initial public offering price. UPC allocated the USD90 million in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. Accordingly, the effective interest rate on the debt instrument exceeds the stated rate as set forth above. In February 1999, the option agreement was amended, resulting in a grant of two options of USD45.0 million each. In February 1999, DIC exercised the first option for USD45.0 million, and received 1,558,654 ordinary shares. UPC repaid USD45.0 million of the DIC Loan and accrued interest with the proceeds received from the option exercise. The remaining option to acquire USD45.0 million, plus accrued interest, of ordinary shares is at a price equal to the 30 day average closing price of our shares on the Amsterdam Stock Exchange, or the initial public offering price, whichever is higher. The remaining option is exercisable until September 30, 2000.

10. Shareholders' Equity

      In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3 for 2 stock split and an increase in the number of authorized ordinary shares to 200,000,000, which was legally effected before the Company's initial public offering. Therefore, all

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively restated to reflect this event. The Company's shareholders also approved the issuance of 100 priority shares, which have special approval and other rights, to UIH. In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 Class A preference shares and 200,000,000 Class B preference shares. All shares have a par value of Euro 0.30 (0.661113) per share.

Initial Public Offering

      During February 1999, the Company successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately 2,852,902 and 2,669,552, respectively. Also concurrent with the offering, proceeds were used to reduce the Senior Revolving Credit Facility (635,791, including accrued interest of 15,791), repay in its entirety the Bridge Bank Facility (110,021, net of the interest reserve account), acquire NUON's 49% interest in UTH (518,061), and the purchase from NUON of a 33,000 subordinated loan from UTH, including accrued interest( 33,279). Subsequent to the offering, we also repaid USD80.0 million (157,437) of the note payable to UIH.

Relationship with Microsoft

      On January 25, 1999, UPC and Microsoft Corporation ("Microsoft") signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC agreed to grant Microsoft warrants to purchase up to 3,800,000 shares or ADSs at Microsoft's option, at an exercise price of USD28.00. Half of these warrants are expected to be formally issued in the second quarter of 1999. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. Concurrent with the IPO, UPC recorded as contract acquisition rights approximately NLG64.4 million associated with the first half of the warrants. Such costs will be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend on the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met in accordance with EITF Issue No. 96-18.

11. Segment and Geographic Information

      The Company's business has historically been derived from our video entertainment segment. This service has been provided in various European countries where the Company owns and operates its systems. During 1997, the Company introduced Internet/data and during 1999 the Company introduced telephony in several of its systems.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company evaluates performance and allocates resources at the geographic country level. The key operating performance criteria used in this evaluation includes revenue growth and operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"). Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA as we please. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

      A summary of the segment information by geographic area is as follows:

                                     Revenue for the Three Months Ended March 31, 1999
                         --------------------------------------------------------------------------
                             Cable                       Internet/      Programming
                           Television     Telephony        Data           & Other          Total
                         -------------- -------------- ------------- ------------------ -----------
The Netherlands:
  Corporate, UPCtv.....             --             --            --              1,740       1,740
  chello...............             --             --            --                 --          --
  Priority Telecom.....             --             --            --                 --          --
  Operating companies..         32,735          7,034           663                 --      40,432
Austria................         43,625            245         4,647                 --      48,517
Belgium................          7,895             --           896                 --       8,791
Czech Republic.........          2,240             --            --                 --       2,240
Norway.................         24,080              6           187                 --      24,273
Hungary................         17,367             --            62                 --      17,429
France.................          3,126             18            18                 --       3,162
Other..................          1,845             --            --                391       2,236
                         -------------- -------------- ------------- ------------------ -----------
  Total................        132,913          7,303         6,473              2,131     148,820
                         ============== ============== ============= ================== ===========

                                      Revenue for the Three Months Ended March 31, 1998
                         --------------------------------------------------------------------------
                             Cable                       Internet/      Programming
                           Television     Telephony        Data           & Other          Total
                         -------------- -------------- ------------- ------------------ -----------
   ....................
The Netherlands:
  Corporate, UPCtv.....             --             --            --              2,577       2,577
  chello...............             --             --            --                 --          --
  Priority Telecom.....             --             --            --                 --          --
  Operating companies..         13,160            120            --                 --      13,280
Austria................         42,327             --           786                 --      43,113
Belgium................          8,931             --           177                 --       9,108
Czech Republic.........          1,998             --            --                 --       1,998
Norway.................         22,879             --            40                 --      22,919
Hungary................             --             --            --                 --          --
France.................          1,311             --            --                 --       1,311
Other..................            649             --            --                 50         699
                         -------------- -------------- ------------- ------------------ -----------
  Total................         91,255            120         1,003              2,627      95,005
                         ============== ============== ============= ================== ===========

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                 Adjusted EBITDA for the Three Months Ended March 31, 1999
                         --------------------------------------------------------------------------
                             Cable                       Internet/      Programming
                           Television     Telephony        Data           & Other          Total
                         -------------- -------------- ------------- ------------------ -----------
The Netherlands:
  Corporate, UPCtv......            --             --            --            (11,429)    (11,429)
  chello................            --             --       (12,054)                --     (12,054)
  Priority Telecom......            --           (328)           --                 --        (328)
  Operating companies...        16,923         (2,030)       (1,078)                --      13,815
Austria.................        24,836         (4,451)         (349)                --      20,036
Belgium.................         2,176             --        (1,356)                --         820
Czech Republic..........          (481)            --            --                 --        (481)
Norway..................        10,125         (3,194)       (2,455)                --       4,476
Hungary.................         5,942             --            (5)                --       5,937
France..................           (12)        (2,114)       (1,006)                --      (3,132)
Other...................           415             --            --             (4,095)     (3,680)
                         -------------- -------------- ------------- ------------------ -----------
  Total.................        59,924        (12,117)      (18,303)           (15,524)     13,980
                         ============== ============== ============= ================== ===========

                                  Adjusted EBITDA for the Three Months Ended March 31, 1998
                         --------------------------------------------------------------------------
                             Cable                       Internet/      Programming
                           Television     Telephony        Data           & Other          Total
                         -------------- -------------- ------------- ------------------ -----------

The Netherlands:
  Corporate, UPC TV.....            --             --            --             (4,139)     (4,139)
  chello................            --             --          (226)                --        (226)
  Priority Telecom......            --             --            --                 --          --
  Operating companies...         8,710             38            --                 --       8,748
Austria.................        24,245           (235)       (1,263)                --      22,747
Belgium.................         3,721             --          (965)                --       2,756
Czech Republic..........          (918)            --            --                 --        (918)
Norway..................         9,414            (65)         (186)                --       9,163
Hungary.................            --             --            --                 --          --
France..................          (821)            --            --                 --        (821)
Other...................           462             --            --               (811)       (349)
                         -------------- -------------- ------------- ------------------ -----------
  Total.................        44,813           (262)       (2,640)            (4,950)     36,961
                         ============== ============== ============= ================== ===========

Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                                  For the Three Months
                                                                   Ended March 31,
                                                              ------------------------
                                                                1999             1998
                                                                ----             ----
Adjusted EBITDA...........................................     13,980           36,961
Depreciation and amortization.............................    (63,198)         (48,457)
Stock-based compensation .................................    (36,560)            (406)
                                                             ---------        ---------
      Net operationg (loss) income........................    (85,778)         (11,902)
Interest income...........................................      4,911              814
Interest expense..........................................    (38,245)         (22,734)
Gain on sale of assets....................................     14,625                -
Foreign exchange (loss) gain and other expense............    (15,335)          (4,894)
                                                             ---------        ---------
      Net loss before income taxes and other items........   (119,822)         (38,716)
Share in results of affiliated companies, net.............    (20,272)         (14,139)
Minority interests in subsidiaries........................        (77)             241
                                                            ---------        ---------
      Net loss before income benefit (expense)............   (140,171)         (52,614)
                                                            =========        =========

                                         Total Assets
                           --------------------------------------
                                 As of               As of
                               March 31,          December 31,
                                  1999                1998
                           ------------------  ------------------
 The Netherlands:
   Corporate, UPC TV....           1,568,187             567,264
   chello...............              13,841               6,617
   Priority Telecom.....                 264                 174
   Operating companies..           1,861,417                   -
 Austria................             657,506             644,791
 Belgium................             112,430             109,331
 Czech Republic.........              19,741              21,730
 Norway.................             455,049             414,038
 Hungary................             171,974             164,280
 France.................             119,045              96,563
 Other..................              24,118              42,991
                           ------------------  ------------------
   Total................           5,003,572           2,067,779
                           ==================  ==================

12. Comprehensive Income

     The components of total comprehensive income are as follows:

                                                   For the Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      1999            1998
                                                  --------------  --------------
Net loss..........................................     (140,539)        (51,895)
Other comprehensive loss:
    Change in cumulative translation adjustments..       10,181          (6,218)
    Change in unrealized gain on investments......      147,222          43,604
                                                  --------------  --------------
          Total comprehensive loss................       16,864         (14,509)
                                                  ==============  ==============

13. Subsequent Events

      Agreement to Acquire GelreVision

            In April 1999, UTH and Gamog reached in principal an agreement for the acquisition of Gamog's cable company, GelreVision, for approximately 243.0 million. The acquisition will increase UTH's existing subscriber base by 131,000. The acquisition is expected to close in the third quarter of 1999.

      Acquisition of Additional Interest in IPS

            In April 1999, a subsidiary of UPC and Disney/ABC International Television, Inc. ("Disney") entered into an agreement with the 33.0% shareholder of IPS whereby UPC and Disney each agreed to acquire 16.5% of the other shareholder's 33.0% interest. After the acquisition, UPC and Disney each hold a 50% interest in IPS. UPC's portion of the purchase price is USD7.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions about matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to manage and grow our newer telephone and Internet/data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. Our statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that relate to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations covers the three months ended March 31, 1999 and 1998, as restated to include Monor Communications Group, Inc., Tara Television Limited, and Ibercom, Inc. for all periods in which their operations were part of UIH's consolidated results, and should be read together with our condensed consolidated financial statements and related notes included elsewhere herein. These condensed consolidated financial statements provide additional information regarding our financial activities and condition.

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

      As of March 31, 1999, we consolidate the results from our systems in Austria, Belgium, Norway, The Netherlands (other than A2000), France, Hungary, (other than Monor) the Czech Republic, Romania, the Slovak Republic and our programming interests in Ireland. Unconsolidated systems include our interests in the Dutch (A2000), Israeli, Maltese and Hungarian (Monor) systems, and programming interests in Spain. We account for these unconsolidated systems using the equity method of accounting. During the year ended December 31, 1998, we consolidated some of our Dutch systems for a seven-month period ended July 31, 1998. Thereafter, all of the Dutch systems were accounted for using the equity method. On February 17, 1999, we acquired the remaining 49% interest in UTH, our Dutch holding company, and began consolidating the results of UTH's systems other than A2000 effective February 1, 1999. We began consolidating our system in Hungary in July 1998.

                                 History of UPC

      Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in consolidated revenues and expenditures.



January 1998                    Effective January 1, 1998, we acquired the
  CNBH Formation and       Combivisie cable television systems in the region
  Combivisie Acquisition   surrounding our KTE system in The Netherlands for a
                           purchase price of NLG180.8 million. Effective January
                           1, 1998, we combined the Combivisie and KTE systems to form CNBH and consolidated the results of CNBH through July 31, 1998 (see UTH Formation).



June 1998                       On June 29, 1998, we acquired from Time Warner
                           Eastern Europe Entertainment Company L.P.("TWE") 50% of Kabelkom, the Transactions Hungarian cable television system holding company, increasing our ownership to 100%. The purchase price was approximately USD27.5 million, USD9.5 million of which was payable in cash and USD18.0 million by delivery of a non-interest bearing note. We gave TWE the option, exercisable until March 26, 1999, to purchase 50% of the Hungarian programming businesses formerly held by Kabelkom, including HBO Hungary, and 100% of TV Max, a Czech and Slovak Republic programming business, for approximately USD18.25 million. Effective June 30, 1998, we combined our interest in Kabelkom with Kabeltel, a group of Hungarian cable television systems located in Budapest and other large Hungarian cities, forming Telekabel Hungary. We own 79.25% of Telekabel Hungary, Hungary's largest cable television operator, and started consolidating its results as of such date. In March 1999, TWE exercised its option to purchase our Hungarian programming business and TV Max.

August 1998          In August 1998, UPC and NUON combined all of our Dutch
 UTH Formation   broadband cable television and telecommunications businesses to form UTH. We contributed 100% of CNBH and 50% of A2000 for our 51% interest in UTH. NUON contributed 100% of Telekabel Beheer.
                 UPC and NUON agreed on the relative values of the respective assets and NUON made a small balancing payment of approximately
                 NLG2.0 million for its 49% interest. As a result of the creation of UTH, effective August 1, 1998, we did not consolidate the results of CNBH and accounted for UTH using the equity method of accounting. As described below, however, we purchased the other 49% of UTH in February 1999 and began consolidating UTH effective February 1, 1999.

November 1998        We held our interest in the Israeli, Maltese and Irish
 Increase in     operating systems through a partnership with a subsidiary of
 Israeli and     Tele-Communications International, Inc. In November 1998, we
 Maltese Systems acquired Tele-Communications International's indirect 23.3% and
 Ownership       25.0% interests in the Israeli and Maltese systems for
                 approximately USD88.5 million, net of closing adjustments, doubling our respective interests in these systems to 46.6% and 50%, respectively. We financed this acquisition through a loan from our primary partners in the Israeli operating system.




November 1998        As part of the Israeli and Maltese transaction described
 Sale of Irish   above, in November 1998, we purchased from Riordan
 System          Communications Ltd., an indirect 5% interest in an Irish multi-
                 channel television system and 5% of Tara Television Limited, a company providing Irish programming to the U.K. markets. The purchase price was 384,531 shares of UIH we indirectly held. In
                 November 1998, we sold the newly-acquired 5% interest in the Irish multi-channel television system, together with our previously-held 20% interest in this system, to Tele-
                 Communications International, Inc. The purchase price for this transaction was USD20.5 million, offsetting part of the purchase price payable for the Israeli and Maltese systems.

December 1998        In December 1998, UIH sold to us in exchange for 6,330,340
 Purchase of     of our ordinary shares UIH's:
 Monor and Tara
 from UIH        -     44.75% economic interest in Monor Communications Group
                       Inc., ("Monor") a company that operates a traditional telephone system in the Monor region of Hungary.
                 -     75% interest in Tara Television Limited ("Tara"), a
                       company with revenues of approximately NLG1.3 million for the year ended December 31, 1998.

                     Because this was an exchange between companies under common control, we have restated our financial statements for all periods in which the operations of these companies were part of UIH's consolidated financial statements.

February 1999        In February 1999, UIH sold to us, in exchange for 4,955,264
 Purchase of     of our ordinary shares, UIH's approximately 33.5% interest in
 IPS from UIH    Ibercom, Inc. ("IPS"), a group of programming entities focusing on the Spanish- and Portuguese-speaking markets. IPS had revenues of approximately NLG34.0 million for the year ended
                 December 31, 1998.

                     Because this was an exchange between companies under common control, we have restated our financial statements for all periods in which the operations of IPS were part of UIH's consolidated financial statements.

February 1999        On February 17, 1999, UPC acquired NUON's 49% ownership
 Purchase of     interest in UTH for NLG518.1 million. In addition, UPC
 UTH Minority    purchased from NUON a NLG33.3 million subordinated loan,
 Interest        including interest, dated December 23, 1998 owed by UTH to
                 NUON. We paid for the entire purchase price and loan totaling
                 NLG551.4 million in cash on
                    closing. Effective February 17, 1999, we own 100% of UTH and began consolidating UTH as of February 1, 1999.

March 1999               In March 1999, UPC reached final agreement with Siemens
 Acquisition of     Austria ("Siemens") to purchase Siemens' 95.63% interest in
 Bratislava         SKT s.r.o., the company that owns and operates the cable TV
 Cable TV System    system in Bratislava, Slovak Republic. The completion of the purchase is subject to obtaining the approval of regulatory authorities. The acquisition will increase UPC's subscriber base in Eastern Europe by approximately 157,000. The purchase price for the 95.63% interest is approximately
                    USD41.0 million.

March 1999               On March 29, 1999, UPC reached a definitive agreement
 Agreement to       with Time Warner Entertainment for the purchase by us of
 purchase           100% of Time Warner Cable France, a company which controls
 Time Warner Cable  and operates three cable TV systems with subscribers of
 France             approximately 64,000 in the suburbs of Paris and Lyon and
                    the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999. The purchase price is approximately USD71.0 million.

April 1999               In April 1999, UTH and Gamog reached in principal an
 Agreement to       agreement for the acquisition by UTH of Gamog's cable
 purchase           company, GelreVision. The acquisition, which will increase
 GelreVision        UTH's existing subscriber base by 131,000, is expected to
                    close in the third quarter of 1999. The purchase price is approximately 243.0 million.

April 1999               In April 1999, a subsidiary of UPC and Disney/ABC
 Agreement to       International Television, Inc. ("Disney") entered into an
 purchase           agreement with the 33.0% shareholder of IPS whereby UPC
 additional         and Disney each agreed to acquire 16.5% of the other
 interest in IPS    shareholder's 33.0% interest. After the acquisition, UPC
                    and Disney each hold a 50% interest in IPS. UPC's portion of the purchase price is USD7.6 million.

                             Results of Operations

      The following table sets forth information from, or derived from, our condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998.

                                                          For the Three Months
                                                             Ended March 31,
                                                         ---------------------
                                                           1999          1998
                                                         --------      -------
                                                     (Dutch guilders, in thousands)
Service and other revenue ...........................     148,820       95,005
Operating expense ...................................     (67,067)     (30,899)
Selling, general and administrative expense .........    (104,333)     (27,551)
Depreciation and amortization .......................     (63,198)     (48,457)
                                                         --------      -------
      Net operating income (loss) ...................     (85,778)     (11,902)
Interest income .....................................       4,911          814
Interest expense ....................................     (38,245)     (22,734)
Gain on sale of assets ..............................      14,625           --
Foreign exchange gain (loss) and other expense ......     (15,335)      (4,894)
                                                         --------      -------
      Net loss before income taxes and other items ..    (119,822)     (38,716)
Share in results of affiliated companies, net .......     (20,272)     (14,139)
Minority interests in subsidiaries ..................         (77)         241
Income tax benefit (expense) ........................        (368)         719
                                                         --------      -------
Net loss ............................................    (140,539)     (51,895)
                                                         ========      =======
Other information:
Adjusted EBITDA
      Net operating income (loss) ...................     (85,778)     (11,902)
Depreciation and amortization .......................      63,198       48,457
Stock based compensation ............................      36,560          406
                                                         --------      -------
Consolidated Adjusted EBITDA (1).....................      13,980       36,961
                                                         ========      =======
As a Percentage of Revenue:
Operating expense ...................................        45.1%        32.5%
Selling, general and administrative expense .........        70.1%        29.0%
Adjusted EBITDA (1)..................................         9.4%        38.9%
Depreciation and amortization .......................        42.5%        51.0%

   (1) Adjusted EBITDA represents earnings before net interest expense, income tax expense, depreciation, amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA as we please. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

Revenue

     During the three months ended March 31, 1999, our revenue increased NLG53.8 million to NLG148.8 million from NLG95.0 million for the three months ended March 31, 1998, a 56.6% increase. Of this increase, approximately NLG41.7 million resulted from increased cable television revenue, NLG7.2 million resulted from increased telephony revenue and NLG5.5 million resulted from increased Internet/data revenue. These increases were partially offset by a decrease of NLG0.5 million in revenue from other services. The increase in cable television revenue primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. For the period from February 1, 1999 through March 31,1999, cable television revenue from UTH was NLG32.7 million, as compared to cable television revenue from CNBH, UPC's only consolidated Dutch system for the three months ended March 31, 1998, of NLG13.2 million. Total cable television revenue of Telekabel Hungary was NLG17.4 million for the three months ended March 31, 1999 as compared with NLG0 for the three months ended March 31, 1998. The balance of the increase in cable television revenue came from subscriber growth. The increase in telephony revenue is primarily a result of the consolidation of UTH. Internet/data revenue increased primarily due to increased Internet subscribers in Austria, Belgium and the Netherlands.

Operating Expense

      During the three months ended March 31, 1999, our operating expense increased NLG36.2 million to NLG67.1 million from NLG30.9 million for the three months ended March 31,1998, an increase of 117.2%. Of this increase, approximately NLG15.3 million resulted from increased cable television operating costs, NLG8.3 million resulted from increased telephony operating costs, NLG9.2 million resulted from increased Internet/data operating costs and NLG3.4 resulted from increased operating costs for other services. The increase in cable television operating costs primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. For the period from February 1, 1999 through March 31,1999, cable television operating costs from UTH were NLG7.7 million, as compared to cable television operating costs from CNBH, UPC's only consolidated Dutch system for the three months ended March 31, 1998, of NLG2.7 million. Total cable television operating costs of Telekabel Hungary were NLG6.0 million for the three months ended March 31, 1999 as compared with NLG0 for the three months ended March 31, 1998. The balance of the increase in cable television operating costs came from subscriber growth. The increase in telephony operating costs is primarily a result of the consolidation of UTH, as well as continued development of our telephony business. The increase in Internet/data operating costs is attributable to development of chello and increased Internet/data operating company costs. UPC launched chello in March 1999 and will begin recognizing revenue in the second quarter of 1999. Included in the increase in other operating expenses is an increase in Tara's operating expenses of NLG1.4 million over the comparable period in 1998. We expect operating expense as a percentage of revenue to increase as new video, telephone and Internet/data services are introduced.

Selling, General and Administrative Expense

      During the three months ended March 31, 1999, our SG&A expense increased NLG76.8 million to NLG104.3 million from NLG27.6 million for the three months ended March 31, 1998, an increase of 278.3%. A substantial portion of this increase, and the increase as a percentage of revenue, results from a stock-based compensation charge of NLG36.6 million attributable to our stock option plans for the three months ended March 31, 1999, compared to NLG0.4 million for the same period in 1998. Of the remaining increase in SG&A expense, NLG11.2 million is an increase in cable television SG&A expense, NLG10.8 million is an increase in telephony SG&A expense, NLG11.9 million is an increase in Internet SG&A expense (excluding NLG0.7 of chello stock-based compensation for the three months ended March 31, 1999) and NLG6.3 million is an increase in corporate and other SG&A costs. The increase in cable television SG&A costs is primarily attributable to the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary as of July 1, 1998. For the period from February 1, 1999 through March 31,1999, cable television SG&A costs from UTH were NLG8.1 million, as compared to cable television SG&A costs from CNBH, UPC's only consolidated Dutch system for the three months ended March 31, 1998, of NLG1.8 million. Total cable television SG&A costs of Telekabel Hungary were NLG5.4 million for the three months ended March 31, 1999 as compared with NLG0 for the three months ended March 31, 1998. The increase in telephony SG&A expenses is a combination of the consolidation of UTH, as well as increased development and the launch of telephony services in Austria, Norway and France in the first quarter of 1999. The increase in Internet SG&A expenses is also attributable to further development and launch preparation costs. Included in the increase in other operating expenses is an increase in SG&A expense related to programming of NLG3.6 million compared to the same period in 1998. We expect selling, general and administrative costs as a percentage of revenue to decrease in the future as the new video, telephone and Internet/data services mature.

Depreciation and Amortization

      During the three months ended March 31, 1999, our depreciation and amortization expense increased NLG14.7 million to NLG63.2 million from NLG48.5 million for the three months ended March 31, 1998, a 30.3% increase. The increase is primarily due to additional depreciation and amortization from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. The remaining increase comprised additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

      On January 25, 1999 UPC and Microsoft Corporation ("Microsoft") entered into a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, we have agreed to grant Microsoft warrants to purchase up to 3,800,000 ADSs or ordinary shares, at Microsoft's option, at an exercise price of USD28.00 per ordinary share or ADS. Half of these warrants are expected to be formally issued in the second quarter of 1999. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. Concurrent with our initial public offering, we recorded as contract acquisition rights approximately NLG64.4 million associated with the first half of the warrants. Such costs will be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend upon the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met, in accordance with EITF Issue No. 96-18.

Operating Income (Loss)

      During the three months ended March 31, 1999, operating loss increased NLG73.9 million to NLG85.8 million from NLG11.9 million, a 621.0% increase. Approximately 49.0% of this increase resulted from the stock-based compensation charge of NLG36.6 million related to our stock option plans. A substantial portion of the remaining increase in net operating loss is due to the focus on the continued development of our telephony and Internet/data services.

      We believe the introduction of telephone services and Internet/data services will have a significant negative impact on operating income (loss) during 1999. Thereafter, this negative impact is expected to decline. The financial effect of the development of our video programming businesses and the construction of our digital distribution platform will depend upon our ability to find joint venture partners for these new investments. If we are unable to find joint venture partners for these new investments, we will be required to consolidate all of the losses of these new investments. During the three months ended March 31, 1999, such losses were consolidated.

Interest Expense

      During the three months ended March 31, 1999, interest expense increased NLG15.5 million to NLG38.2 million from NLG22.7 million during the same period in 1998, a 68.3% increase. This increase was due primarily to increases in interest cost related to the DIC Loan, consolidation of the NUON Facility and the acquisition of Telekabel Hungary in June 1998.

Foreign Exchange Gain (Loss) and Other Expense

      Foreign exchange gain (loss) and other expense reflected a loss of NLG15.3 million for the three months ended March 31, 1999 as compared to a loss of NLG4.9 million for the same period in 1998. The foreign exchange loss during the three months ended March 31, 1999 was due primarily to a decrease in the value of the Dutch guilder in relation to the U.S. dollar as compared to December 31, 1998. Subsequent to December 31, 1998, we repaid a significant portion of our remaining U.S. dollar-denominated indebtedness with proceeds from our initial public offering.

Share in Results of Affiliated Companies, Net

      The table below sets forth our share in results of affiliated companies for the applicable periods.

                                                                      For the Three Months
                                                                         Ended March 31,
                                                              -----------------------------------
                                                                    1999               1998
                                                              -----------------   ---------------
                                                                (Dutch Guilders, in thousands)
A2000 ......................................................         (9,981)          (11,387)
UTH ........................................................         (5,407)               --
Hungary (Kabelkom, programming and cable television) .......           (219)             (856)
UII Partnership (Israel, Ireland, Malta) (2) ...............             --              (441)
Tevel (2) ..................................................         (4,116)               --
Melita (2) .................................................             10                --
Monor ......................................................           (300)             (612)
Xtra Music .................................................           (435)               --
Other (1) ..................................................            176              (843)
                                                                    --------          --------
Total ......................................................        (20,272)          (14,139)
                                                                    ========          ========

(1) "Other" shows in 1998, our share in results from Spain, France and Germany, in 1999 our share in results from Spain and a Czech and Slovak Republic programming business.
(2) Historically, we held our interests in Israel, Ireland and Malta in UII, a general partnership. In November 1998, we acquired our partner's interest in Tevel and Melita and sold our interest in PHL.


      For the three months ended March 31, 1999, our share in net losses of affiliated companies increased to NLG20.3 million from NLG14.1 million for the three months ended March 31, 1998, a 44.0% increase. A substantial portion of the increase in share in net losses was attributable to our 51% investment in UTH, accounted for as an equity investment until February 1, 1999 when we acquired the remaining 49% and began consolidating the investment. Additional increased losses are also attributable to additional amortization of goodwill related to our acquisition of an additional 23.3% and 25% interest in Melita and Tevel, respectively, in November 1998. The increase in losses from Tevel also result from losses incurred by Tevel resulting from goodwill amortization and financing expense related to Tevel's acquisition of Guanim Cable Television Ltd in the second half of 1998.

                           Statements of Cash Flows

      We had cash and cash equivalents of NLG1,062.0 million as of March 31, 1999, an increase of NLG1,032.4 million from NLG29.6 million as of December 31, 1998.

                                                          For the Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                           1999          1998
                                                         --------      -------
                                                     (Dutch guilders, in thousands)
Cash flows from operating activities ................      44,170       59,782
Cash flows from investing activities ................    (639,933)    (208,896)
Cash flows from financing activities ................   1,627,875      114,767
Effect of exchange rates on cash ....................         319          (20)
                                                        ---------     --------
Net increase (decrease) in cash and cash equivalents    1,032,431      (34,367)
Cash and cash equivalents at beginning of period ....      29,571      100,144
                                                        ---------     --------
Cash and cash equivalents at end of period ..........   1,062,002       65,777
                                                        =========     ========

Cash Flows from Operating Activities

      During the three months ended March 31, 1999, net cash flow from operating activities decreased NLG15.6 million to NLG44.2 million from NLG59.8 million for the comparable period in 1998, a 26.1% decrease. This decrease was primarily related to increased cash needs for working capital and the consolidation of UTH as of February 1, 1999.

Cash Flows from Investing Activities

      We used approximately NLG639.9 million of cash in investing activities during the three months ended March 31, 1999, compared to NLG208.9 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, cash was used principally for the acquisition of UTH, which represented NLG491.5 million, net of cash acquired, and for capital expenditures for property, plant and equipment, including other tangible assets such as system upgrade and new-build activities, which represented NLG124.2 million. Also during the three months ended March 31, 1999, we had a net increase in restricted cash from the deposit of NLG84.1 million for the acquisition of Bratislava and the release of NLG30.3 million of restricted cash upon pay-off of the bridge bank facility. During this period we made a net investment in affiliates of NLG7.2 million and received proceeds from the sale of our Hungarian programming assets of NLG36.7 million.

      For the three months ended March 31, 1998, our primary use of cash for investing activities was the acquisition of Combivisie for NLG180.8 million. We also used cash for capital expenditures of NLG34.0 million, which was partially offset by a decrease in restricted cash of NLG5.8 million.

Cash Flows from Financing Activities

      We had NLG1,627.9 million of cash flows from financing activities during the three months ended March 31, 1999, as compared to NLG114.8 million for the three months ended March 31, 1998. Principal sources of cash include net proceeds from our initial public offering of NLG2,669.6 million. Additional sources of cash were from short-term borrowings of NLG16.1 million and long-term borrowings of NLG754.9 million, which includes borrowings on the UTH facility of NLG 539.9 million, borrowings under the senior credit facility of NLG195.5 million and borrowings under the Mediareseaux facility of NLG19.5 million. Concurrent with the public offering DIC exercised its option to acquire shares for proceeds of NLG89.6 million, which we used to pay USD45.0 million (NLG87.8) of the DIC Loan. We used proceeds from the public offering to pay NLG620.0 million of the senior revolving credit facility, NLG110.0 million of the bridge bank facility and the note payable to UIH of NLG157.4 million. An additional NLG191.0 million of the senior revolving credit facility was paid by Telekabel Wein. As part of the acquisition of UTH, we also paid a loan to NUON of NLG33.0 million. In March, UTH paid off its existing credit facility of NLG625.2 million with a new facility, plus funding from UPC. We paid down other loans of NLG31.1 million. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner note totaling NLG36.4 million.

      During the three months ended March 31, 1998 our primary source of cash was borrowings from UIH of NLG129.9 million and from our senior revolving credit facility and CNBH's major facility of NLG190.5. We repaid long and short-term borrowings from our bridge bank facility and KTE facility of NLG205.6 million.

                       Consolidated Capital Expenditures

      The table below sets forth our consolidated capital expenditures for the three months ended March 31, 1999 and 1998. The historical information below does not reflect capital expenditures by A2000, UTH (through February 1, 1999), Tevel or other unconsolidated systems. CNBH has been deconsolidated as of August 1, 1998; its capital expenditures are included for the three months ending March 31,1998. UTH was consolidated as of February 1, 1999 and its capital expenditures for the two months ended March 31, 1999 are included in the capital expenditures for the three months ended March 31, 1999.

                                                       For the Three Months
                                                         Ended March 31,
                                                  ------------------------------
                                                        1999           1998
                                                  --------------   -------------
                                                  (Dutch guilders, in thousands)
Cable Network:
      Upgrade ....................................      29,338       14,775
      New build ..................................      14,950        8,362
                                                      --------      -------
      Total Cable Network ........................      44,288       23,137

Master Telecom Center:
      Video services .............................       1,998        1,116
      Cable telephone (Priority Telecom) .........      14,857          112
      Internet/data services .....................       5,871          170
                                                      --------      -------
            Total Master Telecom Center ..........      22,726        1,398

Customer Premise Equipment (CPE):
      Video services .............................       6,953        2,935
      Cable telephone (Priority Telecom) .........         215           --
      Internet/data services .....................       6,181          651
                                                      --------      -------
            Total CPE ............................      13,349        3,586

Support Systems and Equipment (SSE) ..............       7,108        1,810
Land, buildings, leasehold and other..............      31,328        2,479
                                                      --------      -------
            Total SSE and Other ..................      38,436        4,289

New Businesses:
      chello broadband ...........................       4,937           --
      Digital distribution platform ..............          --           --
                                                      --------      -------
            Total New Businesses .................       4,937           --

                Other ............................         451        1,560
                                                      --------      -------
      Total Capital Expenditures .................     124,187       33,970
                                                      ========      =======

Cable Network

      Since our formation as a joint venture, we have been aggressively upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and Internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction.

      We expect that the upgrade of the cable network and related equipment will cause us to write-off some of our existing cable network and equipment. We do not expect the write-off to be significant, except in certain limited circumstances where it will be necessary to rebuild the network. While there are some exceptions, most of the existing cable plant and related equipment has been in service for over ten years and the remaining book value is very low. While we believe the upgrade will extend the life of our existing plant, we do not anticipate extending the useful life of our existing coaxial cable and equipment for financial reporting purposes.

      During the three months ended March 31, 1999, we spent approximately NLG44.3 million in cable network capital expenditures. For fiscal 1999, we have budgeted cable network capital expenditures of approximately NLG407.8 million.

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

      During the three months ended March 31, 1999, we spent approximately NLG22.7 million for master telecom center equipment. For 1999, we have budgeted capital expenditures for master telecom center equipment of approximately NLG82.7 million.

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

      During the three months ended March 31, 1999, we spent approximately NLG13.3 million on customer premise equipment. For 1999, we have budgeted capital expenditures for customer premise equipment of approximately NLG152.0 million. We recently entered into agreements with Philips and General Instruments for the development and purchase of an integrated digital set-top box for video and Internet/data services, as well as for Internet-based telephone.

Support Systems and Equipment

      Support systems and equipment includes ancillary systems such as operational and business support systems, including network management, customer care, inventory and billing. During the three months ended March 31, 1999, we spent NLG38.4 million in total support systems and equipment. For 1999, we have budgeted NLG52.8 million for support systems and equipment.

New Businesses

      In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband and our digital distribution platform, require capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment. For the three months ended March 31, 1999, we incurred capital expenditures of approximately NLG4.9 million for chello broadband. We have budgeted for 1999 approximately NLG42.5 million and NLG35.5 million, respectively, for capital expenditures for chello broadband and our digital distribution platform.

New Businesses - Revenue, Operating Expenses and SG&A Expenses

      During late 1997 we introduced Internet/data service as a product offering in our consolidated systems. During 1998 we began the development of several other new businesses including chello broadband, Priority Telecom and UPC tv. During 1998 the Internet/data service business and telephony business were developed at both local country operating companies and at the corporate Pan-European level. The information provided below provides an overview of the revenues, operating expenses and SG&A expenses for the three months ended March 31, 1999 and 1998 related to these new services in relation to our cable television business. Historically, we did not fully allocate overhead and general and administrative expenses to these new businesses. Full allocation began in 1999.

                                       For the Three Months Ended March 31, 1999
                                      ------------------------------------------
                                                     Operating           SG&A
                                       Revenue        Expenses(2)      Expenses
                                      ---------       --------        ----------
Cable Television                        132,913        (44,016)         (28,973)
Telephony:
   Operating companies                    7,303         (8,274)         (10,818)
   Priority Telecom                          --             --             (328)
Internet/data:
   Operating companies                    6,473         (6,358)          (6,364)
   chello(1)                                 --         (4,210)          (8,504)
Corporate overhead, UPCtv,
   programming and other(1)               2,131         (4,209)         (49,346)
                                        -------        -------         --------
Total                                   148,820        (67,067)        (104,333)
                                        =======        =======         ========


                                       For the Three Months Ended March 31, 1998
                                      ------------------------------------------
                                                     Operating           SG&A
                                       Revenue        Expenses(2)      Expenses
                                      ---------       --------        ----------
Cable Television                         91,255        (28,692)         (17,750)
Telephony:
   Operating companies                      120            (23)            (359)
   Priority Telecom                          --             --               --
Internet/data:
   Operating companies                    1,003         (1,378)          (2,039)
   chello(1)                                 --             --             (226)
Corporate overhead, UPCtv,
   programming and other(1)               2,627           (806)          (7,177)
                                        -------        -------         --------
Total                                    95,005        (30,899)         (27,551)
                                        =======        =======         ========

(1) Corporate overhead SG&A expense includes a stock-based compensation charge of 35,900 for the three months ended March 31, 1999, compared to a charge of 406 for the three months ended March 31, 1998. chello SG&A expense includes a stock-based compensation charge of 660 for the three months ended March 31, 1999, compared to a charge of 0 for the three months ended March 31, 1998.
(2) Operating expenses do not include depreciation and amortization, which for the three months ended March 31, 1999 and 1998 totaled 63,198 and 48,457, repectively.

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

      In February 1999, we completed our initial public offering. Funds from the offering will be used primarily for capital expenditures and to fund other costs associated with our network upgrade, the build and launch of our telephone and Internet/data services businesses, as well as our video distribution and programming businesses. Further, UPC is actively seeking potential strategic acquisition targets to both fill in existing clusters and expand our Pan-European footprint. We believe that the European marketplace will engage in a period of consolidation during the near term and it is our intention to participate in this consolidation.

Sources of Capital

      We had approximately NLG1,062.0 million of unrestricted cash and cash equivalents on hand as of March 31, 1999. In addition, we had additional borrowing capacity at the corporate and project debt level including CNBH, Mediareseaux and Telekabel Hungary facilities.

      During February 1999, we successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately NLG2,852.9 million and NLG2,669.6 million, respectively. Concurrent with the offering DIC exercised one of its two option agreements acquiring approximately 1.6 million shares for NLG89.6 million. Proceeds from the sale of the shares to DIC were used to repay USD45.0 million of the DIC Loan and related interest. Proceeds from the offering were used to reduce the senior revolving credit facility (NLG635.8 million, including accrued interest of NLG15.8 million), repay in its entirety the bridge bank facility (NLG110.0 million, net of the interest reserve account), acquire NUON's 49% interest in UTH (NLG518.1 million), and assume from NUON a NLG33.0 million subordinated loan, including accrued interest NLG33.3 million. Subsequent to the offering, we also repaid USD80.0 million NLG157.4 million of the note payable to UIH and an additional NLG191.0 of the senior revolving credit facility.

      The remaining proceeds from the initial public offering, in addition to our ability to re-borrow under our senior revolving credit facility, are expected to be used primarily for capital expenditures and to fund other costs associated with our network upgrade, the build and launch of our telephone and Internet/data services businesses as well as our video distribution and programming businesses.

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

      The functional currency for our operations generally is the applicable local currency for each operating company. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Dutch guilders result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

      Cash flows from our operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not agree to changes in the corresponding balances on the condensed consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

                           New Accounting Principles

      The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This statement defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. We have adopted this statement effective January 1, 1999.

      In March 1998, the AICPA issued Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. We have adopted this statement effective January 1, 1999.

                             Year 2000 Conversion

      Our cable television, programming, telephone and Internet/data operations are heavily dependent upon computer systems and other technological devices with imbedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in our cable television, telephone and Internet/data systems or programming services malfunctioning or failing to operate.

Year 2000 Compliance Program

      In response to possible Year 2000 problems, the Board of Directors of UIH established a task force to assess the impact that potential Year 2000 problems may have on company-wide operations, including us and our operating companies, and to implement necessary changes to address such problems. The task force includes our staff, external consultants and staff from UIH, and subcommittees at the operating company levels and reports directly to the UIH Board. In creating a program to minimize Year 2000 problems, the task force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations such as cash flow, accounts payable and accounts receivable, payroll and building operations.

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

       About 91% of our operating systems have completed the Identification Phase and the task force is working on the Implementation Phase for these systems. The task force has researched approximately 83.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 69.0% are compliant and 9.0% are not compliant but can be easily remediated without significant cost to us. The remaining items require further research or additional testing. Because of several acquisitions, such as UTH, the research of items has expanded significantly. As a result, the research on 75.0% of the items has been completed and research on the remaining items is ongoing.

      Subsequent to March 31, 1999, we acquired or will acquire additional systems, which will be included in our Year 2000 program. At this time, we have not determined whether any of these systems have their own programs in place for Year 2000 compliance. We are undertaking such review during the second quarter of 1999 and will determine at what level their systems are within our Year 2000 program.

      The task force commenced the Testing Phase in the first quarter of 1999. The task force is supervising the Testing Phase of the computer systems for our headend controllers and our customer service billing systems and routers. Based on current data to date, we expect to complete the testing by mid-1999. At this time we anticipate that all material aspects of the program will be completed before January 1, 2000, and we do not anticipate any material remediations or replacements.

      In general, UIH manages the program with its own internal task force. In addition, UIH has retained independent consultants to assist with the Year 2000 program. The task force will continue to evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the task force elects to use such additional resources, such resources may not, however, be available.

      In addition to its program, UIH is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted UIH in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures are expected to be available to members, including UIH, during the second quarter of 1999.

Third-Party Dependence

      We believe that our largest Year 2000 risk is our dependence upon third-party products. Two significant areas in which our systems depend upon third-party products are programming and telephony interconnects. We do not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and we would not be able to provide our services to our customers. Not withstanding these limitations, the task force monitors the websites for all vendors used by us, to the extent applicable, for information on such vendors' Year 2000 programs. To the extent applicable, the task force uses such information to verify Year 2000 compliance and to implement remediation procedures. We also have requested information from various third parties on the state of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses by programming vendors to such communications have been limited. The responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, we are unable to assess the risk posed by our dependence upon such third parties' systems. Vendors for critical equipment components, such as the headend controllers mentioned below, have been more responsive, and we believe substantially all of our equipment will be Year 2000 compliant. We cannot, however, give any assurances concerning compliance of equipment because such belief is based on information provided by vendors, which cannot be independently verified, and because of the uncertainties inherent in Year 2000 remediation.

      The task force is working closely with the manufacturers of its headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in our operating systems are not date-sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but this process is not entirely within our control. Approximately 91.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. The task force is working with such vendors to achieve Year 2000 compliance for all of our systems.

      We have considered certain limited contingency plans, including preparing back-up programming and stand-by power generators. Based on these considerations, the task force has distributed a contingency plan to all of our operating systems, which sets forth preparation procedures and recovery solutions. With respect to other third-party systems, each of our operating systems is responsible for inquiring of its vendors and other entities with which it does business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. Each of our operating companies has begun this process and to assist our operating companies in this process, we have hired two Year 2000 consultants, one for Eastern Europe and one for Western

Europe, who will visit each operating company and work with them to identify and report to us any potential Year 2000 compliance problems. These consultants will also contact third party vendors regarding their Year 2000 compliance measures. To date, these consultants have not identified any new third-party Year 2000 compliance problems.

Minority-Held Systems

      We also have non-controlling interests in cable television and telephone operations, including A2000. MediaOne International, our partner in A2000, is undertaking and implementing a program to ensure that the operations of A2000 will be Year 2000 compliant. The task force is including other minority investments in its program. Of these investments, 95.0% have completed their Identification Phase of the program and the task force is in the process of making recommendations to these entities as to Year 2000 compliance matters. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. Overall, the task force will continue to analyze the Year 2000 program and will revise the program as necessary throughout the remainder of 1999, including procedures to ensure third parties' Year 2000 compliance.

Cost of Compliance

      The task force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital investments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because the systems' upgrades also result in Year 2000 compliance, replacement and remediation costs have been low. Based on the task force review to date, we currently estimate that these costs will not exceed NLG4.0 million, excluding any costs associated with our interest in A2000. The cost includes certain identified replacement and remediation procedures and external consultants. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost (excluding the internal cost) for the Year 2000 program until all of the data has been gathered. In addition, we cannot predict the financial impact we will experience if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      Investment Portfolio

      As of March 31, 1999, UPC has cash and cash equivalents of approximately
1.1 billion. UPC has invested this cash in highly liquid instruments which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctations (with respect to amounts invested in currencies outside the European Monetary Union), however, the Company does not expect any material losses with respect to its investment portfolio.

      Impact of Foreign Currency Rate Changes

      The table below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of March 31, 1999, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in NLG equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars.

                                          Amount Outstanding
                                         as of March 31, 1999
                                       --------------------------
                                       Book Value      Fair Value
                                       ----------      ----------
Dollar Denominated Investments
-----------------------------

Cash Account                             74,437          74,437

                                          Amount Outstanding           Expected Repayment
                                         as of March 31, 1999          as of December 31,
                                       --------------------------     ---------------------
                                       Book Value      Fair Value     1999             2000
                                       ----------      ----------     ----             ----
Dollar Denominated Facilities
-----------------------------

DIC Loan                                 92,250          92,250           --          92,250
8.0% per annum + 6.0% of
principal at maturity, due 2000

UIH Loan                                 12,056          12,056       12,056              --
10.75% per annum, due 2001

      In general, the Company and its operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risk. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

      Interest Rate Sensitivity

      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 1999, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in NLG equivalents, which is the Company's reporting currency.

                                                Amount Outstanding
                                                as of March 31, 1999            Expected Repayment as of December 31,
                                              ------------------------    ----------------------------------------------------------
                                              Book Value    Fair Value      1999          2000          2001        2002      2003
                                              ----------    ----------    ---------    ----------    ----------  ---------  --------
Variable Rate Facilities
Senior Revolving Credit                          361,854       361,854           --            --        50,000    200,000   111,854
Facility
LIBOR + 0.55% to 2.0%,
average rate in 1999 of 5.09%

UTH Facility                                     539,909       539,909           --            --            --     26,995    53,991
EIOR + 0.75% to 2.0%,
average rate in 1999 of 5.09%

CNBH Facility                                    234,262       234,262           --            --         7,028     16,398    30,454
AIBOR + 0.7% to 0.75%, or
fixed rate advance + 0.7% to 0.75%
average rate in 1999 of 4.69%

Mediareseaux                                      59,821        59,821           --            --            --         --     5,982
FRF LIBOR +0.75% to 2.0%,
average rate in 1999 of 5.09%

Telekabel Hungary Facility                        41,777        41,777       41,777            --            --         --        --
BUBOR + 2.5%,
average rate in 1999 of 5.59%

Fixed Rate Facilities

DIC Loan                                          92,250        92,250           --        92,250            --         --        --
8.0% per annum + 6.0% of
principal at maturity, due 2000

UIH Loan                                          12,056        12,056       12,056            --            --         --        --
10.75% per annum, due 2001

      Equity Prices

      As of March 31, 1999, the Company is exposed to equity price fluctuations related to its investment in UIH stock, which is classified as an investment available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in the Company's statement of shareholders' equity (deficit), until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations.

                                                               Fair Value as of
                                   Number of Shares             March 31, 1999
                                  -------------------          ----------------
                                     (Stated in thousands of Dutch Guilders,
                                              except share amounts)

Investment in UIH Stock                 2,784,620                    248,319


      As of March 31, 1999, the Company is also exposed to equity price fluctuations related to its debt which is convertible into ordinary shares of the Company. The table below provides information about UPC's convertible debt, including expected cash flows and related weighted-average interest rates.

                                          Amount Outstanding           Expected Repayment
                                         as of March 31, 1999         as of December 31,
                                       --------------------------     ---------------------
                                       Book Value      Fair Value       1999           2000
                                       ----------      ----------     ---------     -------

DIC Loan                                   92,250          92,250            --      92,250
8.0% per annum + 6.0% of
principal at maturity, due 2000

UIH Loan                                   12,056          12,056        12,056          --
10.75% per annum, due 2001

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

      From time to time, we and our operating companies may become involved in litigation relating to claims arising out of its operations in the normal course of business.

      On April 20, 1999, a class action suit was filed in the District Court of Tel Aviv against several cable operators in Israel, including Tevel. The complaint alleges that the cable operators have taken advantage of their monopoly position in the market by charging excessive prices for the services provided. The plaintiffs are seeking damages in the amount of NIS1,000 per subscriber. Tevel's cable television service subscription rates are subject to governmental regulation through franchise agreements and through the arrangement approved by the Restrictive Trade Practices Tribunal. Tevel intends to vigorously defend itself against these allegations.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

      On February 17, 1999, we issued 1,558,654 ordinary shares to affiliates of Discount Investment Corporation, our partner in our Israel system, for NLG89.6 million upon exercise of an option. The option was granted in connection with a $90.0 million loan made to us to fund our acquisition of additional interests in Israeli and Maltese operating companies. We repaid $45.0 million of the loan and accrued interest with the proceeds from the option exercise. The issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

      In February 1999, we concluded an initial public offering of 44.6 million ordinary shares, raising gross proceeds and net proceeds of approximately NLG2,852.9 million and NLG2,669.6 million, respectively. The U.S. portion of the offering was made under a Registration Statement on Form S-1 (File No. 333-67895) that was declared effective on February 11, 1999. All of the shares registered were sold. The managing underwriters were Goldman Sachs International and Morgan Stanley Dean Witter. The total expenses (including underwriting discounts and commissions) of the initial public offering were NLG183.3 million. Through March 31, 1999, we have used the proceeds as follows:

 .     NLG635.8 million to pay down senior revolving credit facility and accrued interest,

 .     NLG110.0 million to repay bridge bank facility,

 .     NLG551.4 million to acquire NUON's 49% interest in UTH, and repay loan,

 .     NLG157.4 million to repay note payable to UIH and accrued interest,

 .     NLG84.1 million to acquire 95.63% interest in SKT s.r.o.,

 .     NLG113.2 million shareholder loan to UTH

 .     NLG9.2 million to pay accounts payable to UIH

 .     approximately NLG 9.6 million for general working capital,

 .     approximately NLG 20.0 million to fund equipment, cable, installation and other costs associated with our network upgrade, and

Except for repayment of the note payable to UIH, payment of the accounts payable to UIH and working capital to pay usual employee compensation, we have not used these proceeds for direct or indirect payments to directors, officers, 10% shareholders or other of our affiliates.

                          Item 5. Other Information
                                  -----------------

Summary Operating Data 1999

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                                       As at March 31, 1999
                                       ---------------------------------------------------------------------------------------------
                                                                                                                            UPC
                                        Homes in                    Two way                                  UPC        Equity in
                                        Service         Homes         Homes        Basic        Basic      Paid-in       Homes in
                                          Area         Passed        Passed     Subscribers  Penetration  Ownership    Service Area
                                       ----------    ----------    ----------   -----------  -----------  ---------    -------------

Multi-channel TV:

  The Netherlands (A2000) ...........     578,500       575,000       386,109       533,722      92.8%       50.0%         289,250

  The Netherlands (UTH)  ............     950,714       916,220       600,000       870,409      95.0%       100.0%        950,714

  Austria ...........................   1,076,190       903,200       623,490       457,165      50.6%       95.0%       1,022,381

  Hungary (Telekabel Hungary) .......     901,500       528,719            --       442,390      83.7%       79.3%         714,439

  Israel ............................     595,000       583,408       364,000       406,970      69.8%       46.6%         277,270

  Norway ............................     529,900       464,941        18,685       322,735      69.4%       100.0%        529,900

  Belgium ...........................     133,030       133,030       104,039       126,818      95.3%       100.0%        133,030

  Malta .............................     179,000       164,553            --        71,040      43.2%       50.0%          89,500

  Romania ...........................     180,000        98,174            --        62,524      63.7%     51.0-100.0%     165,300

  Czech Republic ....................     229,531       153,949            --        54,691      35.5%       100.0%        229,531

  Hungary (Monor)  ..................      85,000        68,339            --        31,108      45.5%       44.8%          38,080

  France ............................     190,000        82,320        82,320        32,662      39.7%       99.6%         189,240

  Slovak Republic ...................      64,493        40,494            --        25,697      63.5%     75.0-100%        59,143
                                        ---------     ---------     ---------     ---------                              ---------

     Total ........................     5,692,858     4,712,347     2,178,643     3,437,931                              4,687,778
                                        =========     =========     =========     =========                              =========


                                          As at March 31, 1999
                                       --------------------------
                                           UPC            UPC
                                        Equity in      Equity in
                                          Homes         Basic
                                         Passed       Subscribers
                                       ----------     -----------
Multi-channel TV:

  The Netherlands (A2000)...........      287,500       266,861

  The Netherlands (UTH)  ............     916,220       870,409

  Austria ...........................     858,040       434,307

  Hungary (Telekabel Hungary) .......     419,010       350,594

  Israel ............................     271,868       189,648

  Norway ............................     464,941       322,735

  Belgium ...........................     133,030       126,818

  Malta .............................      82,277        35,520

  Romania ...........................      84,209        51,514

  Czech Republic ....................     153,949        54,691

  Hungary (Monor)  ..................      30,616        13,936

  France ............................      81,991        32,531

  Slovak Republic ...................      36,205        22,895
                                        ---------     ---------

     Total ........................     3,819,856     2,772,459
                                        =========     =========

                                                                                                  As at March 31, 1999
                                     -----------------------------------------------------------------------------------------------
                                                                                                                          UPC
                                            Subscribers                    Lines served                   UPC          Equity in
                                     --------------------------- ----------------------------------     Paid-in       Residential
                                     Residential    Businesses    Residential       Businesses         Ownership      Subscribers
                                     -----------    ----------    -----------       --------------     ---------      -----------
Telephony

  The Netherlands (A2000)(1).........     22,338             3         24,512                  830      50.0%              11,169

  The Netherlands (UTH)(2)...........     16,608         4,152         16,608                4,152      100.0%             16,608

  Austria ...........................        767            41            767                  112      95.0%                 729

  Norway ............................        211            --            239                   --      100.0%                211

  France ............................        523            --            551                   --      99.6%                 521

  Hungary (Monor)(3).................         --            --         63,828                6,382      44.8%                  --
                                          ------         -----        -------          -----------                         ------
     Total ........................       40,447         4,196        106,505               11,476                         29,238
                                          ======         =====        =======          ===========                         ======



Dataservices

  The Netherlands (A2000) ...........     11,058           493        n/a              n/a              50.0%               5,529

  The Netherlands (UTH) .............      5,042            --        n/a              n/a              100.0%              5,042

  Austria ...........................     13,918           941        n/a              n/a              95.0%              13,222

  Norway ............................        884             5        n/a              n/a              100.0%                884

  Belgium ...........................      2,551           365        n/a              n/a              100.0%              2,551

  Hungary (Telekabel Hungary) .......         64            46        n/a              n/a              79.3%                  51

  France ............................         82            --        n/a              n/a              99.6%                  82
                                          ------         -----        -------          -----------                         ------
     Total ........................       33,599         1,850        n/a              n/a                                 27,361
                                          ======         =====        =======          ===========                         ======


                                                As at March 31, 1999
                                      ------------------------------------------
                                          UPC         UPC             UPC
                                       Equity in    Equity in       Equity in
                                        Business   Residential   Business Lines
                                      Subscribers  Lines Served      Served
                                      -----------  ------------  ---------------

Telephony                                     2        12,256            415
  The Netherlands (A2000)(1).........     4,152        16,608          4,152
  The Netherlands (UTH)(2)...........        39           729            106
  Austria ...........................        --           239             --
  Norway ............................        --           549             --
  France ............................        --        28,563          2,856
  Hungary (Monor)(3).................     -----      --------        -------
                                          4,193        58,944          7,529
     Total ........................       =====      ========        =======


Dataservices                                247         n/a             n/a
  The Netherlands (A2000) ...........        --         n/a             n/a
  The Netherlands (UTH) .............       894         n/a             n/a
  Austria ...........................         5         n/a             n/a
  Norway ............................       365         n/a             n/a
  Belgium ...........................        36         n/a             n/a
  Hungary (Telekabel Hungary) .......        --         n/a             n/a
  France ............................     -----      --------        -------
                                          1,547         n/a             n/a
     Total ........................       =====      ========        =======

Summary Financial Data 1999 (4)



                                                               For the three months period ending March 31, 1999

                                    ------------------------------------------------------------------------------------------------

                                                                                                                   Cash flows from

                                                       Net                                            ------------------------------

                                                      Income/      Adjusted          Capital           Operating       Investing

                                       Revenue        (loss)       EBITDA (5)    Expenditures (6)     Activities      Activities

                                    -----------     ----------    -----------   -----------------     -----------     ----------

                                                                                  (Dutch guilders, in thousands)

The Netherlands (A2000) ...........     35,979       (14,087)       10,986               18,506          (4,695)        23,015

The Netherlands (UTH) .............     60,277       (28,573)       22,410               22,639         (31,920)       (33,855)

Austria ...........................     48,517           354        20,036               19,942          76,580        (22,598)

Hungary (Telekabel Hungary) .......     17,429           669         5,937                9,355            (385)        (5,530)

Israel ............................     72,238         6,628        28,567               15,938          24,156        (15,767)

Norway ............................     24,273       (16,183)        4,476               19,273           4,422        (43,077)

Belgium ...........................      8,792        (3,662)          820                2,757          41,932         (1,652)

Malta .............................      7,985           678         3,564                3,329           2,681         (5,051)

Romania ...........................      1,241           186           508                  124             751           (406)

Czech Republic ....................      2,240        (1,473)         (481)                 418          (3,135)          (983)

Hungary (Monor) ...................     10,010           (12)        1,928                1,285           3,503         (1,285)

France ............................      3,162        (6,173)       (3,132)              15,640         (23,126)       (15,041)

Slovak Republic ...................        604          (934)         (112)                 525          (1,419)        (3,276)


                                                    At March 31,
                                                       1999
                                    ----------------------------

                                    ------------        Long-
                                      Financing         Term
                                      Activities        Debt (7)
                                      ----------      ----------

The Netherlands (A2000) ...........     27,593        499,094
The Netherlands (UTH) .............     78,093        793,017
Austria ...........................    (48,032)       197,421
Hungary (Telekabel Hungary) .......      8,936         41,177
Israel ............................     (9,832)       502,572
Norway ............................     39,449        164,433
Belgium ...........................    (39,487)            --
Malta .............................         --         46,757
Romania ...........................     (1,296)            --
Czech Republic ....................      2,688             --
Hungary (Monor) ...................      5,534         84,281
France ............................     46,966         59,821
Slovak Republic ...................      2,474             --

Summary Operating Data 1998

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.


                                                                     As at March 31, 1998
                               ----------------------------------------------------------------------------------------------
                                                                                                                      UPC
                                  Homes in                    Two way                                    UPC       Equity in
                                  Service         Homes        Homes         Basic         Basic       Paid-in      Homes in
                                   Area          Passed       Passed      Subscribers   Penetration   Ownership  Service Area
                                 ----------     ---------    ----------   -----------   -----------   ---------  ------------
Multi-channel TV:
  The Netherlands (A2000) ....      566,782       566,782       165,272      519,548     91.7%         50.0%        283,391
  The Netherlands (CNBH) .....      246,853       239,448       149,640      229,740     95.9%         100.0%       246,853
  Austria ....................    1,065,327       893,301       373,869      439,100     49.2%         95.0%      1,012,061
  Hungary (Kabelkom) .........      300,000       300,000            --      266,311     88.8%         50.0%        150,000
  Israel .....................      360,000       354,308       354,308      244,697     69.1%         23.3%         83,880
  Norway .....................      529,924       460,242            --      317,947     69.1%         87.3%        462,624
  Ireland (Princes Holdings) .      380,000       371,529            --      138,626     37.3%         20.0%         76,000
  Belgium ....................      133,000       133,000        45,081      127,366     95.8%         100.0%       133,000
  Malta ......................      179,000       155,493            --       61,153     39.3%         25.0%         44,750
  Romania ....................      150,000        69,654            --       40,006     57.4%       90.0-100.0%    143,000
  Czech Republic .............      271,100       146,448            --       52,140     35.6%         100.0%       271,100
  Hungary (Monor) ............       85,000        67,159            --       31,108     46.3%         44.8%         38,080
  France .....................       86,000        35,212        35,212       14,829     42.1%         99.6%         85,656
  Slovak Republic ............       67,959        22,603            --       16,309     72.2%       75.0-100%       62,499
                                  ---------     ---------     ---------    ---------                              ---------
       Total .................    4,420,945     3,815,179     1,123,382    2,498,880                              3,092,894
                                  =========     =========     =========    =========                              =========

                                     ------------------------
                                        UPC           UPC
                                     Equity in     Equity in
                                       Homes         Basic
                                      Passed      Subscribers
                                     ----------   -----------
Multi-channel TV:
  The Netherlands (A2000) ....         283,391       259,774
  The Netherlands (CNBH) .....         239,448       229,740
  Austria ....................         848,636       417,145
  Hungary (Kabelkom) .........         150,000       133,156
  Israel .....................          82,554        57,014
  Norway .....................         401,791       277,568
  Ireland (Princes Holdings) .          74,306        27,725
  Belgium ....................         133,000       127,366
  Malta ......................          38,873        15,288
  Romania ....................          67,534        39,253
  Czech Republic .............         146,448        52,140
  Hungary (Monor) ............          30,087        13,936
  France .....................          35,071        14,770
  Slovak Republic ............          18,438        12,929
                                     ---------     ---------
       Total .................       2,549,577     1,677,804
                                     =========     =========

                                                                                      As at March 31, 1998
                                       ----------------------------------------------------------------------------------
                                                                                                                UPC
                                              Subscribers                Lines served             UPC        Equity in
                                       ------------------------    -----------------------      Paid-in     Residential
                                        Residential  Businesses    Residential  Businesses     Ownership    Subscribers
                                       ------------  ----------    -----------------------     ---------    -----------
Telephony
  The Netherlands (A2000) (1) .....          5,518             1         6,092          770     50.0%             2,759
  Hungary (Monor)(3) ..............             --            --        58,359        5,555     46.3%                --
                                             -----           ---       -------      -------                       -----
     Total ........................          5,518             1        64,451        6,325                       2,759
                                             =====           ===       =======      =======                       =====

Data Services
  The Netherlands (A2000) .........          1,661            --       n/a          n/a         50.0%               831
  Austria .........................          2,008            95       n/a          n/a         95.0%             1,908
  Norway ..........................            214            --       n/a          n/a         87.3%               187
  Belgium .........................            482            69       n/a          n/a         100.0%              482
                                             -----           ---       -------      -------                       -----
     Total ........................          4,365           164       n/a          n/a                           3,408
                                             =====           ===       =======      =======                       =====
                                                  As at March 31, 1998
                                      --------------------------------------------
                                           UPC           UPC             UPC
                                        Equity in     Equity in       Equity in
                                         Business    Residential    Business Lines
                                        Subscribers  Lines Served      Served
                                       ------------  ------------   --------------
Telephony
  The Netherlands (A2000) (1) .....              1         3,046           385
  Hungary (Monor)(3) ..............             --        27,020         2,572
                                               ---       -------       -------
     Total ........................              1        30,066         2,957
                                               ===       =======       =======

Data Services
  The Netherlands (A2000) .........             --       n/a           n/a
  Austria .........................             90       n/a           n/a
  Norway ..........................             --       n/a           n/a
  Belgium .........................             69       n/a           n/a
                                               ---       -------       -------
     Total ........................            159       n/a           n/a
                                               ===       =======       =======

Summary Financial Data 1998 (4)



                                               For the three months period ending March 31, 1998

                                        --------------------------------------------------------------------------------------------

                                                                                                          Cash flows from
                                                        Net                                 ---------------------------------------

                                                      Income/      Adjusted      Capital      Operating     Investing     Financing

                                         Revenue      (loss)        EBITDA     Expenditures   Activities    Activities   Activities

                                        ------------------------ -------------------------------------------------------------------

                                                                                    (Dutch guilders, in thousands)

The Netherlands (A2000) ...........        29,427        (4,003)        7,683       19,961        (2,332)      (20,083)      14,874

The Netherlands (CNBH) ............        13,280           658         8,748        6,961         9,830       198,080      193,422

Austria ...........................        43,113         3,254        22,747        9,864        69,720       (10,525)     (70,013)

Hungary (Kabelkom) ................        15,331           498         4,713          853           844           853           --

Israel ............................        51,649         8,549        28,872        6,748        16,630       (45,890)      29,216

Norway ............................        22,919       (14,919)        9,163        4,984         6,108        (5,025)         218

Ireland (Princes Holdings) ........        19,496           813         8,079        4,647         2,213         4,649          155

Belgium ...........................         9,108        (3,840)        2,756        4,316         2,004      (413,345)           4

Malta .............................         6,893           656         3,085           83         2,314        (1,955)       2,539

Romania ...........................           700           141           392          280           816           278         (386)

Czech Republic ....................         1,998        (1,135)         (918)         269        (6,117)          268        6,502

France ............................         1,311        (2,003)         (821)       5,432         2,454        (6,072)       3,967

Slovak Republic ...................           399          (307)         (241)       2,573           746           496          324

Hungary (Monor) ...................         8,796          (967)        5,370        2,069         9,774        (1,952)       2,420

                                           At March 31,
                                              1998
                                         --------------

                                              Long-
                                              Term
                                              Debt (7)
                                         --------------

The Netherlands (A2000) ...........            438,000
The Netherlands (CNBH) ............            211,754
Austria ...........................            175,000
Hungary (Kabelkom) ................                 --
Israel ............................              4,192
Norway ............................            148,515
Ireland (Princes Holdings) ........                 --
Belgium ...........................                 --
Malta .............................             41,000
Romania ...........................                 --
Czech Republic ....................                 --
France ............................                 --
Slovak Republic ...................                 --
Hungary (Monor) ...................            101,523

(1)   A2000 offers cable telephony service.
(2)   UTH's 80% subsidiary Uniport offers a carrier select telephony service.
(3)   Our Monor service offers traditional telephone service.
(4)   Financial information has been prepared in accordance with Dutch GAAP.
(5) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation, amortisation, stock based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies such as us. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA as we please. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.
(6)   Tangible CAPEX only.
(7)   Excludes intercompany debt.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   Exhibits

      10.1 Loan Agreement for Facilities up to Euro 340,000,000 dated as of March 10, 1999, among N.V. Telekabel as borrower, and the guarantors and banks named therein. (1)

      27.1  Financial Data Schedule


(b)   Reports on Form 8-K filed during the quarter.

      Date of Report           Item Reported         Financial Statements Filed
      --------------           -------------         --------------------------
      February 17, 1999        UTH Acquisition       none

----------
(1) Incorporated by reference from the Annual Report on Form 10-K of United International Holdings, Inc. for the period ended December 31, 1998 (File No. 0-21974).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V.


Date: May 14, 1999
     ---------------------


By:  /S/  Ray D. Samuelson
     ---------------------
     Ray D. Samuelson
     Managing Director, Finance and Accounting
     (A Duly Authorized Officer and Principal Financial Officer)