Form 10-Q
period 1999-06-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 1999-08-16
CIK 1070778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        the quarter ended June 30, 1999

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

  Yes  X     No
      ----      ----


The number of shares outstanding of the Registrant's common stock as of August 13, 1999 was:

130,201,499 ordinary shares A, including shares represented by American Depository Receipts

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------

                                    PART 1 - FINANCIAL INFORMATION
                                    ------------------------------


Item 1 - Financial Statements
------

  Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 (Unaudited).......   2

  Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999
  and 1998 (Unaudited)..............................................................................   3

  Condensed Consolidated Statement of Shareholders' Equity (Deficit) for the Six Months Ended
  June 30, 1999 (Unaudited).........................................................................   4

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
  and 1998 (Unaudited)..............................................................................   5

  Notes to Condensed Consolidated Financial Statements (Unaudited)..................................   7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations......  25
------

Item 3 - Quantitative and Qualitative Disclosure About Market Risk..................................  44
------

                                      PART II - OTHER INFORMATION
                                      ---------------------------


Item 1 - Legal Proceedings..........................................................................  47
------

Item 2 - Change in Securities and Use of Proceeds...................................................  47
------

Item 5 - Other Information..........................................................................  48
------

Item 6 - Exhibits and Reports on Form 8-K...........................................................  55
------

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
  (Stated in thousands of Dutch guilders, except share and per share amounts)
                                  (Unaudited)


                                                                                                        As of            As of
                                                                                                       June 30,       December 31,
                                                                                                         1999             1998
                                                                                                      -----------    -------------
ASSETS:
Current assets
  Cash and cash equivalents.........................................................................      446,084           29,571
  Restricted cash...................................................................................       10,650           30,263
  Subscriber receivables, net of allowance for doubtful accounts of 6,938 and 9,260, respectively...       45,315           12,886
  Costs to be reimbursed by affiliated companies, net of allowance for doubtful accounts of 139
    and 0, respectively.............................................................................       20,638           27,277
  Other receivables.................................................................................       54,179           25,845
  Inventory.........................................................................................       71,078           24,121
  Prepaid expenses and other current assets.........................................................       72,477           15,654
                                                                                                      -----------    -------------
       Total current assets.........................................................................      720,421          165,617
Marketable equity securities of parent, at fair value...............................................      401,100          101,097

Investments in and advances to affiliated companies, accounted for under the equity method, net.....      436,225          493,051
Property, plant and equipment, net of accumulated depreciation of 266,097 and 87,708,
  respectively......................................................................................    1,930,525          602,997
Goodwill and other intangible assets, net of accumulated amortization of 88,354 and 39,109,
  respectively......................................................................................    1,603,904          680,032
Deferred financing costs, net of accumulated amortization of 5,072 and 9,288, respectively..........       38,854           21,663
Other assets........................................................................................       83,934            3,322
                                                                                                      -----------    -------------
       Total assets.................................................................................    5,214,963        2,067,779
                                                                                                      ===========    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
  Accounts payable, including related party payables of 9,477 and 15,671, respectively..............      168,778          141,917
  Accrued liabilities...............................................................................      126,884           56,840
  Subscriber prepayments and deposits...............................................................      126,375           45,757
  Short-term debt...................................................................................        8,112           63,322
  Note payable to shareholder.......................................................................       13,872          175,012
  Current portion of long-term debt.................................................................       12,971          113,519
                                                                                                      -----------    -------------
       Total current liabilities....................................................................      456,992          596,367
Long-term debt......................................................................................    1,479,739        1,174,749
Deferred taxes......................................................................................       39,618            8,657
Deferred compensation...............................................................................        3,673          327,445
Other long-term liabilities.........................................................................        8,075            8,801
                                                                                                      -----------    -------------
       Total liabilities............................................................................    1,988,097        2,116,019
                                                                                                      -----------    -------------

Minority interests in subsidiaries..................................................................       26,729           25,934

Shareholders' equity (deficit) (As adjusted for the 3:2 stock split, see Note 10)
  Priority stock, 0.661113 par value, 100 shares authorized,  100 and 0  shares issued,
    respectively....................................................................................            -                -
  Ordinary stock, 0.661113 par value, 200,000,000 shares authorized, 129,246,123 and 92,285,604
    shares issued, respectively.....................................................................       85,446           61,497
  Additional paid-in capital........................................................................    3,875,548          672,016
  Deferred compensation.............................................................................      (70,791)               -
  Treasury stock, at cost, 0 and 9,198,135 shares of ordinary stock, respectively...................            -         (110,385)
  Accumulated deficit...............................................................................   (1,028,220)        (727,050)
  Other cumulative comprehensive income ............................................................      338,154           29,748
                                                                                                      -----------    -------------
       Total shareholders' equity (deficit).........................................................    3,200,137          (74,174)
                                                                                                      -----------    -------------
       Total liabilities and shareholders' equity (deficit).........................................    5,214,963        2,067,779
                                                                                                      ===========    =============

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Stated in thousands of Dutch guilders, except share and per share amounts)
                                  (Unaudited)


                                                             For the Three Months                  For the Six Months
                                                                Ended June 30,                        Ended June 30,
                                                        -----------------------------         -----------------------------
                                                            1999              1998                1999              1998
                                                        -----------        ----------         -----------        ----------
Service and other revenue.............................      183,134           100,265             331,954           195,270
Operating expense.....................................      (84,023)          (35,212)           (151,090)          (66,111)
Selling, general and administrative expense...........     (160,805)          (34,823)           (265,138)          (62,374)
Depreciation and amortization.........................      (85,206)          (46,496)           (148,404)          (94,953)
                                                        -----------        ----------         -----------        ----------
      Net operating (loss) income.....................     (146,900)          (16,266)           (232,678)          (28,168)
Interest income.......................................        8,609             1,203              13,520             2,017
Interest expense......................................      (23,862)          (25,421)            (62,107)          (48,155)
Gain on sale of assets................................            -                 -              14,625                 -
Foreign exchange (loss) gain and other expense........       12,740            (3,340)             (2,595)           (8,234)
                                                        -----------        ----------         -----------        ----------
      Net loss before income taxes and other items....     (149,413)          (43,824)           (269,235)          (82,540)
Share in results of affiliated companies, net.........      (12,896)          (17,480)            (33,168)          (31,619)
Minority interests in subsidiaries....................          192             1,481                 115             1,722
Income tax benefit....................................        1,486               395               1,118             1,114
                                                        -----------        ----------         -----------        ----------
      Net loss........................................     (160,631)          (59,428)           (301,170)         (111,323)
                                                        ===========        ==========         ===========        ==========
Basic and diluted net loss per ordinary share(1)......        (1.24)            (0.72)              (2.60)            (1.34)
                                                        ===========        ==========         ===========        ==========
Weighted-average number of ordinary shares
  outstanding(1)......................................  129,246,123        82,864,454         115,954,697        82,864,454
                                                        ===========        ==========         ===========        ==========

(1) As adjusted for the 3:2 stock split (Note 10).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)(2) (Stated in thousands of Dutch guilders, except share and per share amounts)
                                  (Unaudited)



                                        Priority Stock     Ordinary Stock      Additional
                                      ----------------- ---------------------    Paid-In        Deferred     Treasury
                                       Shares   Amount   Shares (2)   Amount     Capital      Compensation   Shares (2)   Amount
                                      -------- -------- ------------ --------  -----------   -------------  -----------  --------
Balances, December 31, 1998..........     -        -     92,285,604   61,497      672,016              -    (9,198,135)  (110,385)

 Change in par value of
    ordinary shares .................     -        -              -     (486)         486              -             -          -
 Issuance of priority shares ........   100        -              -        -            -              -             -          -
 Issuance of ordinary shares
    in public offering, net of
    offering costs...................     -        -     35,401,865   23,405    2,526,270              -     9,198,135    110,385
 Issuance of convertible debt .......     -        -              -        -       29,006              -             -          -
 Issuance of ordinary shares
    upon exercise of DIC
    option ..........................     -        -      1,558,654    1,030       88,619              -             -          -
 Issuance of warrants ...............     -        -              -        -       64,400              -             -          -
 Change in stock option
    plan due to public
    offering ........................     -        -              -        -      310,099        (31,772)            -          -
 Deferred compensation
    expense related to
    stock options, net ..............     -        -              -        -      184,652       (132,276)            -          -
 Amortization of deferred
    compensation ....................     -        -              -        -            -         93,257             -          -
 Unrealized gain on
    investment.......................     -        -              -        -            -              -             -          -
 Change in cumulative
     translation adjustments ........     -        -              -        -            -              -             -          -
 Net loss ..........................      -        -              -        -            -              -             -          -
                                      -----   ------   ------------ --------  -----------   ------------   -----------   --------
Balances, June 30, 1999 .............   100        -    129,246,123   85,446    3,875,548        (70,791)            -          -
                                      =====   ======   ============ ========  ===========   ============   ===========   ========
                                                       Cumulative
                                                      Comprehensive
                                       Accumulated      Income
                                         Deficit      (Loss) (1)      Total
                                       -----------   -------------  ---------
Balances, December 31, 1998..........   (727,050)       29,748      (74,174)

 Change in par value of
    ordinary shares .................          -             -            -
 Issuance of priority shares ........          -             -            -
 Issuance of ordinary shares
    in public offering, net of
    offering costs...................          -             -    2,660,060
 Issuance of convertible debt .......          -             -       29,006
 Issuance of ordinary shares
    upon exercise of DIC
    option ..........................          -             -       89,649
 Issuance of warrants ...............          -             -       64,400
 Change in stock option
    plan due to public
    offering ........................          -             -      278,327
 Deferred compensation
    expense related to
    stock options, net ..............          -             -       52,376
 Amortization of deferred
    compensation ....................          -             -       93,257
 Unrealized gain on
    investment.......................          -       300,003      300,003
 Change in cumulative
     translation adjustments ........          -         8,403        8,403
 Net loss ..........................    (301,170)            -     (301,170)
                                      ----------     ---------   ----------
Balances, June 30, 1999 ............. (1,028,220)      338,154    3,200,137
                                      ==========     =========   ==========

(1) As of December 31, 1998, Other Cumulative Comprehensive Income represents foreign currency translation adjustments of (12,649) and unrealized gain on investment of 42,397. As of June 30, 1999, Other Cumulative Comprehensive Income represents foreign currency translation adjustments of (4,246) and unrealized gain on investment of 342,400.

(2) As adjusted for the 3:2 stock split (Note 10).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Stated in thousands of Dutch guilders, except share and per share amounts)
                                  (Unaudited)

                                                                   For the Six Months
                                                                      Ended June 30,
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
Cash flows from operating activities:
Net loss.................................................        (301,170)       (111,323)
Adjustments to reconcile net loss to net cash flows
    from operating activities:
    Depreciation and amortization........................         148,404          94,953
    Amortization of deferred financing costs.............           2,043           4,299
    Accretion of DIC Loan................................          10,111               -
    Share in results of affiliated companies, net........          33,168          31,619
    Compensation expense related to stock options........         100,186             406
    Minority interests in subsidiaries...................            (115)         (1,722)
    Exchange rate differences in loans...................             442          (1,405)
    Gain on sale of investment...........................         (14,625)              -
    Loss on repayment of loan............................           5,012               -
    Other................................................            (884)          1,667
    Changes in assets and liabilities:
       Increase in receivables...........................         (42,017)        (11,150)
       Increase in inventories...........................         (37,277)         (4,392)
       Increase in other non-current assets..............         (27,288)           (845)
       Increase in other current liabilities.............          56,125          52,701
       Increase (decrease) in deferred taxes and other
         long-term liabilities...........................           6,098          (4,095)
                                                               ----------      ----------
Net cash flows from operating activities.................         (61,787)         50,713
                                                               ----------      ----------
Cash flows from investing activities:
Restricted cash (deposited) released, net................          19,613           9,010
Investment in bonds......................................         (34,493)              -
Investments in and advances to affiliated companies, net.         (50,985)           (486)
Capital expenditures.....................................        (315,377)        (97,545)
New acquisitions, net of cash acquired...................        (871,161)       (190,505)
Sale of affiliated companies.............................          36,687               -
                                                               ----------      ----------
Net cash flows from investing activities.................      (1,215,716)       (279,526)
                                                               ----------      ----------
Cash flows from financing activities:
Proceeds from initial public offering, net...............       2,660,060               -
Proceeds from exercise of option.........................          89,649               -
Proceeds from short-term borrowings......................          15,394               -
Proceeds from long-term borrowings.......................         682,260         270,889
Deferred financing costs.................................         (10,598)         (3,074)
Repayments of long and short-term borrowings.............      (1,549,273)       (205,993)
(Repayments) borrowings on note payable to shareholder...        (157,437)        129,925
Repayments on short-term note............................         (36,358)              -
                                                               ----------      ----------
Net cash flows from financing activities.................       1,693,697         191,747
                                                               ----------      ----------
Effect of exchange rates on cash.........................             319            (910)
                                                               ----------      ----------
Net increase (decrease) in cash and cash equivalents.....         416,513         (37,976)
Cash and cash equivalents at beginning of period.........          29,571         100,144
                                                               ----------      ----------
Cash and cash equivalents at end of period...............         446,084          62,168
                                                               ==========      ==========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                                           For the Six Months
                                                             Ended June 30,
                                                        --------------------------
                                                          1999              1998
                                                        ---------         --------
Non-cash investing and financing activities:
    Unrealized gain on investment...................      300,003           36,632
                                                        =========         ========
    Issuance of warrants............................       64,400                -
                                                        =========         ========
    Purchase Money Note Payable to Sellers...........           -           36,720
                                                        =========         ========

Supplemental cash flow disclosures:
    Cash paid for interest..........................      (75,050)         (34,816)
                                                        =========         ========
    Cash received for interest......................       12,638            1,030
                                                        =========         ========

Acquisition of 49% of UTH:
    Property, plant and equipment...................     (349,306)               -
    Investments in affiliated companies.............      (91,319)               -
    Goodwill........................................     (560,880)               -
    Long-term liabilities...........................      472,945                -
    Net current liabilities.........................       10,499                -
                                                        ---------         --------
        Total cash paid.............................     (518,061)               -
        Cash acquired...............................       26,576                -
                                                        ---------         --------
                                                         (491,485)               -
                                                        =========         ========

Acquisition of Dutch Cable assets:
    Property, plant and equipment and other assets.....         -         (106,000)
    Goodwill...........................................         -          (74,762)
                                                        ---------         --------
        Total cash paid................................         -         (180,762)
                                                        =========         ========

Acquisition of 100% of GelreVision:
    Property, plant and equipment......................  (105,237)               -
    Goodwill...........................................  (143,423)               -
    Long-term liabilities..............................     9,023                -
    Net current liabilities............................     5,712                -
                                                        ---------         --------
        Total cash paid................................  (233,925)               -
        Cash acquired..................................       290                -
                                                        ---------         --------
                                                         (233,635)               -
                                                        =========         ========

Acquisition of 100% of SKT:
    Property, plant and equipment......................   (42,003)               -
    Goodwill...........................................   (42,127)               -
    Net current assests................................    (6,520)               -
                                                        ---------         --------
        Total cash paid................................   (90,650)               -
        Cash acquired..................................     2,449                -
                                                        ---------         --------
                                                          (88,201)               -
                                                        =========         ========

Acquisition of 95.7% of RCF:
    Property, plant and equipment......................  (113,417)               -
    Goodwill...........................................   (13,633)               -
    Net current assets.................................   (12,241)               -
    Long-term liabilities..............................    81,382                -
                                                        ---------         --------
        Total cash paid................................   (57,909)               -
        Cash acquired..................................        69                -
                                                        ---------         --------
                                                          (57,840)               -
                                                        =========         ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1999
            (Monetary amunts stated in thousands of Dutch guilders,
                      except share and per share amounts)
                                  (Unaudited)


1.   Organization and Nature of Operations

     United Pan-Europe Communications N.V. (''UPC'' or the ''Company'') was established as a joint venture for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, UnitedGlobalCom, Inc. (''United''), a United States of America corporation, and Philips Electronics N.V. (''Philips''), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. As a result of this transaction, United and Philips each owned a 50% economic and voting interest in UPC. On December 11, 1997, United acquired Philips' 50% interest in UPC (the ''UPC Acquisition''), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). In February 1999, UPC concluded an initial public offering. Through its broadband cable-based communications networks, UPC offers cable television services in 10 countries in Europe and in Israel and Internet/data and voice services in 3 and 6 European countries, respectively.

     The following chart presents a summary of the Company's significant investments in multi-channel television, programming, Internet/data and telephony operations as of June 30, 1999:

             Austria:
                  Telekabel Group ("Telekabel Group")......................      95.0%
             Belgium:
                  Radio Public N.V./S.A. ("TVD")...........................     100.0%
             Czech Republic:
                  KabelNet.................................................     100.0%
             France:
                  Mediareseaux Marne S.A. ("Mediareseaux") (1).............      99.6%
                  Reseaux Cables de France ("RCF").........................      95.7%
             Hungary:
                  Telekabel Hungary ("Telekabel Hungary")..................      79.25%
                  Monor Communications Group, Inc. ("Monor")...............      47.54%
             Ireland:
                  Tara Televison Limited ("Tara")..........................      80.0%
             Israel:
                  Tevel Israel International Communications Ltd. ("Tevel").      46.6%
             Malta:
                  Melita Cable TV P.L.C. ("Melita")........................      50.0%
             The Netherlands:
                  United Telekabel Holding N.V. ("UTH")....................     100.0%
                  A2000 Holding N.V. ("A2000") (2).........................      50.0%
                  Priority Telecom N.V. ...................................     100.0%
                  chello Broadband N.V. ("chello").........................     100.0%
                  UPC Programming B.V. ("UPCtv")...........................     100.0%
             Norway:
                  Janco Multicom ("Janco Multicom")........................     100.0%
             Romania:
                  Multicanal Holdings......................................     100.0%
                  Control Cable Ventures...................................     100.0%
                  Eurosat..................................................      51.0%
                  Diplomatic International srl.............................     100.0%
             Slovak Republic:
                  Trnavatel................................................      75.0%
                  Kabeltel.................................................     100.0%
                  S.K.T. spol s.r.o. ("SKT")...............................     100.0%
             Spain:
                  Ibercom, Inc. ("IPS")....................................      50.0%
                  United Kingdom:
                    Xtra Music Ltd. .......................................      41.0%

             (1) The minority shareholder holds warrants giving it the right to purchase for a nominal amount new shares corresponding to 4.6% of Mediareseaux's share capital. Accordingly, we have a 95% economic interest in Mediareseaux.
             (2)  Our investment in A2000 is held through UTH.

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

     In February 1999, UPC acquired programming assets from United through the issuance of new shares (see Note 3). As this acquisition was between entities under common control, the transaction was accounted for at historical cost, similar to pooling-of-interests accounting. It is generally accepted that, consistent with pooling-of-interests accounting, prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of the parent's consolidated financial statements. Accordingly, we have restated all periods presented as if UPC had acquired the programming assets from United as of the date of United's initial investment.

     In management's opinion, all adjustments of a normal, recurring nature have been made which are necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. For a more complete understanding of the Company's financial position and results of operations see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

New Accounting Principles

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ''Accounting For the Costs of Computer Software Developed or Obtained for Internal Use'' ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect on its financial statements.

     The AICPA recently issued Statement of Position 98-5, ''Reporting on the Costs of Start-Up Activities'' (''SOP 98-5''). SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. The Company adopted SOP 98-5 effective January 1, 1999 with no material effect on its financial statements.

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137,

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


"Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133. SFAS 133 will now be effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently is assessing the effect of this new standard.

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

   On February 17, 1999, the Company acquired the remaining 49% of UTH from NUON (the "NUON Transaction") for 518.1 million. In addition, UPC repaid NUON and assumed from NUON a 33.3 million subordinated loan, including accrued interest, dated December 31, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating its investment in UTH. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

        Property, plant and equipment ......................          349,306
        Investments in affiliated companies.................           91,319
        Goodwill............................................          560,880
        Long-term liabilities...............................         (472,945)
        Net current liabilities.............................          (10,499)
                                                                  -----------
                        Total cash paid.....................          518,061
                                                                  ===========

   The following pro forma condensed consolidated operating results for the six months ended June 30, 1999 and 1998 give effect to the UTH Transaction and the NUON Transaction as if they both had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                        For the Six Months Ended         For the Six Months Ended
                                              June 30, 1999                    June 30, 1998
                                      ----------------------------     -----------------------------
                                       Historical      Pro Forma         Historical      Pro Forma
                                      -----------     ------------     ------------    -------------
Service and other revenue..........       331,954          351,798          195,270          269,598
                                      ===========     ============     ============    =============
Net loss...........................      (301,170)        (308,009)        (111,323)        (129,928)
                                      ===========     ============     ============    =============
Weighted-average number of
    ordinary shares outstanding....   115,954,697      115,954,697       82,864,454       82,864,454
                                      ===========     ============     ============    =============
Basic and diluted net loss
     per ordinary share............         (2.60)           (2.66)           (1.34)           (1.57)
                                      ===========     ============     ============    =============

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Purchase of Programming Assets from United

    In February 1999, in exchange for 4,955,264 newly-issued ordinary shares, United sold to the Company their approximately 33.5% interest in IPS, a group of programming entities focusing on the Spanish and Portuguese-speaking markets. Because this was an exchange between entities under common control, the Company has restated its financial statements for all periods in which the operations of IPS were part of United's consolidated financial statements (see Note 2). In May 1999, the Company acquired a further 16.5% interest in IPS from an unaffiliated party for approximately USD7.6 million (15.6 million), increasing its ownership to 50%.

Acquisition of SKT

    In June 1999, UPC completed the acquisition of S.K.T. spol s.r.o., which operates a cable television system in Bratislava, the capital of the Slovak Republic. The purchase price was USD43.25 million (90.7 million) and was accounted for under purchase accounting. This system passed approximately 168,000 homes and had approximately 158,000 subscribers as June 30, 1999.

Acquisition of GelreVision

    In June 1999, UPC acquired through UTH 100% of the GelreVision multi-channel television systems in The Netherlands. The acquisition increased UPC's homes passed by 145,000 and its subscribers base by 132,000, based on June 30, 1999 data. The Company paid 233.9 million for GelreVision. These systems are contiguous to UPC's A2000 and TeleKabel Beheer operations. The acquisition was accounted for under purchase accounting.

    Effective June 1, 1999, UPC began consolidating its investment in GelreVision. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

        Property, plant and equipment.....................   105,237
        Goodwill..........................................   143,423
        Long-term liabilities.............................    (9,023)
        Net current liabilities...........................    (5,712)
                                                            --------
                Total cash paid...........................   233,925
                                                            ========

   The following pro forma condensed consolidated results for the six months ended June 30, 1999 and 1998 give effect to the acquisition of GelreVision as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                        For the Six Months Ended         For the Six Months Ended
                                              June 30, 1999                    June 30, 1998
                                      ----------------------------     ---------------------------
                                       Historical      Pro Forma        Historical       Pro Forma
                                      -----------     ------------     -----------     -----------
Service and other revenue..........       331,954          344,355         195,270          208,364
                                      ===========     ============     ===========     ============
Net loss...........................      (301,170)        (309,918)       (111,323)        (119,088)
                                      ===========     ============     ===========     ============
Weighted-average number of
    ordinary shares outstanding....   115,954,697      115,954,697      82,864,454       82,864,454
                                      ===========     ============     ===========     ============
Basic and diluted net loss
     per ordinary share............         (2.60)           (2.67)          (1.34)           (1.44)
                                      ===========     ============     ===========     ============

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Agreement for the Acquisition of Time Warner Cable France

   In March 1999, UPC and Time Warner Entertainment reached a definitive agreement for the purchase by UPC of 100% of Time Warner Cable France, a company which controls and operates three cable TV systems in the suburbs of Paris and Lyon and the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999.
The systems passed approximately 232,000 homes and had approximately 69,000 subscribers as of June 30, 1999. The purchase price for Time Warner Cable France is approximately USD71.0 million (151.2 million).

Acquisition of Reseaux Cables de France

   In June 1999, UPC acquired 95.7% of Reseaux Cables de France, the fifth largest cable television operation in France, which operates cable television systems throughout France. These systems passed approximately 202,000 homes and had an aggregate of approximately 74,000 subscribers as of June 30, 1999. The purchase price was approximately FFR172.0 million (57.8 million) and was accounted for under purchase accounting. This acquisition is currently subject to pending arbitration proceedings between the seller and a third party and UPC's purchase of RCF may be challenged following the conclusion of this arbitration.

Agreement for the Acquisition of A2000

   In June 1999, UPC agreed to acquire the 50% interest in A2000 that it did not already own for USD229.0 million (487.8 million). A2000 operates systems serving Amsterdam and its surrounding communities of Landsmeer, Purmerend, Zaanstad, Ouder-Amstel and Hilversum. A2000 systems passed 580,000 homes and had approximately 532,000 cable subscribers, 26,000 cable telephone subscribers and 14,400 high-speed Internet subscribers as of June 30, 1999.

Agreement for the Acquisition of Kabel Plus

   In June 1999, UPC agreed to acquire MediaOne's interest in Kabel Plus, which currently is approximately 94.6%. Kabel Plus owns and operates cable television and telephony systems in the Czech and Slovak Republics. The systems of Kabel Plus passed approximately 620,000 homes and had an aggregate of approximately 359,000 subscribers as of June 30, 1999. The purchase price is USD150.0 million (319.5 million).

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

                                                                 As of June 30, 1999
                            --------------------------------------------------------------------------------------------------
                               Investments in                Cumulative        Cumulative           Cumulative
                               and Advances to                Dividends     Share in Results of     Translation
                            Affiliated Companies             Received     Affiliated Companies     Adjustments       Total
                            --------------------             ----------   ---------------------    -------------    ----------
A2000...................                 192,822                      -                 (26,078)               -       166,744
Tevel...................                 197,644                (12,121)                 (4,334)          13,047       194,236
Melita..................                  27,984                      -                   1,638              859        30,481
Monor...................                   9,890                      -                  (3,123)         (14,909)       (8,142)
Xtra Music..............                  20,097                      -                  (3,402)             606        17,301
IPS.....................                  26,709                      -                     386            3,704        30,799
Other, net..............                   4,938                      -                    (137)               5         4,806
                            --------------------             ----------   ---------------------    -------------    ----------
Total...................                 480,084                (12,121)                (35,050)           3,312       436,225
                            ====================             ==========   =====================    =============    ==========

                                                                 As of December 31, 1998
                             -------------------------------------------------------------------------------------------------
                               Investments in                Cumulative        Cumulative           Cumulative
                               and Advances to                Dividends     Share in Results of     Translation
                             Affiliated Companies             Received     Affiliated Companies     Adjustments       Total
                             --------------------            ----------    --------------------     ------------    ----------
UTH (1).................                  272,508                     -                 (22,780)               -       249,728
Tevel...................                  191,716               (12,121)                   (777)          (9,562)      169,256
Melita..................                   28,018                     -                   1,985             (141)       29,862
Telekabel Hungary
    Programming (2).....                   24,404                     -                  (7,723)            (787)       15,894
Monor...................                   21,358                     -                  (4,916)         (14,835)        1,607
Xtra Music..............                   10,598                     -                  (1,067)               -         9,531
IPS.....................                   10,419                     -                    (337)           2,514        12,596
Other, net..............                    4,568                     -                       9                -         4,577
                            ---------------------            ----------   ---------------------     ------------    ----------
Total...................                  563,589               (12,121)                (35,606)         (22,811)      493,051
                            =====================            ==========   =====================     ============    ==========

(1) In February 1999, the Company acquired the remaining 49% of UTH and began consolidating UTH as of February 1, 1999 (See Note 3).
(2) Represents the Company's remaining investment in Telekabel Hungary Programming after the transaction with TWE.
      In March 1999, UPC sold the remaining investment in Telekabel Hungary Programming.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Summary financial information for UTH is as follows:


                                                                 For the
                                                                One Month
                                                                  Ended
                                                               January 31,
                                                                   1999
                                                              --------------
        Revenue........................................               19,844
        Costs..........................................              (12,629)
        Depreciation and amortization..................               (8,246)
                                                              --------------
                Net operating loss.....................               (1,031)
        Share in results of affiliated companies.......               (5,022)
        Financial charges and other....................               (4,768)
        Income tax (provision) benefit.................                  242
                                                              --------------
                Net loss...............................              (10,579)
                                                              ==============

5.  Marketable Equity Securities of Parent

    As of June 30, 1999, a subsidiary of UPC owned 2,784,620 shares of United's Class A Common shares, valued at fair market value of 401,100. The fair market value of the shares at December 31, 1998 was 101,097, resulting in an unrealized gain of 300,003 for the six months ended June 30, 1999.

6.  Property, Plant and Equipment

                                                             As of         As of
                                                           June 30,     December 31,
                                                             1999           1998
                                                          -----------   ------------
     Cable distribution networks...................         1,897,643        466,087
     Subscriber premises equipment and converters..           131,783        134,527
     MMDS distribution facilities..................            15,284         13,873
     Office equipment, furniture and fixtures......            28,354         35,294
     Buildings and leasehold improvements..........            32,834         12,754
     Other.........................................            90,724         28,170
                                                          -----------   ------------
                                                            2,196,622        690,705
              Accumulated depreciation.............          (266,097)       (87,708)
                                                          -----------   ------------
              Net property, plant and equipment....         1,930,525        602,997
                                                          ===========   ============

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. Goodwill and Other Intangible Assets

                                                              As of         As of
                                                            June 30,     December 31,
                                                              1999          1998
                                                          ------------  ------------
        UTH.........................................         847,369             -
        Telekabel Group.............................         389,382       389,513
        Janco Multicom..............................         185,221       165,494
        Telekabel Hungary...........................          95,139        97,429
        TVD.........................................          44,928        42,189
        UPC ........................................          64,400             -
        SKT Bratislava..............................          42,301             -
        RCF.........................................          13,633             -
        Other.......................................           9,885        24,516
                                                          ----------    ----------
                                                           1,692,258       719,141
                 Accumulated amortization...........         (88,354)      (39,109)
                                                          ----------    ----------
                 Net goodwill and other intangible
                   assets...........................       1,603,904       680,032
                                                          ==========    ==========

8. Short-Term Debt

Time Warner Note

   Short-term debt as of December 31, 1998 includes the USD18.0 million (34,020) non-interest bearing Time Warner Note. In March 1999, the Time Warner Note was repaid as TWE exercised its option to acquire UPC's 50% interest in HBO Hungary and 100% interest in TV Max.

Telekabel Hungary Facility

   In October 1998, Telekabel Hungary entered into a DM65.6 million (74.0 million) six-month secured bridge facility. As of December 31, 1998, the amount outstanding under this facility totaled DM26.0 million (29.3 million). In
April 1999, a subsidiary of UPC repaid the balance of the Telekabel Hungary Facility.

9. Long-Term Debt

                                                As of          As of
                                               June 30,     December 31,
                                                 1999          1998
                                              -----------   ------------
     Senior Revolving Credit Facility....        458,024        968,018
     New Telekabel Facility..............        539,909              -
     CNBH Facility.......................        239,495              -
     Bridge Bank Facility................              -        113,519
     Mediareseaux Facility...............         69,495         40,344
     RCF Facility........................         81,382              -
     Bank and other loans................        104,405        166,387
                                              ----------    -----------
                                               1,492,710      1,288,268
              Less current portion.......        (12,971)      (113,519)
                                              ----------    -----------
              Total......................      1,479,739      1,174,749
                                              ==========    ===========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Senior Revolving Credit Facility

   In October 1997, UPC and Norkabel as borrowers entered into a 1,100,000 multi-currency revolving credit facility ("Senior Revolving Credit Facility")
with a syndicate of banks.   In December 1997, Telekabel Wien and the other
members of the Telekabel Group also became borrowers under the Senior Revolving Credit Facility. Although not a borrower, TVD is a guarantor under the Senior Revolving Credit Facility. Norkabel was succeeded as a borrower by Janco Multicom after the merger of Janco and Norkabel. In February 1999, the facility amount was reduced from 1,100,000 to 1,000,000. As of June 30, 1999, the amount outstanding under the Senior Revolving Credit Facility for UPC, Telekabel Wien and Janco Multicom was 0, 256,403 and 201,621 respectively. Amounts advanced under the Senior Revolving Credit Facility bear interest at the London interbank offered rate (''LIBOR'') plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The borrowings of the Company and its subsidiaries in Austria, Belgium and Norway are limited by financial covenants under the Senior Revolving Credit Facility. The principal amount of all borrowings by the Company and such subsidiaries may not exceed certain multiples of total annualized net operating cash flow for the Company and such subsidiaries. In addition, the principal amount of all borrowings of the Company and such subsidiaries may not exceed certain multiples of their cable television net operating cash flow. The Senior Revolving Credit Facility generally prohibits dividends and other distributions to shareholders of the Company unless, among other things, the Company achieves for at least two consecutive quarters certain financial ratios. The Senior Revolving Credit Facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and securities offerings. In July 1999, the outstanding debt under this facility was refinanced with a new Senior Credit Facility. See Note 13.

New Telekabel Facility

   In March 1999, UTH replaced their existing 690.0 million facility with a senior facility ("New Telekabel Facility") and additional shareholder loans. The New Telekabel Facility consists of a Euro340.0 million (750 million) revolving facility to N.V. Telekabel Beheer that will convert to a term facility on December 31, 2001. Euro5.0 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. The New Telekabel Facility was used to repay a portion of the UTH facility and for capital expenditures. The facility bears interest at the Euro Interbank Offered Rate ("EURIBOR") plus a margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's operating cash flow. The New Telekabel Facility is secured, among other things, by a pledge over shares held by the borrower and will restrict N.V. Telekabel Beheer's ability to incur additional debt.

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Mediareseaux Facility

     In July 1998, Mediareseaux entered into an 9.5 year term facility with a bank for an amount of FFR680.0 million ("Mediareseaux Facility"). The purpose of the facility is to finance on-going capital expenditures, working capital and acquisitions with a limit of FFR120.0 million. The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50% of its excess cash flow in prepaying the facility. The Mediareseaux Facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux secured a 9.5 year FFR20.0 million overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable.

RCF Credit Facility

     In 1990, RCF and six of its subsidiaries entered into a FFR160.0 million credit facility with a consortium of banks to finance working capital and operations. In 1995 this facility was amended and extended to FFR252.4 million to refinance three further credit facilities entered into by other subsidiaries of RCF with a consortium of banks in an aggregate amount of FFR108.0 million in 1993. The loan bears an interest rate of PIBOR (the French interbank offer rate) plus 1.5%, payable in arrears quarterly. The loan has to be repaid in yearly installments of FFR34.6 million beginning at the end of 1999 until December 31, 2005. Subject to certain exceptions, the loan restricts RCF and certain of its subsidiaries from incurring certain additional indebtedness, from having liens on or disposing of certain assets, from merging or consolidating and from dividend payments.

DIC Loan

     In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned the Company a total of USD90.0 million ("DIC Loan") to acquire the additional interests in Tevel and Melita. The DIC Loan matures in November 2000 and is secured by the Company's pledge of its ownership interest in Tevel. The DIC Loan bears interest at 8% and is payable, together with 106% of the principal amount, on maturity. The DIC Loan may be repaid on quarterly prepayment dates with three months' prior notice by the Company. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of USD90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90% of the initial public offering price. UPC allocated the USD90.0 million in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. Accordingly, the effective interest rate on the debt instrument exceeds the stated rate as set forth above. In February 1999, the option agreement was amended, resulting in a grant of two
options of USD45.0 million each.   In February 1999, DIC exercised the first
option for USD45.0 million and received 1,558,654 ordinary shares. UPC repaid USD45.0 million of the DIC Loan and accrued interest with the proceeds received
from the option exercise.   The remaining option to acquire USD45.0 million,
plus accrued interest, of ordinary shares is at a price equal to the 30 day average closing price of our shares on the Amsterdam Stock Exchange, or the initial public offering price, whichever is higher. The remaining option is exercisable until September 30, 2000.

10.  Shareholders' Equity

     In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3 for 2 stock split and an increase in the number of authorized ordinary shares to 200,000,000, which was legally effected before the Company's initial public offering. Therefore, all share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively restated to reflect this event. The Company's shareholders also approved the issuance of 100 priority shares, which have special approval and other rights, to United. In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 preference shares A and 200,000,000 preference shares B. All shares have a par value of Euro 0.30 (0.661113) per share. Subsequent to June 30, 1999, the Company's shareholders approved an amendment to the Company's Articles of Incorporation. See Note 13.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Initial Public Offering

     During February 1999, the Company successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately 2,852,902 and 2,660,060, respectively. Also concurrent with the offering, proceeds were used to reduce the Senior Revolving Credit Facility (635,791, including accrued interest of 15,791), repay in its entirety the Bridge Bank Facility (110,021, net of the interest reserve account), acquire NUON's 49% interest in UTH (518,061), and the purchase from NUON of a 33,000 subordinated loan from UTH, including accrued interest (33,279). Subsequent to the offering, we also repaid USD80.0 million (157,437) of the note payable to United.

Relationship with Microsoft

     On January 25, 1999, UPC and Microsoft Corporation ("Microsoft") signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC agreed to grant Microsoft warrants to purchase up to 3,800,000 shares or ADSs at Microsoft's option, at an exercise price of USD28.00. Half of these warrants are expected to be formally issued in the second half of 1999. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. Concurrent with the initial public offering, UPC recorded as contract acquisition rights approximately 64.4 million associated with the first half of the warrants. Such costs will be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend on the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met in accordance with EITF Issue No. 96-18.

11.  Segment and Geographic Information

     The Company's business has historically been derived from our video entertainment segment. This service has been provided in various European countries where the Company owns and operates its systems. During 1997, the Company introduced Internet/data and during 1999 the Company introduced telephony in several of its systems.

     The Company evaluates performance and allocates resources at the geographic country level and by business line. The key operating performance criteria used in this evaluation includes revenue growth and operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"). Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from the Company's operations from period to period and thus to value its business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by its Adjusted EBITDA as it pleases. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

     A summary of the segment information by geographic area is as follows:

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                      Revenue for the Three Months Ended June 30, 1999
                        ------------------------------------------------------------------------------
                          Cable                   Internet/     Programming
                        Television    Telephony      Data         & Other     Intercompany    Total
                        ----------    ---------   ---------     -----------   ------------  ---------
The Netherlands:
  Corporate............          -            -           -           1,517              -      1,517
  UPCtv................          -            -           -              26              -         26
  chello...............          -            -       2,879               -         (2,879)         -
  Priority Telecom.....          -            -           -               -              -          -
  Operating companies..     54,033       12,735       1,851               -              -     68,619
Austria................     42,864        2,059       5,774               -              -     50,697
Belgium................      8,263            -       1,156               -              -      9,419
Czech Republic.........      2,472            -           -               -              -      2,472
Norway.................     25,203           63         209               -              -     25,475
Hungary ...............     17,518            -          37               -              -     17,555
France.................      3,071          706         264               -              -      4,041
Other .................      2,841            -           -             472              -      3,313
                        ----------    ---------   ---------     -----------   ------------  ---------
  Total ...............    156,265       15,563      12,170           2,015         (2,879)   183,134
                        ==========    =========   =========     ===========   ============  =========

                                Revenue for the Three Months Ended June 30, 1998
                        ------------------------------------------------------------------
                          Cable                   Internet/     Programming
                        Television    Telephony      Data         & Other         Total
                        ----------    ---------   ---------     -----------    -----------
The Netherlands:
  Corporate.............         -            -           -           3,431          3,431
  UPCtv.................         -            -           -               -              -
  chello................         -            -           -               -              -
  Priority Telecom......         -            -           -               -              -
  Operating companies...    13,363          241           -               -         13,604
Austria.................    42,519           14       1,656               -         44,189
Belgium.................     7,612            -         326             648          8,586
Czech Republic..........     2,240            -           -               -          2,240
Norway..................    23,572            -          84               -         23,656
Hungary ................         -            -           -               -              -
France..................     1,803            -           -               -          1,803
Other ..................     2,214            -           -             542          2,756
                            ------          ---       -----           -----        -------
  Total ................    93,323          255       2,066           4,621        100,265
                            ======          ===       =====           =====        =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                     Revenue for the Six Months Ended June 30, 1999
                        ----------------------------------------------------------------------------
                          Cable                   Internet/    Programming
                        Television   Telephony      Data         & Other       Intercompany    Total
                        ----------   ---------    ---------    -----------     ------------   -------
The Netherlands:
  Corporate.............         -            -           -           3,257              -      3,257
   UPCtv................         -            -                          26              -         26
  chello................         -            -       3,743               -         (3,743)         -
  Priority Telecom......         -            -           -               -              -          -
  Operating companies...    86,768       19,769       2,514               -              -    109,051
Austria.................    86,489        2,304      10,421               -              -     99,214
Belgium.................    16,158            -       2,052               -              -     18,210
Czech Republic..........     4,712            -           -               -              -      4,712
Norway..................    49,283           69         396               -              -     49,748
Hungary ................    34,885            -          99               -              -     34,984
France..................     6,197          724         282               -              -      7,203
Other ..................     4,686            -           -             863              -      5,549
                        ----------   ----------   ---------    ------------    -----------    -------
  Total ................   289,178       22,866      19,507           4,146         (3,743)   331,954
                        ==========   ==========   =========    ============    ===========    =======

                                  Revenue for the Six Months Ended June 30, 1998
                        ------------------------------------------------------------------
                          Cable                  Internet/      Programming
                        Television    Telephony     Data          & Other           Total
                        ----------    ---------   ---------     -----------        -------
The Netherlands:
  Corporate.............         -            -           -           6,008          6,008
   UPCtv................         -            -           -               -              -
  chello................         -            -           -               -              -
  Priority Telecom......         -            -           -               -              -
  Operating companies...    26,523          361           -               -         26,884
Austria.................    84,846           14       2,442               -         87,302
Belgium.................    16,543            -         503             648         17,694
Czech Republic..........     4,238            -           -               -          4,238
Norway..................    46,451            -         124               -         46,575
Hungary ................         -            -           -               -              -
France..................     3,114            -           -               -          3,114
Other ..................     2,863            -           -             592          3,455
                        ----------    ---------   ---------     -----------        -------
  Total ................   184,578          375       3,069           7,248        195,270
                        ==========    =========   =========     ===========        =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Adjusted EBITDA for the Three Months Ended June 30, 1999
                        ------------------------------------------------------------------
                          Cable                   Internet/     Programming
                        Television    Telephony      Data         & Other          Total
                        ----------    ---------   ---------     -----------      ---------
 The Netherlands:
  Corporate.............         -            -           -         (12,371)       (12,371)
   UPCtv................         -            -           -          (5,052)        (5,052)
  chello................         -            -     (26,857)              -        (26,857)
  Priority Telecom......         -       (1,197)          -               -         (1,197)
  Operating companies...    26,067       (3,723)     (2,331)           (685)        19,328
Austria.................    23,244       (6,081)         32               -         17,195
Belgium.................     2,942            -        (988)              -          1,954
Czech Republic..........       (84)           -           -               -            (84)
Norway..................    11,807       (2,335)     (1,934)              -          7,538
Hungary ................     5,347            -         (21)              -          5,326
France..................      (332)      (2,590)       (838)              -         (3,760)
Other ..................       950            -        (176)           (862)           (88)
                        ----------    ---------   ---------     -----------      ---------
  Total ................    69,941      (15,926)    (33,113)        (18,970)         1,932
                        ==========    =========   =========     ===========      =========

                             Adjusted EBITDA for the Three Months Ended June 30, 1998
                        ------------------------------------------------------------------
                          Cable                   Internet/     Programming
                        Television    Telephony      Data         & Other          Total
                        ----------    ---------   ---------     -----------      ---------
 The Netherlands:
  Corporate.............         -            -           -          (3,952)        (3,952)
   UPCtv................         -            -           -            (300)          (300)
  chello................         -            -        (642)              -           (642)
  Priority Telecom......         -            -           -               -              -
  Operating companies...     8,693           92         (51)              -          8,734
Austria.................    21,986         (520)     (1,261)              -         20,205
Belgium.................     4,359            -        (461)           (189)         3,709
Czech Republic..........      (509)           -           -               -           (509)
Norway..................     8,549          (65)       (431)              -          8,053
Hungary ................         -            -           -               -              -
France..................      (626)        (372)        (20)              -         (1,018)
Other ..................        40            -           -          (4,090)        (4,050)
                        ----------    ---------   ---------     -----------      ---------
  Total ................    42,492         (865)     (2,866)         (8,531)        30,230
                        ==========    =========   =========     ===========      =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              Adjusted EBITDA for the Six Months Ended June 30, 1999
                        ------------------------------------------------------------------
                          Cable                   Internet/     Programming
                        Television    Telephony     Data          & Other          Total
                        ----------    ---------   ---------     -----------      ---------
 The Netherlands:
  Corporate.............         -            -           -         (22,615)       (22,615)
   UPCtv................         -            -                      (6,237)        (6,237)
  chello................         -            -     (38,911)              -        (38,911)
  Priority Telecom......         -       (1,525)          -                         (1,525)
  Operating companies...    42,990       (5,753)     (3,409)           (685)        33,143
Austria.................    48,080      (10,532)       (317)              -         37,231
Belgium.................     5,118            -      (2,344)              -          2,774
Czech Republic..........      (565)           -           -               -           (565)
Norway..................    21,932       (5,529)     (4,389)              -         12,014
Hungary ................    11,289            -         (26)              -         11,263
France..................      (344)      (4,704)     (1,844)              -         (6,892)
Other ..................     1,365            -        (176)         (4,957)        (3,768)
                        ----------    ---------   ---------     -----------      ---------
  Total ................   129,865      (28,043)    (51,416)        (34,494)        15,912
                        ==========    =========   =========     ===========      =========

                              Adjusted EBITDA for the Six Months Ended June 30, 1998
                        ------------------------------------------------------------------
                          Cable                   Internet/     Programming
                        Television    Telephony     Data          & Other          Total
                        ----------    ---------   ---------     -----------      ---------
 The Netherlands:
  Corporate.............         -            -           -          (8,091)        (8,091)
   UPCtv................         -            -           -            (300)          (300)
  chello................         -            -        (868)              -           (868)
  Priority Telecom......         -            -           -               -              -
  Operating companies...    17,403          130         (51)              -         17,482
Austria.................    46,231         (755)     (2,524)              -         42,952
Belgium.................     8,080            -      (1,426)           (189)         6,465
Czech Republic..........    (1,427)           -           -               -         (1,427)
Norway..................    17,963         (130)       (617)              -         17,216
Hungary ................         -            -           -               -              -
France..................    (1,447)        (372)        (20)              -         (1,839)
Other ..................       502            -           -          (4,901)        (4,399)
                        ----------    ---------   ---------     -----------      ---------
  Total ................    87,305       (1,127)     (5,506)        (13,481)        67,191
                        ==========    =========   =========     ===========      =========

Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                    For the Three Months         For the Six Months
                                                       Ended June 30,              Ended June 30,
                                               ---------------------------   --------------------------
                                                    1999           1998          1999           1998
                                               -------------   -----------   -----------   ------------
Adjusted EBITDA................................        1,932        30,230        15,912         67,191
Depreciation and amortization..................      (85,206)      (46,496)     (148,404)       (94,953)
Stock-based compensation ......................      (63,626)            -      (100,186)          (406)
                                               -------------   -----------   -----------   ------------
   Net operationg (loss) income................     (146,900)      (16,266)     (232,678)       (28,168)
Interest income................................        8,609         1,203        13,520          2,017
Interest expense...............................      (23,862)      (25,421)      (62,107)       (48,155)
Gain on sale of assets.........................            -             -        14,625              -
Foreign exchange (loss) gain and other expense.       12,740        (3,340)       (2,595)        (8,234)
                                               -------------   -----------   -----------   ------------
   Net loss before income taxes and other items     (149,413)      (43,824)     (269,235)       (82,540)
Share in results of affiliated companies, net..      (12,896)      (17,480)      (33,168)       (31,619)
Minority interests in subsidiaries.............          192         1,481           115          1,722
                                               -------------   -----------   -----------   ------------
   Net loss before income tax benefit (expense)     (162,117)      (59,823)     (302,288)      (112,437)
                                               =============   ===========   ===========   ============

                                  Total Assets
                        --------------------------------
                            As of             As of
                           June 30,        December 31,
                             1999              1998
                        -------------    --------------
The Netherlands:
  Corporate.............    1,347,911           567,264
  UPCtv.................        3,941               106
  chello................       17,532             6,617
  Priority Telecom......          594               174
  Operating companies...    1,952,274                 -
Austria.................      692,183           644,791
Belgium.................       97,381           109,331
Czech Republic..........       23,882            21,730
Norway..................      488,197           414,038
Hungary ................      210,169           164,280
France..................      305,260            96,563
Other ..................       75,639            42,885
                        -------------    --------------
  Total ................    5,214,963         2,067,779
                        =============    ==============

12.  Comprehensive Income (Loss)

  The components of total comprehensive income (loss) are as follows:

                                                    For the Three Months Ended       For the Six Months Ended
                                                             June 30,                       June 30,
                                                    --------------------------       ------------------------
                                                        1999           1998             1999          1998
                                                    -----------    -----------       ----------    ----------
Net loss..........................................     (160,631)       (59,428)        (301,170)     (111,323)
Other comprehensive loss:
    Change in cumulative translation adjustments..       (1,778)        (1,201)           8,403        (7,419)
    Change in unrealized gain on investments......      152,781         (6,972)         300,003        36,632
                                                    -----------    -----------       ----------    ----------
          Total comprehensive income (loss).......       (9,628)       (67,601)           7,236       (82,110)
                                                    ===========    ===========       ==========    ==========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.  Subsequent Events

144A Offering of Senior Notes

     On July 27, 1999, UPC completed a USD1.5 billion bond offering.   The
offering consists of three tranches: USD800.0 million of ten-year senior notes due 2009 with a 10 7/8% coupon; Euro 300.0 million of ten-year senior notes due 2009 with a coupon of 10 7/8%; and USD735.0 million aggregate principal amount of ten-year 12 1/2% senior discount notes due 2009. The senior discount notes were sold at 54.521% of face value amount yielding gross proceeds of approximately USD400.0 million and will accrue interest, but no interest is payable until 2004. The USD800.0 million of senior notes was swapped into Euros to minimize UPC's currency and interest rate exposure. The swap will yield an initial average interest rate on the swap portion of 7.8% and an initial weighted average rate on the total USD1.5 billion offering of 9.7%.

Senior Credit Facility

     On July 27, 1999, UPC and a syndicate of banks entered into a Euro1.0 billion multi-currency senior secured credit facility (the "Senior Credit Facility"). Until the earlier of October 31, 1999 and the completion of the syndication of the Senior Credit Facility, availability under the Senior Credit Facility is limited to Euro 500.0 million and such amount may not be used to fund any acquisitions. The Senior Credit Facility matures on July 26, 2006 and is comprised of two tranches. The Euro 750.0 million Tranche A is a senior secured reducing revolving credit facility. The Tranche B is a Euro 250.0 million term loan credit facility. The Senior Credit Facility bears interest at the EURIBOR (for borrowings in Euros) and at the LIBOR (for all other borrowings) plus a margin between 0.75% and 2.0%, plus an additional cost of funding. The Senior Revolving Credit Facility was refinanced with funds from the Senior Credit Facility.

Acquisition of Stjarn

     On July 30, 1999, UPC acquired the stock of NBS Nordic Broadband Services AB, whose primary asset is the operating company StjarnTVnatet AB ("Stjarn")for a purchase price of USD397.0 million (817.8 million). USD100.0 million (206.0 million) of the purchase price will be paid in the form of a one year note with interest at 8% per year and the balance of the purchase price will be paid in cash. The note will automatically convert into UPC's equity in the event of a public equity offering of its new ordinary shares B. If no public equity offering occurs, UPC will have the option, at maturity of the note, to pay the note in either cash or its stock. Stjarn operates cable television systems serving the greater Stockholm area and leases its fiber cable network which has access to 770,000 homes and 30,000 businesses. Stjarn systems passed approximately 422,000 homes and had approximately 240,000 subscribers as of June 30, 1999.

Amendment to the Articles of Association

      In July 1999, at the annual shareholders' meeting, the shareholders approved the amendment of UPC's Articles of Association to authorize 100 million ordinary shares B with the right to cast 1 vote per share and to increase the voting rights of the newly re-named ordinary shares A (formerly the ordinary shares), the priority shares, the preference shares A and the preference shares B to 100 votes per share. The shareholders also approved an increase in the nominal value of each issued and outstanding ordinary share A and each priority share from Euro 0.30 to Euro 2.0.

S-1 Offering

     On August 3, 1999, UPC filed a Form S-1 registration statement with the United States Securities and Exchange Commission in connection with a proposed global offering of UPC's newly created ordinary shares B.

Acquisition of an Interest in SBS Broadcasting S.A.

     In July 1999, UPC closed the purchase of approximately 4.8% of SBS Broadcasting S.A. ("SBS") for cash of approximately USD24.3 million (50.1 million). In August 1999, UPC acquired an additional 8.6% for USD75.9 million (154.8 milliion), increasing its ownership to 13.4% of SBS. SBS owns and operates television and radio stations across nine countries in Europe.

Acquisition of @Entertainment, Inc.

     On August 6, 1999, UPC completed its tender offer for all outstanding shares of @Entertainment at a price of USD19.00 per share in cash. Subsequently all remaining outstanding common stock, preferred stock, stock options and stock warrants were purchased by UPC. The purchase price for @Entertainment is USD807.0 million (1,654.4 million). @Entertainment provides cable television, DTH satellite television services and related programming in Poland. These systems had approximately 1,669,000 homes passed, 967,000 cable subscribers and 130,000 DTH subscribers as of June 30, 1999.

     The consummation of the Company's tender offer of @Entertainment resulted in a change of control, and as a result, @Entertainment will be obligated to offer to repurchase any notes that the note holders put to it at 101% of their principal amount, plus accrued and unpaid interest. The Company expects that the holders of the @Entertainment PCI notes and the Series C Senior Discount Notes may exercise their rights to require the purchase of their notes following the change of control triggered by our acquisition of @Entertainment. If the holders of those notes exercised their rights to put all of their notes, this would require @Entertainment to repay approximately USD140.3 million (NLG298.9 million) of debt. The @Entertainment 1999 Series B 14 1/2% Senior Discount Notes and the @Entertainment 14 1/2% 1998 Senior Discount Notes of which USD233.9 million (NLG498.3 million) was outstanding at June 30, 1999, contain a similar provision enabling holders to require @Entertainment to purchase the notes following a change of control. Given the coupon on those notes, however, the Company does not expect any significant number of holders of those notes to exercise their put rights. The actual amount exercised may differ significantly from the Company's expectations.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Videopole

     In August 1999, UPC completed the acquisition of Videopole for a total purchase price of USD135.1 million (279.4 million). The purchase price was paid with cash of USD65.2 million (134.8 million) and 955,376 ordinary shares A, which are registered on the Amsterdam Stock Exchange only. The share price was based on a 20-day average stock price through August 2, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

   The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions about matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to manage and grow our newer telephone and Internet/data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. Our statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that relate to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations covers the three and six months ended June 30, 1999 and 1998, as restated to include Monor Communications Group, Inc., Tara Television Limited, and Ibercom, Inc. for all periods in which their operations were part of United's consolidated results, and should be read together with our condensed consolidated financial statements and related notes included elsewhere herein. These condensed consolidated financial statements provide additional information regarding our financial activities and condition.

                                  Introduction

   We commenced our present business in July 1995. We own and operate broadband communications networks in 10 countries in Europe and in Israel. We provide communications services in many European countries through our three business lines: cable television, telephone and Internet/data services. Our subscriber base is one of the largest of any group of broadband communications networks operated across Europe. We intend to continue to increase our presence in the European market through acquisitions as the European telecommunications market consolidates, and to implement our bandend package of video, voice and Internet/data product offerings in systems we acquire. We and Microsoft recently signed a letter of intent to establish a relationship to work jointly on Internet, telephone and video projects.

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

June 1998                   On June 29, 1998, we acquired from Time Warner Entertainment Company L.P.  ("TWE") 50% of
Eastern Europe              Kabelkom, the Hungarian cable television system holding company, increasing our ownership
Transactions                to 100%. The purchase price was approximately USD27.5 million, USD9.5 million of which was payable in cash and USD18.0 million by delivery of a non-interest bearing note. We gave TWE  the option, exercisable until March 26, 1999, to purchase 50% of the Hungarian programming businesses formerly held by Kabelkom, including HBO Hungary, and 100% of TV
                            Max, a Czech and Slovak Republic programming business, for approximately USD18.25 million. Effective June 30, 1998, we combined our interest in Kabelkom with Kabeltel, a group of Hungarian cable television systems located in Budapest and other large Hungarian cities, forming Telekabel Hungary. We own 79.25% of Telekabel Hungary, Hungary's largest cable television operator, and started consolidating its results as of such date.  In
                            March 1999, TWE exercised its option to purchase our Hungarian programming business and
                            TV Max.

August 1998                 In August 1998, UPC and NUON combined all of our Dutch broadband cable
UTH Formation               television and telecommunications businesses to form UTH. We contributed 100% of
                            CNBH and 50% of A2000 for our 51% interest in UTH. NUON contributed 100% of Telekabel
                            Beheer. UPC and NUON agreed on the relative values of the respective assets and NUON made a small balancing payment of approximately NLG2.0 million for its 49% interest.
                            As a result of the creation of UTH, effective August 1, 1998, we did not consolidate the results of CNBH and accounted for UTH using the equity method of accounting. As described below, however, we purchased the other 49% of UTH in February 1999 and began consolidating UTH effective February 1, 1999.

November 1998               We held our interest in the Israeli, Maltese and Irish operating systems through a
Increase in Israeli and     partnership with a subsidiary of Tele-Communications International, Inc. In November
Maltese Systems Ownership   1998, we acquired Tele-Communications International's indirect 23.3% and 25.0% interests in the Israeli and Maltese systems for approximately USD88.5 million, net of closing adjustments, doubling our respective interests in these systems to 46.6% and 50%, respectively. We financed this acquisition through a loan from our primary partners in the Israeli operating system.


November 1998               As part of the Israeli and Maltese transaction described above, in November 1998, we
Sale of Irish System        purchased from Riordan Communications Ltd., an indirect 5% interest in an Irish multi-channel television system and 5% of Tara Television Limited, a company providing
                            Irish programming to the U.K. markets. The purchase price was settled using 384,531 shares of United we indirectly held. In November 1998, we sold the newly-acquired 5%
                            interest in the Irish multi-channel television system, together with our previously-
                            held 20% interest in this system, to Tele-Communications International, Inc. The purchase price for this transaction was USD20.5 million, offsetting part of the purchase price payable for the Israeli and Maltese systems.

December 1998               In December 1998, United sold to us in exchange for 6,330,340 of our ordinary shares
Purchase of Monor and       United's:
Tara from United
                            .    44.75% economic interest in Monor Communications Group Inc., ("Monor") a   company
                                 that operates a traditional telephone system in the Monor region of  Hungary.
                            .    75% interest in Tara Television Limited ("Tara"), a company with revenues of approximately NLG1.3 million for the year ended December 31, 1998.

                            Because this was an exchange between companies under common control, we have restated our financial statements for all periods in which the operations of these companies were part of United's consolidated financial statements.

February 1999/May 1999      In February 1999, United sold to us, in exchange for 4,955,264 of our ordinary shares,
Purchase of IPS             United's approximately 33.5% interest in Ibercom, Inc. ("IPS"), a group of programming
From United                 entities focusing on the Spanish- and Portuguese-speaking markets. IPS  had revenues of approximately NLG34.0 million for the year ended December 31, 1998.

                            Because this was an exchange between companies under common control, we have restated our financial statements for all periods in which the operations of IPS were part of United's consolidated financial statements.

                            In May 1999, we acquired a further 16.5% interest in IPS from an unaffiliated party for approximately USD7.6 million (NLG15.6 million), increasing our ownership to 50%.
February 1999               On February 17, 1999, UPC acquired NUON's 49% ownership interest in UTH for NLG518.1
Purchase of UTH             million. In addition, UPC purchased from NUON a NLG33.3 million subordinated loan,
Minority Interest           including interest, dated December 23, 1998 owed by UTH to NUON. We paid for the entire purchase price and loan totaling NLG551.4 million in cash on closing. Effective February
                            17, 1999, we own 100% of UTH and began consolidating UTH as of February 1, 1999.

March 1999                  On March 29, 1999, UPC reached a definitive agreement with Time Warner
Agreement to purchase       Entertainment for the purchase by us of 100% of Time Warner Cable France, a company which
Time Warner Cable           controls and operates three cable TV systems with homes passed of approximately 232,000 and
France                      subscribers of approximately 69,000 in the suburbs of Paris and Lyon and the city of
                            Limoges as of June 30, 1999.  Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999.  The purchase price is approximately USD71.0 million (NLG151.2 million).

June 1999                   In June 1999, we acquired 100% of the GelreVision multi-channel television systems in The
Acquisition of              Netherlands.  The acquisition increased our homes passed by 145,000 and our subscriber
GelreVision                 base by 132,000, based on June 30, 1999 data.  We paid NLG233.9 million for GelreVision.
                            These systems are contiguous to our A2000 and TeleKabel Beheer operations.

June 1999                   In June 1999, we completed the acquisition of S.K.T. spol s.r.o., which operates a cable
Acquisition of SKT          television system in Bratislava, the capital of the Slovak Republic.  The purchase price was USD43.25 million (NLG90.7 million).  This system passed approximately 168,000 homes and had approximately 158,000 subscribers as June 30, 1999.

June 1999                   In June 1999, we acquired 95.7% of Reseaux Cables de France ("RCF"), the fifth largest cable television
Acquisition of Reseaux      operation in France, which operates cable television systems throughout France, for FFR172.0 million
Cables de France            (NLG57.8 million). These systems passed approximately 202,000 homes and had an aggregate of approximately 74,000 subscribers as of June 30, 1999. This acquisition is currently subject to pending arbitration proceedings between the seller and a third party and our purchase of RCF may be challenged following the conclusion of this arbitration.

June 1999                   In June 1999, we agreed to acquire the 50% interest in A2000 that we did not already own
Agreement to                for USD229.0 million (NLG487.8 million).  A2000 operates systems serving Amsterdam and
Acquire A2000               its surrounding communities of Landsmeer, Purmerend, Zaanstad, Ouder-Amstel and
                            Hilversum.  A2000 systems passed 580,000 homes and had approximately 532,000 cable subscribers, 26,000 cable telephone subscribers and 14,400 high-speed Internet subscribers as of June 30, 1999.  The A2000 acquisition is expected to close in August,
                            1999 or later upon the receipt of the necessary cable regulatory authority approval.

June 1999                   In June 1999, we agreed to acquire MediaOne's 94.6% interest in Kabel Plus, which owns
Agreement to                and operates cable television and telephony systems in the Czech and Slovak Republics.
Acquire Kabel Plus          The systems of Kabel Plus passed approximately 620,000 homes and had an aggregate of approximately 359,000 subscribers as of June 30, 1999.  The purchase price is USD150.0 million (NLG319.5 million).  The Kabel Plus acquisition is expected to close in October
                            1999, following the receipt of the necessary cable regulatory authority approval and anti-monopoly authority approval.

July 1999                   In July 1999, we acquired the stock of NBS Nordic Broadband Services AB, whose primary
Acquisition of              asset is the operating company  StjarnTVnatet AB ("Stjarn") for a purchase price of
Stjarn                      approximately USD397.0 million (NLG817.8 million).  USD100.0 million (NLG206.0 million)
                            of the purchase price will be paid in the form of a one year note with interest at 8% per year and the balance of the purchase price will be paid in cash.  The note will automatically convert into our equity in the event of a public equity offering of our new ordinary shares B. If no public equity offering occurs, we will have the option, at maturity of the note, to pay the note in either cash or our stock. Stjarn operates cable television systems serving the greater
                            Stockholm area and leases its fiber optic network which has access to 770,000 homes and 30,000 businesses. Stjarn systems passed approximately 422,000 homes and had approximately 240,000 subscribers as of June 30, 1999.

July/August 1999            In July 1999, we closed the purchase of approximately 4.8% of SBS for cash of approximately USD24.3
Acquisition of an           million (NLG50.1 million). In August 1999, we acquired an additional 8.6% interest for USD75.9 million
Interest in SBS             (NLG154.8 million), increasing our interest to 13.4%. This investment will align us with one of the leading European broadcasting companies with which we intend jointly to develop and purchase new programming services.

August 1999                 In August 1999, we acquired 100% of Videopole, the fourth largest cable television
Acquisition of              operation in France.  The Videopole systems passed approximately 359,000 homes and had
Videopole                   approximately 141,000 subscribers as of June 30, 1999.  The purchase price is USD135.1 million (NLG279.4 million).  The purchase price was paid with cash of USD65.2 million (NLG134.8 million) and 955,376 ordinary shares A, which are registered on the Amsterdam Stock Exchange only.
                            The share price was based on a 20-day average stock price through August 2, 1999.

August 1999                 In August 1999, we acquired @Entertainment, which provides cable television, DTH
Acquisition of              satellite television services and related programming services in Poland.  These systems
@Entertainment              had approximately 1,669,000 homes passed, 967,000 cable subscribers and 130,000 DTH subscribers as of June 30, 1999.  The purchase price is USD807.0 million (NLG1,654.4 million).  The acquisition adds a significant number of cable subscribers, valuable programming and DTH operations to our existing service.

                             Results of Operations

   The following table sets forth information from, or derived from, our condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998.

                                                       For the Three Months            For the Six Months
                                                          Ended June 30,                Ended June 30,
                                                 -----------------------------  ------------------------------
                                                       1999           1998            1999          1998
                                                 ---------------  ------------  ---------------  -------------
                                                 (Dutch guilders, in thousands) (Dutch guilders, in thousands)
Service and other revenue.......................       183,134       100,265          331,954       195,270
Operating expense...............................       (84,023)      (35,212)        (151,090)      (66,111)
Selling, general and administrative expense.....      (160,805)      (34,823)        (265,138)      (62,374)
Depreciation and amortization...................       (85,206)      (46,496)        (148,404)      (94,953)
                                                 --------------   -----------   --------------   -----------
      Net operating income (loss)...............      (146,900)      (16,266)        (232,678)      (28,168)
Interest income.................................         8,609         1,203           13,520         2,017
Interest expense................................       (23,862)      (25,421)         (62,107)      (48,155)
Gain on sale of assets..........................             -             -           14,625             -
Foreign exchange gain (loss) and other expense..        12,740        (3,340)          (2,595)       (8,234)
                                                 --------------   -----------   --------------   -----------
      Net loss before income taxes and other
        items...................................      (149,413)      (43,824)        (269,235)      (82,540)
Share in results of affiliated companies, net...       (12,896)      (17,480)         (33,168)      (31,619)
Minority interests in subsidiaries..............           192         1,481              115         1,722
Income tax benefit (expense)....................         1,486           395            1,118         1,114
                                                 --------------   -----------   --------------   -----------
Net loss........................................      (160,631)      (59,428)        (301,170)     (111,323)
                                                 ==============   ===========   ==============   ===========
Other information:
Adjusted EBITDA:
Net operating income (loss).....................      (146,900)      (16,266)        (232,678)      (28,168)
Depreciation and amortization...................        85,206        46,496          148,404        94,953
Stock based compensation........................        63,626             -          100,186           406
                                                 --------------   -----------   --------------   -----------
Consolidated Adjusted EBITDA (1)................         1,932        30,230           15,912        67,191
                                                 ==============   ===========   ==============   ============
As a Percentage of Revenue:
Operating expense................................        (45.9%)       (35.1%)          (45.5%)       (33.9%)
Selling, general and administrative expense......        (87.8%)       (34.7%)          (79.9%)       (31.9%)
Adjusted EBITDA (1)..............................          1.1%         30.2%             4.8%         34.4%
Depreciation and amortization....................        (46.5%)       (46.4%)          (44.7%)       (48.6%)
Net operating (loss) income......................        (80.2%)       (16.2%)          (70.1%)       (14.4%)
Net loss.........................................        (87.7%)       (59.3%)          (90.7%(       (57.0%)

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

Revenue

     During the six months ended June 30, 1999, our revenue increased NLG136.7 million to NLG332.0 million from NLG195.3 million for the six months ended June
30, 1998, a 70.0% increase.   Of this increase, approximately NLG104.6 resulted
from increased cable television revenue, NLG22.5 million resulted from increased telephony revenue and NLG12.7 million resulted from increased Internet/data revenue. Revenue from programming and other services decreased NLG3.1 million. The increase in cable television revenue primarily results from increased
revenues due to the consolidation of UTH effective February 1, 1999.   For the
period from February 1, 1999 through June 30, 1999, cable television revenue from UTH totaled NLG86.8 million, as compared to cable television revenue from CNBH, our only consolidated Dutch system for the six months ended June 30, 1998, of NLG26.5 million. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television revenue for the six months
ended June 30, 1999 of NLG34.9 million.    The remaining increase in cable
television revenue primarily came from subscriber growth.   The increase in
telephony revenue is primarily a result of the consolidation of UTH, as well as increased telephony revenue from the launch of telephony services in Austria,
France and Norway in the first half of 1999.   The increase in Internet/data
services revenue is primarily due to increased revenue from Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999.

     During the three months ended June 30, 1999, our revenue increased NLG82.8 million to NLG183.1 million from NLG100.3 million for the three months ended
June 30, 1998, a 82.6% increase.   Of this increase, approximately NLG62.9
million resulted from increased cable television revenue, NLG15.3 million resulted from increased telephony revenue and NLG7.2 million resulted from increased Internet/data revenue. Revenue from programming and other services decreased NLG2.6 million. The increase in cable television revenue primarily results from the consolidation of UTH effective February 1, 1999. For the three months ended June 30, 1999, cable television revenue from UTH totaled NLG54.0 million, as compared to cable television revenue from CNBH, our only consolidated Dutch system for the three months ended June 30, 1998, of NLG13.4 million. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television revenue for the three months ended June 30, 1999 of NLG17.5 million. The remaining increase in cable television revenue primarily came from subscriber growth. The increase in telephony revenue is primarily a result of the consolidation of UTH, as well as increased telephony revenue from the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services revenue is primarily due to increased revenue from Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999.

Operating Expense

     During the six months ended June 30, 1999, our operating expense increased NLG85.0 million to NLG151.1 million from NLG66.1 million, an increase of 128.6%. Of this increase, approximately NLG32.0 million resulted from increased cable television operating costs, NLG21.7 million resulted from increased telephony operating costs, NLG28.7 million resulted from increased Internet/data operating costs, and NLG2.6 million resulting from increased operating costs for other
services.   The increase in cable television operating costs primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation
of Telekabel Hungary effective July 1, 1998.   For the period from February 1,
1999 through June 30, 1999 consolidated cable operating expense from UTH totaled NLG20.6 million, as compared to cable television operating costs of CNBH, UPC's only consolidated Dutch system for the six months ended June 30, 1998 of NLG5.4
million.   Total cable television operating costs of Telekabel Hungary were
NLG11.3 million for the six months ended June 30, 1999.   The balance of the
increase in cable television operating costs relates to subscriber growth.   The
increase in telephony operating costs is primarily a result of the consolidation of UTH, as well as increased telephony operating costs from the launch of telephony services in Austria, France and Norway in the first half of 1999.
The increase in Internet/data services operating costs is primarily due to increased operating costs in Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999.

     During the three months ended June 30, 1999, our operating costs increased NLG48.8 million to NLG84.0 million from NLG35.2 million for the three months
ended June 30, 1998, a 138.6% increase.   Of this increase, approximately
NLG16.7 resulted from increased cable television operating costs, NLG13.4 million resulted from increased telephony operating costs and NLG19.5 million resulted from increased Internet/data operating costs. Operating costs from programming and other services decreased NLG0.8 million. The increase in cable television revenue primarily results from the consolidation of UTH effective
February 1, 1999.   For the
three months ended June 30, 1999, cable television operating expense from UTH totaled NLG12.9 million, as compared to cable television operating expense from CNBH, our only consolidated Dutch system for the three months ended June 30, 1998, of NLG2.7 million. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television operating expense for the three months ended June 30, 1999 of NLG5.3 million. The remaining increase in cable television operating costs came primarily came from subscriber growth. The increase in telephony operating costs is primarily a result of the consolidation of UTH, as well as increased telephony operating costs from the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services operating costs is primarily due to increased operating costs from Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999.

Selling, General and Administrative Expense

     During the six months ended June 30, 1999, our selling, general and administrative expense increased NLG202.7 million to NLG265.1 million from
NLG62.4 million, an increase of 324.8%.   A substantial portion of this
increase, and the increase as a percentage of revenue, results from a stock-based compensation charge of NLG100.2 million attributable to our stock-option plans for the six months ended June 30, 1999, compared to NLG0.4 million for the six months ended June 30, 1998. Of the remaining increase in selling, general and administrative expense, NLG30.1 million is an increase in cable television selling, general and administrative expense, NLG27.7 million is an increase in telephony selling, general and administrative expense, NLG29.9 million is an increase in Internet/data selling, general and administrative expense (excluding stock-based compensation expense of NLG1.5 million for the chello option plan) and NLG14.9 million is programming, corporate and other selling, general and
administrative costs.    The increase in cable television selling, general and
administrative costs primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1,
1998.   For the period from February 1, 1999 through June 30, 1999 consolidated cable selling, general and administrative expense from UTH totaled NLG20.1 million, as compared to cable television selling, general and administrative expense of CNBH, UPC's only consolidated Dutch system for the six months ended
June 30, 1998 of NLG4.0 million.   Total cable television selling, general and
administrative costs of Telekabel Hungary were NLG10.8 million for the six
months ended June 30, 1999.   The balance of the increase in cable television
selling, general and administrative costs relates to subscriber growth.   The
increase in telephony selling, general and administrative costs is primarily a result of the consolidation of UTH, as well as increased development and the launch of telephony services in Austria, France and Norway in the first half of
1999.   The increase in Internet/data services selling, general and administrative costs is also primarily attributable to the further development and launch preparation costs.

     During the three months ended June 30, 1999, our selling, general and administrative expense increased NLG126.0 million to NLG160.8 million from NLG34.8 million, an increase of 362.1%. A substantial portion of this increase, and the increase as a percentage of revenue, results from a stock-based compensation charge of NLG63.6 million attributable to our stock-option plans for the three months ended June 30, 1999, compared to no charge for the three months ended June 30, 1998. Of the remaining increase in selling, general and administrative expense, NLG18.8 million is an increase in cable television selling, general and administrative expense, NLG17.0 million is an increase in telephony selling, general and administrative expense, NLG18.0 million is an increase in Internet/data selling, general and administrative expense (excluding stock-based compensation expense of NLG0.8 million for the chello option plan) and NLG8.6 million is programming, corporate and other selling, general and administrative costs. The increase in cable television selling, general and administrative costs primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. For the three months ended June 30, 1999 consolidated cable selling, general and administrative expense from UTH totaled NLG12.0 million, as compared to cable television selling, general and administrative expense of CNBH, UPC's only consolidated Dutch system for the three months ended June 30, 1998 of NLG2.2 million. Total cable television selling, general and administrative costs of Telekabel Hungary were NLG5.4 million for three months ended June 30, 1999. The balance of the increase in cable television selling, general and administrative costs relates to subscriber growth. The increase in telephony selling, general and administrative costs is primarily a result of the consolidation of UTH, as well as increased development and the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services selling, general and administrative costs is also primarily attributable to the further development and launch preparation costs. We expect selling, general and administrative costs as a percentage of revenue to decrease in the future as the new video, telephone and Internet/data services mature.

Depreciation and Amortization

     During the six months ended June 30, 1999, our depreciation and amortization expense increased NLG53.4 million to NLG148.4 million from NLG95.0 million for the six months ended June 30, 1999, a 56.2% increase. The increase is primarily due to additional depreciation and amortization from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. The remaining increase comprised additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

    During the three months ended June 30, 1999, our depreciation and amortization expense increased NLG38.7 million to NLG85.2 million from NLG46.5 million for the three months ended June 30, 1998, a 83.2% increase. The increase is primarily due to additional depreciation and amortization from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. The remaining increase comprised additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

    On January 25, 1999 UPC and Microsoft Corporation ("Microsoft") entered into a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, we have agreed to grant Microsoft warrants to purchase up to 3,800,000 ADSs or ordinary shares, at Microsoft's option, at an exercise price of USD28.00 per ordinary share or ADS. Half of these warrants are expected to be formally issued in the second half of 1999. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. Concurrent with our initial public offering, we recorded as contract acquisition rights approximately NLG64.4 million associated with the first half of the warrants. Such costs will be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend upon the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met, in accordance with EITF Issue No. 96-18.

Operating Income (Loss)

     During the six months ended June 30, 1999, operating loss increased NLG204.5 million to NLG232.7 million from NLG28.2 million, a 725.2% increase. Approximately 48.8% of this increase resulted from the stock-based compensation charge of NLG100.2 million related to our stock option plans for the six months ended June 30, 1999. A substantial portion of the remaining increase in net operating loss is due to the focus on the continued development of our telephony and Internet/data services.

     During the three months ended June 30, 1999, operating loss increased NLG130.6 million to NLG146.9 million from NLG16.3 million, a 801.2% increase. Approximately 48.7% of this increase resulted from the stock-based compensation charge of NLG63.6 million related to our stock option plans for the three months ended June 30, 1999. A substantial portion of the remaining increase in net operating loss is due to the focus on the continued development of our telephony and Internet/data services.

     We believe the introduction of telephone services and Internet/data services will have a significant negative impact on operating income (loss) during 1999. Thereafter, this negative impact is expected to decline. The financial effect of the development of our video programming businesses and the construction of our digital distribution platform will depend upon our ability to find joint venture partners for these new investments. If we are unable to find joint venture partners for these new investments, we will be required to consolidate all of the losses of these new investments. During the six and three months ended June 30, 1999, such losses were consolidated.

Interest Expense

   During the three months ended June 30, 1999, interest expense increased NLG13.9 million to NLG62.1 million from NLG48.2 million during the same period in 1998, a 28.8% increase. This increase was due primarily to increases in interest cost related to the DIC Loan, consolidation of the NUON Facility and the acquisition of Telekabel Hungary in June 1998.

   During the three months ended June 30, 1999, interest expense decreased NLG1.5 million to NLG23.9 million from NLG25.4 million during the same period in 1998, a 5.9% decrease. This decrease is primarily due to the paydown of debt with proceeds from our IPO at the end of the first quarter of 1999, which was partially offset by increases in interest cost related to the DIC Loan, consolidation of the NUON Facility and the acquisition of Telekabel Hungary in June 1998.

Foreign Exchange Gain (Loss) and Other Expense

   Foreign exchange gain (loss) and other expense reflected a loss of NLG2.6 million for the six months ended June 30, 1999 as compared to a loss of NLG8.2 million for the same period in 1998. The foreign exchange loss during the six months ended June 30, 1999 was due primarily to a decrease in the value of the Dutch guilder in relation to the U.S. dollar as compared to December 31, 1998, which was partially offset by an increase in the value of the Dutch guilder to the Norwegian Kroner in the second quarter of 1999 as compared to December 31, 1998. Subsequent to December 31, 1998, we repaid a significant portion of our remaining U.S. dollar-denominated indebtedness with proceeds from our initial public offering.

   Foreign exchange gain (loss) and other expense reflected a gain of NLG12.7 million for the three months ended June 30, 1999 as compared to a loss of NLG3.3 million for the same period in 1998. The foreign exchange gain during the three months ended June 30, 1999 was due primarily to an increase in the value of the Dutch guilder to the Norwegian Kroner in the second quarter of 1999.

   Share in Results of Affiliated Companies, Net

   The table below sets forth our share in results of affiliated companies for the applicable periods.

                                                   For the Three Months                  For the Six Months
                                                      Ended June 30,                        Ended June 30,
                                              ------------------------------       ------------------------------
                                                    1999          1998                    1999          1998
                                              ---------------  -------------       ---------------  -------------
                                              (Dutch Guilders, in thousands)       (Dutch Guilders, in thousands)
A2000.........................................    (16,097)      (11,795)               (26,078)      (23,182)
UTH...........................................          -             -                 (5,407)            -
Hungary (Kabelkom, programming and
      cable television).......................          -        (4,863)                  (219)       (5,719)
UII Partnership (Israel, Ireland, Malta) (2)..          -         1,302                      -           861
Tevel (2).....................................        559             -                 (3,557)            -
Melita (2)....................................       (358)            -                   (348)            -
Monor.........................................      2,093        (1,510)                 1,793        (2,122)
Xtra Music....................................     (1,900)            -                 (2,335)            -
Other (1).....................................      2,807          (614)                 2,983        (1,457)
                                              -----------      --------            -----------      --------
Total.........................................    (12,896)      (17,480)               (33,168)      (31,619)
                                              ===========      ========            ===========      ========

(1) "Other" shows in 1998, our share in results from Spain, France and Germany, in 1999 our share in results from Spain and a Czech and Slovak Republic programming business.
(2) Historically, we held our interests in Israel, Ireland and Malta in UII, a general partnership. In November 1998, we acquired our partner's interest in Tevel and Melita and sold our interest in PHL.

   For the six months ended June 30, 1999, our share in net losses of affiliated companies increased to NLG33.2 million from NLG31.6 million for the six months ended June 30, 1998, a 5.1% increase. The increase was primarily due to increased losses from our 51% investment in UTH, accounted for as an equity investment until February 1, 1999 when we acquired the remaining 49% and began consolidating the investment. We also had increased losses from A2000, Tevel and Xtra Music for the six months ended June 30, 1999. These losses were partially offset by the sale of our Hungarian programming and cable television investment in the first quarter of 1999, as well as a decrease in losses from Monor and other investments for the six months ended June 30, 1999 as compared to the same period in 1998.

   For the three months ended June 30, 1999, our share in net losses of affiliated companies decreased to NLG12.9 million from NLG17.5 million for the
three months ended June 30, 1998, a 26.3% decrease.   A substantial portion of
the decrease in share in net losses was attributable to the sale of our interest in our Hungarian programming and cable television investment in the first quarter of 1999. Also a factor in the decrease in our losses recorded for the three months ended June 30, 1999 was our investment in Monor, which recorded income for the three months ended June 30, 1999. These increases were partially offset by losses from investment in Xtra Music during the three months ended June 30, 1999.

                            Statements of Cash Flows

   We had cash and cash equivalents of NLG446.1 million as of June 30, 1999, an increase of NLG416.5 million from NLG29.6 million as of December 31, 1998.

                                                                             For the Six Months
                                                                                Ended June 30,
                                                                       ------------------------------
                                                                             1999           1998
                                                                       ---------------  -------------
                                                                       (Dutch guilders, in thousands)
     Cash flows from operating activities........................           (61,787)        50,713
     Cash flows from investing activities........................        (1,215,716)      (279,526)
     Cash flows from financing activities........................         1,693,697        191,747
     Effect of exchange rates on cash............................               319           (910)
                                                                       ------------     ----------
     Net increase (decrease) in cash and cash equivalents........           416,513        (37,976)
     Cash and cash equivalents at beginning of period............            29,571        100,144
                                                                       ------------     ----------
     Cash and cash equivalents at end of period..................           446,084         62,168
                                                                       ============     ==========

Cash Flows from Operating Activities

   During the six months ended June 30, 1999, net cash flow from operating activities decreased NLG112.5 million to NLG(61.8) million from NLG50.7 million for the comparable period in 1998, a 221.9% decrease. This decrease was primarily related to increased cash needs for working capital, start-up costs for Internet/data and telephony and the consolidation of UTH as of February 1, 1999.

Cash Flows from Investing Activities

   We used approximately NLG1,215.7 million of cash in investing activities during the six months months ended June 30, 1999, compared to NLG279.5 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, cash was used principally for the acquisitions of UTH, which represented NLG491.5 million, net of cash acquired, GelreVision, which represented NLG233.6 million, net of cash acquired, SKT which represented NLG88.2 million, net of cash acquired, and RCF, which represented NLG57.8 million, net of cash acquired. Capital expenditures for property, plant and equipment, including other tangible assets such as system upgrade and new-build activities, represented NLG315.4 million. During the six months ended June 30, 1999, we had a net decrease in restricted cash of NLG19.6 million from the release of NLG30.3 million of restricted cash upon pay-off of the bridge bank facility and the deposit of NLG10.7 million for the acquisition of Videopole. During this period we made a net investment in affiliates of NLG51.0 million and received proceeds from the sale of our Hungarian programming assets of NLG36.7 million. We also made an investment in bonds of NLG34.5 million.

     For the six months ended June 30, 1998, our primary use of cash for investing activities was the acquisition of Combivisie for NLG180.8 million and NLG9.7 million for other acquisitions. We also used cash for capital expenditures of NLG97.5 million and investments in affiliates of NLG0.5 million, which was partially offset by a decrease in restricted cash of NLG9.0 million.

Cash Flows from Financing Activities

     We had NLG1,693.7 million of cash flows from financing activities during the six months ended June 30, 1999, as compared to NLG191.7 million for the six months ended June 30, 1998. Principal sources of cash include net proceeds from our initial public offering of NLG2,660.1 million. Additional sources of cash were from short-term borrowings of NLG15.4 million and long-term borrowings of NLG682.3 million, which includes borrowings on the new Telekabel facility of NLG539.9 million, borrowings under the senior credit facility of NLG110.0 million, borrowings under the Mediareseaux facility of NLG29.2 million and other borrowings of NLG3.2 million. Concurrent with the public offering DIC exercised its option to acquire shares for proceeds of NLG89.6 million, which we used to pay USD45.0 million (NLG87.8) of the DIC Loan. We used proceeds from the public offering to pay NLG620.0 million of the senior revolving credit facility, NLG110.0 million of the bridge bank facility and the note payable to United of NLG157.4 million. As part of the acquisition of UTH, we also paid a loan to NUON of NLG33.0 million. In March, UTH paid off its existing credit facility of NLG620.0 million with a new facility, plus funding from UPC. We paid down other loans of NLG78.5 million, including NLG 41.7 million for the Telekabel Hungary facility. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner note totaling NLG36.4 million.

     During the six months ended June 30, 1998 our primary source of cash was borrowings from United of NLG129.9 million and from our senior revolving credit facility and CNBH's major facility of NLG270.9. We repaid long and short-term borrowings from our bridge bank facility and KTE facility of NLG206.0 million and incurred financing costs of NLG3.0 million.

                       Consolidated Capital Expenditures

     The table below sets forth our consolidated capital expenditures for the six months ended June 30, 1999 and 1998. The historical information below does not reflect capital expenditures by A2000, UTH (through February 1, 1999), Tevel or other unconsolidated systems. CNBH has been deconsolidated as of August 1, 1998; its capital expenditures were included for the six months ending June 30,1998. UTH was consolidated as of February 1, 1999 and its capital expenditures for the five months ended June 30, 1999 are included in the capital expenditures for the six months ended June 30, 1999. SKT and GelreVision were consolidated as of June 1, 1999, and their capital expenditures for the month of June 1999, are included in the capital expenditures for the six months ended June 30, 1999. RCF was consolidated as of June 30, 1999, and its capital expenditures are not included for the six months ended June 30, 1999. The historical information below does not include capital expenditures for the new acquisitions, which includes Time Warner Cable France, A2000, Kabel Plus, Stjarn, Videopole and @Entertainment.

                                                                For the Six Months
                                                                   Ended June 30,
                                                           ------------------------------
                                                                1999           1998
                                                           ---------------  -------------
                                                           (Dutch guilders, in thousands)
        Cable Network:
              Upgrade.................................         104,450         37,644
              New build...............................          42,614         23,146
                                                           -----------      ---------
                    Total Cable Network...............         147,064         60,790

       Master Telecom Center:
              Video services..........................           6,329          2,559
              Cable telephone (Priority Telecom)......          32,414            429
              Internet/data services..................           3,287          1,289
                                                           -----------      ---------
                    Total Master Telecom Center.......          42,030          4,277

        Customer Premise Equipment (CPE):
              Video services...........................          6,065          5,676
              Cable telephone (Priority Telecom).......         13,543              4
              Internet/data services...................         16,963          4,013
                                                           -----------      ---------
                   Total CPE..........................          36,571          9,693

        Support Systems and Equipment (SSE)............         13,849          5,862
        Land, buildings, leasehold and other...........         16,534              -
                                                           -----------      ---------
                    Total SSE and Other................         30,383          5,862

        New Businesses:
              chello broadband.........................         12,071              -
              Digital distribution platform............         11,806              -
                                                           -----------      ---------
                    Total New Businesses...............         23,877              -

        Other and intangibles..........................         35,452         16,923
                                                           -----------      ---------
              Total Capital Expenditures...............        315,377         97,545
                                                           ===========      =========

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

   During the six months ended June 30, 1999, we spent approximately NLG147.1 million in cable network capital expenditures. For 1999, we have budgeted cable network capital expenditures of approximately NLG461.5 million for our existing systems and NLG409.2 for new acquisitions.

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

     During the six months ended June 30, 1999, we spent approximately NLG42.0 million for master telecom center equipment. For 1999, we have budgeted capital expenditures for master telecom center equipment of approximately NLG110.9 million for existing systems and NLG21.7 million for new acquisitions.

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

     During the six months ended June 30, 1999, we spent approximately NLG36.6 million on customer premise equipment. For 1999, we have budgeted capital expenditures for customer premise equipment of approximately NLG148.2 million for existing systems and NLG75.6 million for new acquisitions. We recently entered into agreements with Philips and General Instruments for the development and purchase of an integrated digital set-top box for video and Internet/data
services, as well as for Internet-based telephone.   A2000 has agreed with the
City of Amsterdam to deploy during the year 2000, a significant number of digital set-top boxes to our existing customers who elect to take our expanded tier service. Our current projection for capital expenditures related to this digital set-top box rollout is approximately NLG332.0 million, although we do not expect to incur the full amount in the year 2000.

Support Systems and Equipment

     Support systems and equipment includes ancillary systems such as operational and business support systems, including network management, customer care, inventory and billing. During the six months ended June 30, 1999, we spent NLG13.8 million in total support systems and equipment. For 1999, we have budgeted NLG65.1 million for support systems and equipment for existing systems and NLG191.1 million for new acquisitions.

New Businesses

     In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband and our digital distribution platform, require capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment. For the six months ended June 30, 1999, we incurred capital expenditures of approximately NLG12.1 million for chello broadband and NLG11.8 million for the digital distribution platform. We have budgeted for 1999 approximately NLG42.5 million and NLG35.5 million, respectively, for capital expenditures for chello broadband and our digital distribution platform.

New Businesses - Revenue, Operating Expenses and SG&A Expenses

     During late 1997 we introduced Internet/data service as a product offering in our consolidated systems. During 1998 we began the development of several other new businesses including chello broadband, Priority Telecom and UPCtv. During 1998 the Internet/data service business and telephony business were developed at both local country operating companies and at the corporate Pan-European level. The information provided below provides an overview of the revenues, operating expenses and SG&A expenses for the six months ended June 30, 1999 and 1998 related to these new services in relation to our cable television business. Historically, we did not fully allocate overhead and general and administrative expenses to these new businesses. Full allocation began in 1999.

                                                 For the Six Months Ended June 30, 1999
                                                 ----------------------------------------
                                                               Operating          SG&A
                                                 Revenue      Expenses (2)      Expenses
                                                 -------      ------------     ----------
        Cable Television......................   289,178           (90,850)       (68,463)
         Telephony:
           Operating companies................    22,866           (21,847)       (27,537)
           Priority Telecom...................         -                 -         (1,525)
         Internet/data:
           Operating companies................    15,764           (13,641)       (14,628)
           chello (1).........................     3,743           (22,145)       (22,038)
         Corporate overhead, UPCtv,
           programming and other (1)..........     4,146            (6,350)      (130,947)
        Intercompany..........................    (3,743)            3,743              -
                                                 -------      ------------    -----------
        Total.................................   331,954          (151,090)      (265,138)
                                                 =======      ============    ===========
                                                 For the Six Months Ended June 30, 1998
                                                 ----------------------------------------
                                                               Operating        SG&A
                                                 Revenue      Expenses (2)    Expenses
                                                 -------      ------------   ------------
        Cable Television......................   184,578           (58,868)       (38,405)
         Telephony:
           Operating companies................       375              (187)        (1,315)
           Priority Telecom...................         -                 -              -
         Internet/data:
           Operating companies................     3,069            (3,300)        (5,275)
           chello (1).........................         -                 -              -
         Corporate overhead, UPCtv,
           programming and other (1)..........     7,248            (3,756)       (17,379)
        Intercompany..........................         -                 -              -
                                                 -------      ------------   ------------
        Total.................................   195,270           (66,111)       (62,374)
                                                 =======      ============   ============

(1) Corporate overhead SG&A expense includes a stock-based compensation charge of NLG98,657 for the six months ended June 30, 1999, compared to a charge of NLG406 for the six months ended June 30, 1998. chello SG&A expense includes a stock-based compensation charge of NLG1,529 for the six months ended June 30, 1999, compared to no charge for the six months ended June 30, 1998.
(2) Operating expenses do not include depreciation and amortization, which for the six months ended June 30, 1999 and 1998 totaled NLG148,404 and NLG94,953, respectively.

                        Liquidity and Capital Resources

   Historically, we have financed our operations and acquisitions primarily from:

 . cash contributed by United upon our formation, . debt financed at the UPC corporate level and project debt financed at the operating company level,
 . equity raised in our initial public offering, . debt raised in our recent offering of senior notes, and . operating cash flow.

   We have both well-established and developing systems. In general, we have used the cash contributed by United upon formation and debt financed at the UPC corporate level to fund acquisitions, developing systems and corporate overhead. We have financed our well-established systems and, when possible, our developing systems, with project debt and operating cash flow. Also, well-established systems generally have stable positive cash flows that, to the extent permitted by applicable credit facilities, may be used to fund other operations. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until project financing can be secured.

Sources of Capital

     We had approximately NLG446.1 million of unrestricted cash and cash equivalents on hand as of June 30, 1999. In addition, we had additional borrowing capacity at the corporate and project debt level including CNBH, Mediareseaux and the new Telekabel facilities.

     During February 1999, we successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately NLG2,852.9 million and NLG2,660.1 million, respectively. Concurrent with the offering DIC exercised one of its two option agreements acquiring approximately 1.6 million shares for NLG89.6 million. Proceeds from the sale of the shares to DIC were used to repay USD45.0 million of the DIC Loan and related interest. Proceeds from the offering were used to reduce the senior revolving credit facility (NLG635.8 million, including accrued interest of NLG15.8 million), repay in its entirety the bridge bank facility (NLG110.0 million, net of the interest reserve account), acquire NUON's 49% interest in UTH (NLG518.1 million) and assume from NUON a NLG33.0 million subordinated loan,
including accrued interest (NLG33.3 million).   Subsequent to the offering, we
also repaid USD80.0 million (NLG157.4 million) of the note payable to United and an additional NLG191.0 of the senior revolving credit facility and completed the
acquisitions of   Gelrevision (NLG243.0 million), SKT Bratislava (NLG88.7
million) and RCF (NLG57.8 million).

     Subsequent to June 30, 1999, we closed an offering of our 10 7/8% senior notes due 2009 and our 12 1/2% senior discount notes due 2009. The offering generated gross proceeds of approximately USD1.5 billion. Proceeds from the bond offering will primarily be used to partially fund existing and planned acquisitions. Also, subsequent to June 30, 1999 we entered into a Euro 1.0 billion credit facility (the "Senior Credit Facility"). Until the earlier of October 31, 1999 and the completion of the syndication of the Senior Credit Facility, availability under the Senior Credit Facility is limited to Euro 500.0 million and such amount may not be used to finance any acquisitions. Proceeds from the Senior Credit Facility were used to refinance the existing Senior Revolving Credit Facility. The remaining available proceeds are expected to be used to repay certain intercompany debts, pay interest on funds downstreamed from the proceeds of the bond offering, general corporate purposes, capital expenditures, pay amounts due under the Senior Credit Facility and other permitted distributions.

     While the proceeds from bond offering and the Senior Credit Facility are adequate to meet our existing business requirements, we may need to raise additional capital in the future to the extent we pursue new acquisition or development opportunities or if cash flow from operations is insufficient to satisfy our liquidity requirements.

     The consummation of our tender offer of @Entertainment resulted in a change of control, and as a result, @Entertainment will be obligated to offer to repurchase any notes that the note holders put to it at 101% of their principal amount, plus accrued and unpaid interest. We expect that the holders of the @Entertainment PCI notes and the Series C Senior Discount Notes may exercise their rights to require the purchase of their notes following the change of control triggered by our acquisition of @Entertainment. If the holders of those notes exercised their rights to put all of their notes, this would require @Entertainment to repay approximately USD140.3 million (NLG298.9 million) of debt. The @Entertainment 1999 Series B 14 1/2% Senior Discount Notes and the @Entertainment 14 1/2% 1998 Senior Discount Notes of which USD233.9 million (NLG498.3 million) was outstanding at June 30, 1999, contain a similar provision enabling holders to require @Entertainment to purchase the notes following a change of control. Given the coupon on those notes, however, we do not expect any significant number of holders of those notes to exercise their put rights. The actual amount exercised may differ significantly from our expectations.

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

Year 2000 Compliance Program

     In response to possible Year 2000 problems, the Board of Directors of United established a task force to assess the impact that potential Year 2000 problems may have on company-wide operations, including us and our operating companies, and to implement necessary changes to address such problems. The task force includes our staff, external consultants and staff from United, and subcommittees at the operating company levels and reports directly to the United Board. In creating a program to minimize Year 2000 problems, the task force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations such as cash flow, accounts payable and accounts receivable, payroll and building operations.

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

     All of our operating systems have completed the Identification Phase, with the exception of acquisitions completed in the second quarter of 1999, and the task force is working on the Implementation Phase for these systems. The task force has researched approximately 94.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 75.0% are compliant and 5.0% are not compliant but can be easily remediated without significant cost to us. The remaining items require further research or additional testing. Because of several acquisitions, such as GelreVision, SKT and RCF, the research of items has expanded significantly. As a result, the research on 85.0% of the items has been completed and research on the remaining items is ongoing.

     Subsequent to June 30, 1999, we acquired or will acquire additional systems, which will be included in our Year 2000 program. At this time, we have not determined whether any of these systems have their own programs in place for Year 2000 compliance, however in most acquisitions we have received representation and warrranties from the seller regarding Year 2000 compliance. We are undertaking such review during the third quarter of 1999 and will determine at what level their systems are within our Year 2000 program.

     The task force commenced the Testing Phase in the first quarter of 1999. The task force is supervising the Testing Phase of the computer systems for our headend controllers and our customer service billing systems and routers. Based on current data to date, we expect to complete the testing during the third quarter of 1999. At this time we anticipate that all material aspects of the program will be completed before January 1, 2000, and we do not anticipate any material remediations or replacements. Testing for the customer care and billing systems will be completed by the end of September 1999.

     In general, United manages the program with its own internal task force. In addition, United has retained independent consultants to assist with the Year 2000 program. The task force will continue to evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the task force should elect to use experienced resources, such experienced resources may not, however, be available.

     In addition to its program, United is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted United in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures were made available to members, including United, during the second quarter of 1999.

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

     The task force is working closely with the manufacturers of our headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in our operating systems are not date-sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but this process is not entirely within our control. Approximately 98.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. The task force is working with such vendors to achieve Year 2000 compliance for all of our systems.

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

Minority-Held Systems

     We also have non-controlling interests in cable television and telephone operations, including A2000. MediaOne International, our partner in A2000, is undertaking and implementing a program to ensure that the operations of A2000 will be Year 2000 compliant. We will complete the Year 2000 program implementation at A2000 subsequent to closing our acquisition of MediaOne International's interest in A2000. The task force is including other minority investments in its program. Of these investments, 95.0% have completed their Identification Phase of the program and the task force is in the process of making recommendations to these entities as to Year 2000 compliance matters. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. Overall, the task force will continue to analyze the Year 2000 program and will revise the program as necessary throughout the remainder of 1999, including procedures to ensure third parties' Year 2000 compliance.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

Investment Portfolio

   As of June 30, 1999, UPC has cash and cash equivalents of approximately NLG446.1 million. UPC has invested this cash in highly liquid instruments which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctations (with respect to amounts invested in currencies outside the European Monetary Union), however, the Company does not expect any material losses with respect to its investment portfolio.

Impact of Foreign Currency Rate Changes

   The table below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of June 30, 1999, including cash flows based on the expected repayment date and
related weighted-average interest rates for debt.   The information is presented
in NLG equivalents, which is the Company's reporting currency.   The
instruments' actual cash flows are denominated in US Dollars.

                                                 Amount Outstanding
                                                 As of June 30, 1999
                                              ------------------------
                                              Book Value    Fair Value
                                              ----------    ----------
        Dollar Denominated Investments
        ------------------------------

        Cash Account (1)                       (127,000)     (127,000)

(1) UPC has a cash account which is comprised of two currencies, US Dollars and Euros. The US dollar balance was negative at June 30, 1999, however the total balance in the account was positive.

                                                 Amount Outstanding           Expected Repayment
                                                 as of June 30, 1999          as of December 31,
                                              -------------------------       -------------------
                                              Book Value    Fair Value          1999       2000
                                              -----------   -----------       --------   --------
        Dollar Denominated Facilities
        -----------------------------

        DIC Loan                                95,850        95,850                 -     95,850
        8.0% per annum + 6.0% of
        principal at maturity

        United Loan                             13,872        13,872            13,872          -
        10.75% per annum

   Historically, the Company and its operating companies have not executed hedge transactions to reduce the Company's exposure to foreign currency exchange rate risk. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offering of senior discount notes in July 1999, we entered into a swap agreement.

Interest Rate Sensitivity

   The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates as of June 30, 1999, including cash flows based on the expected repayment dates and the related
weighted-average interest rates.   The information is presented in NLG
equivalents, which is the Company's reporting currency.


                                     Amount Outstanding
                                     as of June 30, 1999               Expected Repayment as of December 31,
                                   -----------------------     ---------------------------------------------------
                                   Book Value   Fair Value       1999      2000       2001       2002       2003
                                   -----------  ----------     -------   --------   --------   --------  ---------
Variable Rate Facilities
------------------------

Senior Revolving Credit                458,024     458,024     458,024          -          -          -          -
Facility
LIBOR + 0.55% to 2.0%,
average rate in 1999 of 6.00%

New Telekabel Facility                 539,909     539,909           -          -          -     26,995     53,991
EURIBOR + 0.75% to 2.0%,
average rate in 1999 of 4.90%

CNBH Facility                          239,495     239,495           -          -      7,020     16,398     30,454
AIBOR + 0.7% to 0.75%, or
fixed rate advance + 0.7% to 0.75%
average rate in 1999 of 3.90%

Mediareseaux                            69,495      69,495           -          -          -          -      6,949
LIBOR +0.75% to 2.0%,
average rate in 1999 of 4.90%

RCF Facility                            81,382      81,382      11,600     11,600     11,600     11,600     11,600
PIBOR + 1.5%
average rate in 1999 of 4.40%

Fixed Rate Facilities
---------------------

DIC Loan                                95,850      95,850           -     95,850          -          -          -
8.0% per annum + 6.0% of
principal at maturity

United Loan                             13,872      13,872      13,872          -          -          -          -
10.75% per annum

Equity Prices

   As of June 30, 1999, the Company is exposed to equity price fluctuations related to its investment in United stock, which is classified as an investment available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in the Company's statement of shareholders' equity (deficit), until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations.

                                                                             Fair Value as of
                                                 Number of Shares              June 30, 1999
                                                 ----------------            -----------------
                                        (Stated in thousands of Dutch Guilders, except share amounts)
        Investment in United Stock                   2,784,620                     401,100

   As of June 30, 1999, the Company is also exposed to equity price fluctuations related to its debt which is convertible into ordinary shares of the Company. The table below provides information about UPC's convertible debt, including expected cash flows and related weighted-average interest rates.


                                               Amount Outstanding          Expected Repayment
                                               as of June 30, 1999         as of December 31,
                                            ------------------------       -------------------
        Convertible Debt                    Book Value    Fair Value        1999         2000
        ----------------                    ----------    ----------       ------       ------
        DIC Loan                              95,850        95,850              -       95,850
        8.0% per annum + 6.0% of
        principal at maturity

        United Loan                           13,872        13,872         13,872            -
        10.75% per annum

   Offering of Senior Notes

       In July 1999, we completed an offering of USD800.0 million 10 7/8% senior notes due 2009, Euro 300.0 million 10 7/8% senior notes due 2009 and USD735.0 million 12 1/2% senior discount notes due 2009. Interest payments on the
senior notes will be due semi-annually, commencing February 1, 2000.   The
senior discount notes will not accrue interest until August 1, 2004. Commencing February 1, 2005, interest on the senior discount notes will be payable semi-annually.

       In order to minimize our currency and interest rate exposure, the USD800.0 million 10 7/8% senior notes have been swapped into Euro notes totalling Euro 754.7 million. Of the Euro notes, Euro 377.35 million have a fixed interest rate of 8.54% through August 1, 2004; thereafter switching to a variable rate of EURIBOR + 4.15%. The remaining Euro 377.35 million have a variable interest rate of EURIBOR + 4.15%, for an initial interest rate of 7.093%.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
         -----------------

   From time to time, we and our operating companies may become involved in litigation relating to claims arising out of its operations in the normal course of business.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

   In February 1999, we concluded an initial public offering of 44.6 million shares, raising gross proceeds and net proceeds of approximately NLG2,852.9 million and NLG2,660.1 million, respectively. The U.S. portion of the offering was made under a Registration Statement on Form S-1 (File No. 333-67895) that was declared effective on February 11, 1999. The total expenses (including underwriting discounts and commissions) of the initial public offering were NLG
192.8 million. Through June 30, 1999, we have used a total of approximately NLG 2,269.3 million of the proceeds as follows:

 .  NLG635.8 million to pay down the senior revolving credit facility and accrued interest,
 . NLG110.0 million to repay the bridge bank facility, . NLG551.4 million to acquire NUON's 49% interest in UTH and repay the loan, . NLG157.4 million to repay the note payable to United and accrued interest, . NLG113.2 million shareholder loan to UTH, . NLG90.7 million to acquire a 100% interest in SKT, . NLG233.9 million to acquire a 100% interest in GelreVision, . NLG57.9 million to acquire a 95.67% interest in RCF, . NLG10.7 million deposit for the acquisition of Videopole, . NLG30.0 million for acquisitions in Hungary
 .  NLG7.2 million to acquire Diplomatic International,
 . NLG20.7 million to pay accounts payable to United, . NLG34.4 million to purchase bonds of @Entertainment, . NLG35.4 to fund investments accounted for under the equity method, . NLG15.6 million to purchase an additional 16.5% interest in IPS, . approximately NLG86.4 million for general working capital, including UPC, chello Broadband, Priority Telecom and UPCtv,
 . approximately NLG78.6 million to fund equipment, cable, installation and other costs associated with our network upgrade.

Except for the repayment of the note payable to United, payment of accounts payable to United and working capital to pay usual employee compensation, we have not used these proceeds for direct or indirect payments to directors, officers, 10% shareholders or other of our affiliates.

                           Item 5. Other Information
Summary Operating Data 1999

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                              As at June 30, 1999
                                     -----------------------------------------------------------------------
                                     Homes in                     Two way
                                      Service       Homes          Homes              Basic         Basic
                                        Area        Passed        Passed           Subscribers   Penetration
                                     -----------------------------------------------------------------------
Multi-channel TV:
The Netherlands (A2000)........        580,198      580,198       386,109             532,297      91.7%
The Netherlands (UTH)(10)......      1,132,722    1,064,942       798,227           1,006,459      94.5%
Austria........................      1,078,980      905,430       685,520             461,018      50.9%
Hungary (Telekabel Hungary)....        901,500      550,423             -             449,337      81.6%
Israel.........................        602,000      592,326       373,312             410,380      69.3%
Norway.........................        529,900      465,951        30,022             323,265      69.4%
Belgium........................        133,060      133,060       116,804             125,786      94.5%
Malta..........................        179,000      166,415             -              73,051      43.9%
Romania........................        180,000       99,274             -              61,944      62.4%
Czech Republic.................        229,531      157,586             -              54,691      34.7%
Hungary (Monor)................         85,000       70,061             -              31,686      45.2%
France (8).....................        412,500      287,087        85,201             108,140      37.7%
Slovak Republic (9)............        344,343      211,295             -             185,633      87.9%
                                     ---------    ---------     ---------           ---------
     Total.....................      6,388,734    5,284,048     2,475,195           3,823,687
                                     =========    =========     =========           =========

                                                       As at June 30, 1999
                                     ------------------------------------------------------
                                                        UPC            UPC          UPC
                                        UPC          Equity in      Equity in    Equity in
                                      Paid-in         Homes in        Homes        Basic
                                     Ownership      Service Area      Passed    Subscribers
                                    ----------      ------------    ---------   -----------
Multi-channel TV:
The Netherlands (A2000)........         50.0%           290,099       290,099      266,149
The Netherlands (UTH)(10)......        100.0%         1,132,722     1,064,942    1,006,459
Austria........................         95.0%         1,025,031       860,159      437,967
Hungary (Telekabel Hungary)....         79.3%           714,439       436,210      356,100
Israel.........................         46.6%           280,532       276,024      191,237
Norway.........................        100.0%           529,900       465,951      323,265
Belgium........................        100.0%           133,060       133,060      125,786
Malta..........................         50.0%            89,500        83,208       36,526
Romania........................      51.0-100.0%        165,300        84,770       50,799
Czech Republic.................        100.0%           229,531       157,586       54,691
Hungary (Monor)................         47.5%            40,412        33,310       15,065
France (8).....................      95.7-99.6%         402,173       278,042      104,811
Slovak Republic (9)............      75.0-100.0%        339,068       206,957      182,821
                                                      ---------     ---------    ---------
     Total.....................                       5,371,767     4,370,318    3,151,676
                                                      =========     =========    =========

                                                            As of June 30, 1999
                                     -------------------------------------------------------------------
                                           Subscribers                  Lines served               UPC
                                     -----------------------    -----------------------------    Paid-in
                                     Residential    Business    Residential         Business    Ownership
                                     -----------    --------    -----------       -----------   ---------
Telephony

The Netherlands (A2000) (1).........      26,064           3         29,060               830     50.0%
The Netherlands (UTH) (2)...........      18,154       5,953         18,154             5,963    100.0%
Austria.............................       7,159         216          7,197               682     95.0%
Norway..............................         364           -            451                 -    100.0%
France .............................       5,041           -          5,160                 -     99.6%
Hungary (Monor) (3).................           -           -         64,915             6,806     47.5%
                                     -----------    --------    -----------       -----------
     Total..........................      56,782       6,172        124,937            14,281
                                     ===========    ========    ===========       ===========

Dataservices

The Netherlands (A2000).............      13,682         740        n/a               n/a         50.0%
The Netherlands (UTH)(10)...........      10,848         145        n/a               n/a        100.0%
Austria.............................      20,424         914        n/a               n/a         95.0%
Norway..............................       1,062           4        n/a               n/a        100.0%
Belgium.............................       3,332         469        n/a               n/a        100.0%
Hungary (Telekabel Hungary).........          60          61        n/a               n/a         79.3%
France..............................         936           -        n/a               n/a         99.6%
                                     -----------    --------    -----------       -----------
     Total..........................      50,344       2,333        n/a               n/a
                                     ===========    ========    ===========       ===========
                                                         As at June 30, 1999
                                     --------------------------------------------------------
                                         UPC            UPC          UPC            UPC
                                      Equity in      Equity in    Equity in      Equity in
                                     Residential      Business   Residential   Business Lines
                                     Subscribers    Subscribers  Lines Served      Served
                                     -----------    -----------  ------------  --------------
Telephony

The Netherlands (A2000) (1)..........     13,032              2        14,530             415
The Netherlands (UTH) (2)............     18,154          5,953        18,154           5,963
Austria..............................      6,801            205         6,837             648
Norway...............................        364              -           451               -
France ..............................      5,021              -         5,139               -
Hungary (Monor) (3)..................          -              -        30,863           3,236
                                     -----------    -----------  ------------  --------------
     Total...........................     43,372          6,160        75,974          10,262
                                     ===========    ===========  ============  ==============

Dataservices

The Netherlands (A2000)..............      6,841            370      n/a            n/a
The Netherlands (UTH) (10)...........     10,848            145      n/a            n/a
Austria..............................     19,403            868      n/a            n/a
Norway...............................      1,062              4      n/a            n/a
Belgium..............................      3,332            469      n/a            n/a
Hungary (Telekabel Hungary)..........         48             48      n/a            n/a
France...............................        932              -      n/a            n/a
                                     -----------    -----------  ------------  --------------
     Total...........................     42,466          1,904      n/a            n/a
                                     ===========    ===========  ============  ==============

 Summary Financial Data 1999 (4)


                                             For the six months period ending June 30, 1999
                                       ----------------------------------------------------------
                                                      Net
                                                    Income/       Adjusted           Capital
                                       Revenue       (loss)      EBITDA (5)      Expenditures (6)
                                       -------      --------     ----------      ----------------
                                                     (Dutch guilders, in thousands)
The Netherlands (A2000)........         74,944      (36,749)       15,276              53,457
The Netherlands (UTH)(10)......        128,896      (62,087)       43,217              92,944
Austria........................         99,214       (4,443)       37,231              55,917
Hungary (Telekabel Hungary)....         34,984        1,161        11,263              22,464
Israel.........................        170,899        2,563        88,271              31,473
Norway.........................         49,748      (35,120)       12,014              42,487
Belgium........................         18,210       (6,835)        2,774               5,891
Malta..........................         16,196        1,104         6,864               7,594
Romania........................          2,498          390         1,044                 347
Czech Republic.................          4,712       (2,450)         (565)              2,753
Hungary (Monor)................         20,460        4,086        13,253               3,376
France (8).....................         22,962      (17,654)       (4,646)             38,086
Slovak Republic (9)............          2,188       (1,767)          435                 561

                                        For the six months period ending
                                                   June 30, 1999
                                     --------------------------------------  At June 30,
                                                 Cash flows from                 1999
                                     --------------------------------------  -----------
                                     Operating    Investing      Financing     Long-Term
                                     Activities   Activities     Activities     Debt (7)
                                     ----------   ----------     ----------   ----------
The Netherlands (A2000)........        23,233      (54,226)        30,857       484,700
The Netherlands (UTH)(10)......        39,104     (477,448)       434,560       801,055
Austria........................        61,249      (67,243)        19,384       256,404
Hungary (Telekabel Hungary)....       (16,806)     (21,207)        39,902            49
Israel.........................        50,149      (30,478)       (18,452)      493,178
Norway.........................         1,159      (77,387)        82,472       201,621
Belgium........................         6,318       (5,679)          (576)            -
Malta..........................         7,350      (11,983)         1,692        48,835
Romania........................           723          194         (1,041)            -
Czech Republic.................        (1,591)        (857)         2,358             -
Hungary (Monor)................         7,087       (3,376)        (6,735)       71,870
France (8).....................         1,802     (109,723)       101,238       142,381
Slovak Republic (9)............        (2,697)     (44,346)        49,967             -

Summary Operating Data 1998

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                As at June 30, 1998
                                         -----------------------------------------------------------------
                                          Homes in                  Two way
                                          Service       Homes        Homes         Basic          Basic
                                            Area        Passed       Passed     Subscribers    Penetration
                                         -----------------------------------------------------------------
Multi-channel TV:

The Netherlands (A2000)...............     575,000      567,560      291,490       518,711         91.4%
The Netherlands (CNBH)................     248,421      240,969      162,584       231,125         95.9%
Austria...............................   1,067,983      895,553      420,672       440,128         49.1%
Hungary (Kabelkom)....................     778,500      470,804            -       406,475         86.3%
Israel................................     600,000      564,251      354,308       392,204         69.5%
Norway................................     529,924      461,087            -       320,597         69.5%
Ireland (Princes Holdings)............     380,000      374,217            -       141,067         37.7%
Belgium...............................     133,000      133,000       68,285       127,736         96.0%
Malta.................................     179,000      159,537            -        65,608         41.1%
Romania...............................     176,000       95,654            -        59,201         61.9%
Czech Republic........................     271,100      147,187            -        52,150         35.4%
Hungary (Monor).......................      85,000       62,775            -        28,310         45.1%
France................................      86,000       47,494       47,494        18,118         38.1%
Slovak Republic.......................      67,959       22,647            -        15,175         67.0%
                                         ---------    ---------    ---------     ---------
     Total............................   5,177,887    4,242,735    1,344,833     2,816,605
                                         =========    =========    =========     =========

                                                          As at June 30, 1998
                                         ----------------------------------------------------
                                                          UPC          UPC            UPC
                                            UPC        Equity in    Equity in      Equity in
                                          Paid-in       Homes in      Homes          Basic
                                         Ownership    Service Area    Passed      Subscribers
                                         ---------    ------------  ----------    -----------
Multi-channel TV:

The Netherlands (A2000)...............    50.0%          287,500      283,780       259,356
The Netherlands (CNBH)................    100.0%         248,421      240,969       231,125
Austria...............................    95.0%        1,014,584      850,775       418,122
Hungary (Kabelkom)....................    79.3%          617,351      373,348       322,335
Israel................................    23.3%          139,800      131,470        91,384
Norway................................    100.0%         529,924      461,087       320,597
Ireland (Princes Holdings)............    20.0%           76,000       74,843        28,213
Belgium...............................    100.0%         133,000      133,000       127,736
Malta.................................    25.0%           44,750       39,884        16,402
Romania...............................  51.0-100.0%      156,260       80,794        48,956
Czech Republic........................    100.0%         271,100      147,187        52,150
Hungary (Monor).......................    46.3%           39,355       29,065        13,108
France................................    99.6%           85,656       47,304        18,046
Slovak Republic.......................  75.0-100%         62,499       18,478        12,036
                                                       ---------    ---------     ---------
     Total............................                 3,706,200    2,911,984     1,959,566
                                                       =========    =========     =========

                                                                 As at June 30, 1998
                                          ---------------------------------------------------------------
                                                 Subscribers              Lines served             UPC
                                          -----------------------   -----------------------      Paid-in
                                          Residential    Business   Residential    Business     Ownership
                                          -----------    --------   -----------    --------     ---------
Telephony

The Netherlands (A2000) (1)..............    9,094            1       10,044           770         50.0%
Hungary (Monor) (3)......................        -            -       59,754         5,793         46.3%
                                          -----------    --------   -----------    --------
     Total...............................    9,094            1       69,798         6,563
                                          ===========    ========   ===========    ========

Data Services

The Netherlands (A2000)..................    3,308            8         n/a           n/a          50.0%
Austria..................................    2,962          195         n/a           n/a          95.0%
Norway...................................      330            -         n/a           n/a         100.0%
Belgium..................................      725          140         n/a           n/a         100.0%
                                          -----------    --------   -----------    --------
     Total...............................    7,325          343         n/a           n/a
                                          ===========    ========   ===========    =========


                                                            As at June 30, 1998
                                          --------------------------------------------------------
                                              UPC           UPC          UPC            UPC
                                           Equity in     Equity in    Equity in      Equity in
                                          Residential    Business    Residential   Business Lines
                                          Subscribers   Subscribers  Lines Served      Served
                                          -----------   -----------  ------------  --------------
Telephony

The Netherlands (A2000) (1)..............    4,547            1           5,022           385
Hungary (Monor) (3)......................        -            -          27,666         2,682
                                          -----------   -----------  ------------  --------------
     Total...............................    4,547            1          32,688         3,067
                                          ===========   ===========  ============  ==============

Data Services

The Netherlands (A2000)..................    1,654            4            n/a           n/a
Austria..................................    2,814          185            n/a           n/a
Norway...................................      330            -            n/a           n/a
Belgium..................................      725          140            n/a           n/a
                                          -----------   -----------  ------------  --------------
     Total...............................    5,523          329            n/a           n/a
                                          ===========   ===========  ============  ==============

Summary Financial Data 1998 (4)

                                             For the six months period ending June 30, 1998
                                           --------------------------------------------------
                                                          Net
                                                        Income/      Adjusted      Capital
                                           Revenue       (loss)       EBITDA     Expenditures
                                           -------      --------     ---------   ------------
                                                    (Dutch guilders, in thousands)
The Netherlands (A2000)...............      59,558      (29,719)      13,674        53,486
The Netherlands (CNBH)................      26,884          785       17,482        14,561
Austria...............................      87,302        5,400       42,952        26,010
Hungary (Kabelkom)....................      19,044        5,065        8,806         3,241
Israel ...............................     144,729       14,816       79,167        29,692
Norway................................      46,575      (33,997)      17,216        15,502
Ireland (Princes Holdings)............      38,514          376       14,985        11,390
Belgium...............................      17,694       (6,960)       6,465        10,475
Malta.................................      14,099.       1,423        6,154         6,059
Romania...............................       1,480          233          774           435
Czech Republic........................       4,238       (3,795)      (1,427)          508
France................................       3,114       (4,507)      (1,839)       14,229
Slovak Republic.......................         775         (887)        (214)        3,340
Hungary (Monor).......................      17,605       (3,188)      11,018         4,851

                                             For the six months period ending
                                                        June 30, 1998
                                          -------------------------------------   At June 30,
                                                       Cash flows from               1998
                                          -------------------------------------   ----------
                                          Operating    Investing     Financing    Long-Term
                                          Activities   Activities    Activities    Debt (7)
                                          ----------   ----------    ----------   ----------
The Netherlands (A2000)...............      (5,774)      (53,486)      52,602      469,000
The Netherlands (CNBH)................      16,450      (206,231)     193,380      211,712
Austria...............................      64,388       (28,539)     (50,776)     194,224
Hungary (Kabelkom)....................       3,711        (3,200)         218            -
Israel ...............................      59,095      (576,133)     523,637      506,823
Norway................................      13,186       (15,255)       2,543      144,011
Ireland (Princes Holdings)............       6,600       (11,390)         150      136,454
Belgium...............................       7,572        (4,914)          (1)           -
Malta.................................       3,557        (5,048)       2,560       40,960
Romania...............................         612          (417)           5            -
Czech Republic........................      (6,228)         (505)       6,827            2
France................................       6,213       (15,989)      15,773            -
Slovak Republic.......................        (517)       (1,227)       1,893            -
Hungary (Monor).......................       1,035        (4,851)       1,504       88,008

(1)  A2000 offers cable telephony service.
(2)  UTH's 80% subsidiary Uniport offers a carrier select telephony service.
(3)  Our Monor service offers traditional telephone service.
(4)  Financial information has been prepared in accordance with Dutch GAAP.
(5) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation, amortization, stock based compensation charges, minority interest, share in results of affiliated companies
       (net), currency exchange gains (losses) and other non-operating income (expense) items. Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies such as us. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA as we please. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.
(6)  Tangible CAPEX only.
(7)  Excludes intercompany debt.
(8) France includes balance sheet data and statistics for RCF at June 30, 1999. As RCF was acquired June 30, 1999, its operations are not included in the statement of operations or cash flow data.
(9) Slovak Republic includes balance sheet data and statistics for SKT at June 30, 1999. As SKT was acquired in June 1999, its operations are included in the statement of operations and cash flow data for the month of June 1999 only.
(10) The Netherlands (UTH) includes balance sheet data and statistics for GelreVision at June 30, 1999. As GelreVision was acquired in June 1999, its operations are included in the statement of operations and cash flow for the month of June 1999 only.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         27.1 Financial Data Schedule



(b)      Reports on Form 8-K filed during the Quarther

         Date of Report   Item Reported           Financial  Statements Filed
         --------------   -------------           ---------------------------
         June 2, 1999     Agreement to Acquire    none
                          @Entertainment, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED PAN-EUROPE COMMUNICATIONS N.V.4



Date:  August 16, 1999
       ---------------



By:    /S/ Ray D. Samuelson
       --------------------
       Ray D. Samuelson
       Managing Director, Finance and Accounting
       (A Duly Authorized Officer and Principal Financial Officer)