Form 10-Q
period 1999-09-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 1999-11-15
CIK 1070778

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Yes |X| No |_|


The number of shares outstanding of the Registrant's common stock as of November 12, 1999 was:

145,201,499 ordinary shares A, including shares represented by American Depository Receipts

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                               TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets as of September
      30, 1999 and December 31, 1998 (Unaudited) ............................  2

      Condensed Consolidated Statements of Operations for
      the Three and Nine Months Ended September 30, 1999 and
      1998 (Unaudited) ......................................................  3

      Condensed Consolidated Statement of Shareholders'
      Equity (Deficit) for the Nine Months Ended September
      30, 1999 (Unaudited) ..................................................  4

      Condensed Consolidated Statements of Cash Flows for
      the Nine Months Ended September 30, 1999 and 1998
      (Unaudited) ...........................................................  5

      Notes to Condensed Consolidated Financial Statements
      (Unaudited) ...........................................................  8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 33

Item 3 - Quantitative and Qualitative Disclosure About Market Risk .......... 55

                PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of  Proceeds ......................... 59

Item 5 - Other Information .................................................. 60

Item 6 - Exhibits and Reports on Form 8-K ................................... 67

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
  (Stated in thousands of Dutch guilders, except share and per share amounts)
                                   (Unaudited)

                                                                           As of            As of
                                                                        September 30,     December 31,
ASSETS:                                                                     1999             1998
                                                                        -------------     ------------
Current assets
  Cash and cash equivalents .......................................         139,150            29,571
  Restricted cash .................................................          37,775            30,263
  Subscriber receivables, net of allowance for doubtful accounts
    of 13,509 and 9,260, respectively .............................          92,362            12,886
  Costs to be reimbursed by affiliated companies, net of allowance
    for doubtful accounts of 139 and 0, respectively ..............          19,085            27,277
  Other receivables ...............................................         115,346            25,845
  Inventory .......................................................         132,031            24,121
  Prepaid expenses and other current assets .......................         119,472            15,654
                                                                        -----------       -----------
    Total current assets ..........................................         655,221           165,617
Marketable equity securities of parent, at fair value .............         412,858           101,097
Investments in and advances to affiliated companies, accounted
  for under the equity method, net ................................         500,158           493,051
Property, plant and equipment, net of accumulated depreciation
  of 285,340 and 87,708, respectively .............................       3,512,313           602,997
Goodwill and other intangible assets, net of accumulated
  amortization of 161,134 and 39,109, respectively ................       5,446,246           680,032
Deferred financing costs, net of accumulated amortization
  of 3,829 and 9,288, respectively ................................         140,544            21,663
Other assets ......................................................          22,928             3,322
                                                                        -----------       -----------
Total assets ......................................................      10,690,268         2,067,779
                                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
  Accounts payable, including related party payables
    of 22,975 and 15,671, respectively ............................         351,537           141,917
  Accrued liabilities .............................................         387,354            56,840
  Subscriber prepayments and deposits .............................         119,452            45,757
  Short-term debt .................................................         356,573            63,322
  Note payable to shareholder .....................................          13,809           175,012
Current portion of long-term debt .................................          12,430           113,519
                                                                        -----------       -----------
    Total current liabilities .....................................       1,241,155           596,367
Long-term debt ....................................................       6,407,013         1,174,749
Deferred taxes ....................................................          35,696             8,657
Deferred compensation .............................................              --           327,445
Other long-term liabilities .......................................         127,309             8,801
                                                                        -----------       -----------
    Total liabilities .............................................       7,811,173         2,116,019
                                                                        -----------       -----------

Minority interests in subsidiaries ................................          33,002            25,934

Shareholders' equity (deficit) (As adjusted for the
  3:2 stock split, see Note 11)
  Priority stock, 4.40742 par value, 100 shares authorized,
    100 and 0  shares issued, respectively ........................              --                --
  Ordinary stock, 4.40742 par value, 200,000,000 shares authorized,
    130,201,499 and 92,285,604 shares issued, respectively ........         573,853            61,497
  Additional paid-in capital ......................................       3,518,033           672,016
  Deferred compensation ...........................................         (61,488)               --
  Treasury stock, at cost, 0 and 9,198,135 shares of ordinary
    stock, respectively ...........................................              --          (110,385)
  Accumulated deficit .............................................      (1,403,788)         (727,050)
  Other cumulative comprehensive income ...........................         219,483            29,748
                                                                        -----------       -----------
    Total shareholders' equity (deficit) ..........................       2,846,093           (74,174)
                                                                        -----------       -----------
    Total liabilities and shareholders' equity (deficit) ..........      10,690,268         2,067,779
                                                                        ===========       ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Stated in thousands of Dutch guilders, except share and per share amounts)
                                  (Unaudited)

                                                             For the Three Months                  For the Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                        -------------------------------      -------------------------------
                                                            1999               1998              1999               1998
                                                        ------------       ------------      ------------       ------------
Service and other revenue ........................           276,604            110,945           608,558            306,215
Operating expense ................................          (165,391)           (35,147)         (316,481)          (101,258)
Selling, general and administrative expense ......          (175,395)           (74,234)         (440,533)          (136,608)
Depreciation and amortization ....................          (192,097)           (42,889)         (340,501)          (137,842)
                                                        ------------       ------------      ------------       ------------
  Net operating loss .............................          (256,279)           (41,325)         (488,957)           (69,493)
Interest income ..................................             9,299              2,604            22,819              4,621
Interest expense .................................          (125,643)           (24,982)         (187,750)           (73,137)
Gain on sale of assets ...........................                --                 --            14,625                 --
Foreign exchange gain (loss) and other income
  (expense) net ..................................            12,641             14,843            10,046              6,609
                                                        ------------       ------------      ------------       ------------
  Net loss before income taxes and other items ...          (359,982)           (48,860)         (629,217)          (131,400)
Share in results of affiliated companies, net ....           (22,689)           (15,170)          (55,857)           (46,789)
Minority interests in subsidiaries ...............             1,185             (3,652)            1,300             (1,930)
Income tax benefit (expense) .....................             5,918               (701)            7,036                413
                                                        ------------       ------------      ------------       ------------
  Net loss .......................................          (375,568)           (68,383)         (676,738)          (179,706)
                                                        ============       ============      ============       ============
Basic and diluted net loss per ordinary share(1) .             (2.89)             (0.83)            (5.61)             (2.17)
                                                        ============       ============      ============       ============
Weighted-average number of ordinary shares
  outstanding(1) .................................       129,851,194         82,864,454       120,586,863         82,864,454
                                                        ============       ============      ============       ============

(1) As adjusted for the 3:2 stock split (Note 11).

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (2) (Stated in thousands of Dutch guilders, except share and per share amounts)
                                  (Unaudited)

                                              Priority Stock                  Ordinary Stock                Additional
                                         ------------------------      ----------------------------           Paid-In
                                         Shares            Amount      Shares (2)            Amount           Capital
                                         ------            ------      ----------            ------           -------
Balances, December 31, 1998                --                --        92,285,604            61,497           672,016

Change in par value of
  ordinary shares ..........               --                --                --           345,244          (345,244)
Issuance of priority shares               100                --                --                --                --
Issuance of ordinary shares
  in public offering, net of
  offering costs ...........               --                --        35,401,865           156,031         2,393,263
Issuance of convertible debt               --                --                --                --            29,006
Issuance of ordinary shares
  upon exercise of DIC
  option ...................               --                --         1,558,654             6,870            82,779
Issuance of ordinary
  shares for acquisition
  of Videopole .............               --                --           955,376             4,211           130,575
Issuance of warrants .......               --                --                --                --            64,400
Change in stock option
  plan due to public
  offering .................               --                --                --                --           310,099
Deferred compensation
  expense related to
  stock options, net .......               --                --                --                --           181,139
Amortization of deferred
  compensation .............               --                --                --                --                --
Unrealized gain on
  investment ...............               --                --                --                --                --
Change in cumulative
  translation adjustments ..               --                --                --                --                --
Net loss ...................               --                --                --                --                --
                                  -----------       -----------       -----------       -----------       -----------
Balances, September 30, 1999              100                --       130,201,499           573,853         3,518,033
                                  ===========       ===========       ===========       ===========       ===========
                                                                                                        Cumulative
                                                             Treasury                                  Comprehensive
                                   Deferred        --------------------------        Accumulated          Income
                                 Compensation      Shares (2)          Amount           Deficit          (Loss) (1)          Total
                                 ------------      ----------          ------           -------          ----------          -----
Balances, December 31, 1998              --       (9,198,135)         (110,385)        (727,050)           29,748           (74,174)

Change in par value of
  ordinary shares ..........             --               --                --               --                --                --
Issuance of priority shares              --               --                --               --                --                --
Issuance of ordinary shares
  in public offering, net of
  offering costs ...........             --        9,198,135           110,385               --                --         2,659,679
Issuance of convertible debt             --               --                --               --                --            29,006
Issuance of ordinary shares
  upon exercise of DIC
  option ...................             --               --                --               --                --            89,649
Issuance of ordinary
  shares for acquisition
  of Videopole .............             --               --                --               --                --           134,786
Issuance of warrants .......             --               --                --               --                --            64,400
Change in stock option
  plan due to public
  offering .................        (31,772)              --                --               --                --           278,327
Deferred compensation
  expense related to
  stock options, net .......       (127,531)              --                --               --                --            53,608
Amortization of deferred
  compensation .............         97,815               --                --               --                --            97,815
Unrealized gain on
  investment ...............             --               --                --               --           310,759           310,759
Change in cumulative
  translation adjustments ..             --               --                --               --          (121,024)         (121,024)
Net loss ...................             --               --                --         (676,738)               --          (676,738)
                                -----------      -----------       -----------      -----------       -----------       -----------
Balances, September 30, 1999        (61,488)              --                --       (1,403,788)          219,483         2,846,093
                                ===========      ===========       ===========      ===========       ===========       ===========

(1) As of December 31, 1998, Other Cumulative Comprehensive Income represents foreign currency translation adjustments of (12,649) and unrealized gain on investment of 42,397. As of September 30, 1999, Other Cumulative Comprehensive Income represents foreign currency translation adjustments of (133,673) and unrealized gain on investment of 353,156.

(2)   As adjusted for the 3:2 stock split (Note 11).

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Stated in thousands of Dutch guilders, except share and per share amounts)
                                  (Unaudited)

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                              ---------------------------
                                                                 1999             1998
                                                              ----------       ----------
Cash flows from operating activities:
Net loss ...............................................        (676,738)        (179,706)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
  Depreciation and amortization ........................         340,501          137,842
  Amortization of deferred financing costs .............          19,418            6,653
  Accretion of interest ................................          33,474               --
  Share in results of affiliated companies, net ........          55,857           46,789
  Compensation expense related to stock options ........         109,485           32,493
  Minority interests in subsidiaries ...................          (1,300)           1,930
  Exchange rate differences in loans ...................          (4,508)         (12,615)
  Gain on sale of investment ...........................         (14,625)              --
  Loss on repayment of DIC loan ........................           5,012               --
  Other ................................................             536            3,083
  Changes in assets and liabilities:
    Increase in receivables ............................         (50,436)         (21,401)
    Increase in inventories ............................         (49,053)          (4,160)
    Decrease (increase) in other non-current assets ....           8,616           (1,631)
    Increase in other current liabilities ..............         134,708           48,682
    Decrease in deferred taxes and other
      long-term liabilities ............................            (483)          (6,601)
                                                              ----------       ----------
Net cash flows from operating activities ...............         (89,536)          51,358
                                                              ----------       ----------
Cash flows from investing activities:
Restricted cash (deposited) released, net ..............          (7,512)          12,955
Investment in bonds ....................................         (34,493)              --
Investments in and advances to affiliated companies, net        (265,422)         (13,766)
Capital expenditures ...................................        (650,628)        (170,170)
New acquisitions, net of cash acquired .................      (3,810,987)        (210,272)
Sale of affiliated companies ...........................          36,687               --
                                                              ----------       ----------
Net cash flows from investing activities ...............      (4,732,355)        (381,253)
                                                              ----------       ----------
Cash flows from financing activities:
Proceeds from initial public offering, net .............       2,659,679               --
Proceeds from senior notes .............................       3,150,092               --
Proceeds from exercise of DIC option ...................          89,649               --
Proceeds from short-term borrowings ....................          28,829               --
Proceeds from long-term borrowings .....................       1,347,542          337,969
Deferred financing costs ...............................        (118,843)          (8,016)
Repayments of long and short-term borrowings ...........      (2,031,901)        (215,447)
(Repayments) borrowings on note payable to shareholder .        (157,437)         161,925
Dividends paid to minority shareholder .................              --             (521)
Repayments on short-term note ..........................         (36,358)              --
                                                              ----------       ----------
Net cash flows from financing activities ...............       4,931,252          275,910
                                                              ----------       ----------
Effect of exchange rates on cash .......................             218           (1,703)
                                                              ----------       ----------
Net increase (decrease) in cash and cash equivalents ...         109,579          (55,688)
Cash and cash equivalents at beginning of period .......          29,571          100,144
                                                              ----------       ----------
Cash and cash equivalents at end of period .............         139,150           44,456
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

                                                          For the Nine Months
                                                           Ended September 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Non-cash investing and financing activities:
  Unrealized gain (loss) on investment .............     310,759         (8,784)
                                                        ========       ========
  Issuance of warrants .............................      64,400             --
                                                        ========       ========
  Purchase Money Note Payable to Sellers ...........          --         36,720
                                                        ========       ========
  Stjarn Seller's Note .............................     206,000             --
                                                        ========       ========
Contribution of net assets of Dutch cable systems
  to new joint venture .............................          --        259,153
                                                        ========       ========

Supplemental cash flow disclosures:
  Cash paid for interest ...........................    (100,525)       (60,766)
                                                        ========       ========
  Cash received for interest .......................      21,458          3,539
                                                        ========       ========

Acquisition of 49% of United Telekabel Holding N.V.:
  Property, plant and equipment ....................    (409,526)            --
  Investments in affiliated companies ..............     (91,319)            --
  Goodwill .........................................    (500,660)            --
  Long-term liabilities ............................     472,945             --
  Net current liabilities ..........................      10,499             --
                                                        --------       --------
    Total cash paid ................................    (518,061)            --
    Cash acquired ..................................      26,576             --
                                                        --------       --------
                                                        (491,485)            --
                                                        ========       ========

Acquisition of Dutch Cable assets:
  Property, plant and equipment and other assets ...          --       (106,000)
  Goodwill .........................................          --        (74,762)
                                                        --------       --------
    Total cash paid ................................          --       (180,762)
                                                        ========       ========

Acquisition of 100% of GelreVision:
  Property, plant and equipment ....................    (105,237)            --
  Goodwill .........................................    (143,423)            --
  Long-term liabilities ............................       9,023             --
  Net current liabilities ..........................       5,712             --
                                                        --------       --------
    Total cash paid ................................    (233,925)            --
    Cash acquired ..................................         290             --
                                                        --------       --------
                                                        (233,635)            --
                                                        ========       ========

Acquisition of 100% of Stjarn:
  Property, plant and equipment ....................     (88,933)            --
  Goodwill .........................................    (910,713)            --
  Long-term liabilities ............................      66,473             --
  Net current liabilities ..........................     115,353             --
                                                        --------       --------
  Total purchase price .............................    (817,820)            --
  Seller's Note ....................................     206,000             --
                                                        --------       --------
  Total cash paid ..................................    (611,820)            --
  Cash acquired ....................................       7,811             --
                                                        --------       --------
                                                        (604,009)            --
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

                                                              For the Nine Months
                                                              Ended September 30,
                                                         -----------------------------
                                                            1999               1998
                                                         ----------         ----------
Acquisition of 100% of @Entertainment, Inc.:
  Property, plant and equipment .................          (402,165)                --
  Goodwill ......................................        (2,022,969)                --
  Other assets ..................................           (43,737)                --
  Net current assets ............................          (105,040)                --
  Long-term liabilities .........................           919,561                 --
                                                         ----------         ----------
      Total cash paid ...........................        (1,654,350)                --
      Cash acquired .............................           128,139                 --
                                                         ----------         ----------
                                                         (1,526,211)                --
                                                         ==========         ==========

Acquisition of 50% of A2000:
  Property, plant and equipment .................          (198,870)                --
  Goodwill ......................................          (565,183)                --
  Net current liabilities .......................            51,630                 --
  Long-term liabilities .........................           267,632                 --
                                                         ----------         ----------
                                                           (444,791)                --
    Receivables assumed .........................           (26,909)
                                                         ----------         ----------
    Total cash paid .............................          (471,700)
    Cash acquired ...............................             1,074                 --
                                                         ----------         ----------
                                                           (470,626)                --
                                                         ==========         ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
            (Monetary amounts stated in thousands of Dutch guilders,
                      except share and per share amounts)
                                  (Unaudited)

1.    Organization and Nature of Operations

      United Pan-Europe Communications N.V. ("UPC" or the "Company") was established as a joint venture for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, UnitedGlobalCom, Inc. ("United"), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi- channel television systems to UPC. As a result of this transaction, United and Philips each owned a 50% economic and voting interest in UPC. On December 11, 1997, United acquired Philips' 50% interest in UPC, thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). In February 1999, UPC concluded an initial public offering. Through its broadband cable-based communications networks, UPC offers cable television services in 12 countries in Europe and in Israel and Internet/data and telephony in 6 and 6 European countries, respectively.

      The following chart presents a summary of the Company's significant investments in multi-channel television, DTH and programming, Internet/data and telephony operations as of September 30, 1999:

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Austria:
  Telekabel Group ................................................         95.0%
Belgium:
  UPC Belgium (formerly Radio Public N.V./S.A.) ..................        100.0%
Czech Republic:
  KabelNet .......................................................        100.0%
France:
  Mediareseaux Marne S.A. ("Mediareseaux") (1) ...................         99.6%
  Reseaux Cables de France ("RCF") (2) ...........................         95.3%
  Time Warner Cable France(2) ....................................         99.6%
  Videopole(2) ...................................................         99.6%
Hungary:
  UPC Magyarorszag (formerly Telekabel Hungary) ..................        79.25%
  Monor Communications Group, Inc. ("Monor") .....................        47.54%
Ireland:
  Tara Televison Limited ("Tara") ................................         80.0%
Israel:
  Tevel Israel International Communications Ltd. ("Tevel") .......         46.6%
Malta:
  Melita Cable TV P.L.C. ("Melita") ..............................         50.0%
The Netherlands:
  UPC Nederland (formerly United Telekabel Holding N.V.("UTH")) ..        100.0%
  GelreVision (3) ................................................        100.0%
  A2000 Holding N.V. ("A2000") (3) ...............................        100.0%
  Priority Telecom N.V ...........................................        100.0%
  chello Broadband N.V. ("chello") ...............................        100.0%
  UPC Programming B.V. ("UPCtv") .................................        100.0%
Norway:
  UPC Norge AS ("UPC Norge") (formerly Janco Multicom ) ..........        100.0%
Poland:
  @Entertainment, Inc. ("@Entertainment") ........................        100.0%
Romania:
  Eurosat ........................................................         51.0%
  Multicanal Holdings ............................................        100.0%
  Control Cable Ventures .........................................        100.0%
  Diplomatic International, srl ..................................        100.0%
  Selektronic ....................................................        100.0%
Slovak Republic:
  Trnavatel ......................................................         95.0%
  Kabeltel .......................................................        100.0%
  UPC Slovensko s r.o. (formerly SKT spol s r.o.) ................        100.0%
Spain:
  Iberian Programming Services ("IPS") ...........................         50.0%
Sweden:
  StjarnTVnatet AB ("Stjarn") ....................................        100.0%
United Kingdom:
  Xtra Music Ltd. ................................................         41.0%
Other:
  SBS Broadcasting SA ("SBS") ....................................         13.3%

(1) The minority shareholder holds warrants giving it the right to purchase for a nominal amount new shares corresponding to 4.6% of Mediareseaux's share capital. Accordingly, UPC has a 95% economic interest in Mediareseaux.

(2) Our investment in RCF, Time Warner Cable France and Videopole is held through Mediareseaux.

(3)   Our investments in GelreVision and A2000 are held through UPC Nederland.

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

      In management's opinion, all adjustments of a normal, recurring nature have been made which are necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998. For a more complete understanding of the Company's financial position and results of operations see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH from inception (August 6, 1998) through February 1, 1999, where because of certain minority shareholder's rights the Company accounted for its investment in UTH using the equity method of accounting. On February 17, 1999, UPC acquired the minority shareholder's interest in UTH and began consolidating UTH effective February 1, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3. Acquisitions and Dispositions

United Telekabel Holding N.V.

      On August 6, 1998, UPC merged its Dutch cable television systems with those of NUON, forming a new company, United Telekabel Holding N.V. ("UTH") (the "UTH Transaction"), which was accounted for as the formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Following the merger, UPC held 51% of UTH. The agreement provided UPC with a call option to acquire an additional interest in UTH and NUON a put option to require UPC to purchase part of NUON's interest in UTH. The UTH shareholder agreement provided for essentially joint governance by NUON and UPC on almost all significant participating and protective type rights, accordingly, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting.

      On February 17, 1999, the Company acquired the remaining 49% of UTH from NUON (the "NUON Transaction") for 518.1 million. In addition, UPC repaid NUON and assumed from NUON a 33.3 million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating its investment in UTH. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

            Property, plant and equipment .....       409,526
            Investments in affiliated companies        91,319
            Goodwill ..........................       500,660
            Long-term liabilities .............      (472,945)
            Net current liabilities ...........       (10,499)
                                                     --------
                  Total cash paid .............       518,061
                                                     ========

      The following pro forma condensed consolidated operating results for the nine months ended September 30, 1999 and 1998 give effect to the UTH Transaction and the NUON Transaction as if they both had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                          For the Nine Months Ended            For the Nine Months Ended
                                               September 30, 1999                 September 30, 1998
                                         ------------------------------      -----------------------------
                                          Historical        Pro Forma         Historical       Pro Forma
                                         ------------      ------------      ------------     ------------
      Service and other revenue ...           608,558           628,402           306,215          429,632
                                         ============      ============      ============     ============
      Net loss ....................          (676,738)         (683,577)         (179,706)        (214,123)
                                         ============      ============      ============     ============
      Weighted-average number of
        ordinary shares outstanding       120,586,863       129,176,492        82,864,454      127,464,454
                                         ============      ============      ============     ============
      Basic and diluted net loss
        per ordinary share ........             (5.61)            (5.29)            (2.17)           (1.68)
                                         ============      ============      ============     ============

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

Acquisition of SKT spol s r.o.

      In June 1999, UPC completed the acquisition of SKT spol s r.o., which operates a cable television system in Bratislava, the capital of the Slovak Republic. The purchase price was USD43.25 million (90.7 million) and was accounted for under purchase accounting.

Acquisition of GelreVision

      In June 1999, UPC acquired, through UPC Nederland, 100% of the GelreVision multi-channel television systems in The Netherlands. The Company paid 233.9 million for GelreVision. These systems are contiguous to UPC's A2000 and TeleKabel Beheer operations. The acquisition was accounted for under purchase accounting.

      Effective June 1, 1999, UPC began consolidating its investment in GelreVision. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

            Property, plant and equipment .........   105,237
            Goodwill ..............................   143,423
            Long-term liabilities .................    (9,023)
            Net current liabilities ...............    (5,712)
                                                      -------
                        Total cash paid ...........   233,925
                                                      =======

      The following pro forma condensed consolidated results for the nine months ended September 30, 1999 and 1998 give effect to the acquisition of GelreVision as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                           For the Nine Months Ended         For the Nine Months Ended
                                              September 30, 1999                 September 30, 1998
                                        ---------------------------------  -------------------------------
                                          Historical        Pro Forma        Historical       Pro Forma
                                        ----------------  ---------------  ---------------  --------------
      Service and other revenue ......          608,558          620,959          306,215         325,973
                                        ================  ===============  ===============  ==============
      Net loss .......................         (676,738)        (685,481)        (179,706)       (192,057)
                                        ================  ===============  ===============  ==============
      Weighted-average number of
        ordinary shares outstanding ..      120,586,863      129,176,492       82,864,454     127,464,454
                                        ================  ===============  ===============  ==============
      Basic and diluted net loss
        per ordinary share ...........            (5.61)           (5.31)           (2.17)          (1.51)
                                        ================  ===============  ===============  ==============

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Reseaux Cables de France

      In June 1999, UPC acquired through Mediareseaux, 95.7% of Reseaux Cables de France, which operates cable television systems throughout France. The purchase price was approximately FFR172.0 million (57.8 million) and was accounted for under purchase accounting. At closing UPC began consolidating RCF, including its debt, which was 83.0 million.

Acquisition of 13.3% of SBS Broadcasting SA

      In July 1999, UPC closed the purchase of approximately 4.8% of SBS for cash of USD24.3 million (50.1 million). In August 1999, UPC acquired an additional 8.5% of SBS for USD75.9 million (154.8 million), increasing its ownership to 13.3%. UPC's investment in SBS is accounted for under the equity method of accounting.

Acquisition of StjarnTVnatet AB

      In July 1999, UPC acquired Stjarn, which operates cable television systems serving the greater Stockholm area, for a purchase price of USD397.0 million (817.8 million). USD100.0 million (206.0 million) of the purchase price was paid in the form of a one year note with interest at 8% per year and the balance of the purchase price was paid in cash. Upon maturity of the note, UPC will have the option to pay the note in either cash or its shares. The Stjarn acquisition was structured as a purchase of shares of Stjarn's parent holding company, NBS Nordic Broadband Services AB ("NBS Nordic"). The acquisition was accounted for under purchase accounting. At closing UPC began consolidating Stjarn, including its debt, which was 172.7 million.

      Effective August 1, 1999, UPC began consolidating its investment in Stjarn. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

            Property, plant and equipment ........           88,933
            Goodwill .............................          910,713
            Long-term liabilities ................          (66,473)
            Net current liabilities ..............         (115,353)
                                                           --------
              Total purchase price ...............          817,820
              Seller's note ......................         (206,000)
                                                           ========
              Total cash paid ....................          611,820
                                                           ========

      The following pro forma condensed consolidated results for the nine months ended September 30, 1999 and 1998 give effect to the acquisition of Stjarn as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

      NBS Nordic acquired Stjarn on May 6, 1998. As NBS Nordic had no substantial operations of its own prior to the acquisition of Stjarn, Stjarn is deemed to be the predecessor to NBS Nordic. The pro forma condensed consolidated results for the nine months ended September 30, 1998 include Stjarn, as if NBS Nordic had acquired Stjarn on January 1, 1998.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                           For the Nine Months Ended        For the Nine Months Ended
                                               September 30, 1999               September 30, 1998
                                        ---------------------------------  -------------------------------
                                           Historical        Pro Forma       Historical       Pro Forma
                                        ----------------  ---------------  ---------------  --------------
      Service and other revenue ......          608,558          647,621          306,215         353,585
                                        ================  ===============  ===============  ==============
      Net loss .......................         (676,738)        (772,819)        (179,706)       (270,296)
                                        ================  ===============  ===============  ==============
      Weighted-average number of
        ordinary shares outstanding ..      120,586,863      120,586,863       82,864,454      82,864,454
                                        ================  ===============  ===============  ==============
      Basic and diluted net loss
        per ordinary share ...........            (5.61)           (6.41)           (2.17)          (3.26)
                                        ================  ===============  ===============  ==============

Acquisition of @Entertainment

      In August 1999, UPC acquired 100% of @Entertainment for USD807.0 million (1,654.4 million). The @Entertainment acquisition was accounted for under purchase accounting. At closing UPC began consolidating @Entertainment, including its debt, which was 924.0 million.

      Effective August 1, 1999, UPC began consolidating its investment in @Entertainment. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

            Property, plant and equipment .......           402,165
            Goodwill ............................         2,022,969
            Other assets ........................            43,737
            Net current assets ..................           105,040
            Long-term liabilities ...............          (919,561)
                                                         ==========
                      Total cash paid ...........         1,654,350
                                                         ==========

      The following pro forma condensed consolidated results for the nine months ended September 30, 1999 and 1998 give effect to the acquisition of @Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                            For the Nine Months Ended         For the Nine Months Ended
                                               September 30, 1999                 September 30, 1998
                                        ---------------------------------  -------------------------------
                                          Historical        Pro Forma        Historical       Pro Forma
                                        ----------------  ---------------  ---------------  --------------
      Service and other revenue ......          608,558          704,269          306,215         384,902
                                        ================  ===============  ===============  ==============
      Net loss .......................         (676,738)      (1,068,245)        (179,706)       (499,673)
                                        ================  ===============  ===============  ==============
      Weighted-average number of
        ordinary shares outstanding ..      120,586,863      120,586,863       82,864,454      82,864,454
                                        ================  ===============  ===============  ==============
      Basic and diluted net loss
         per ordinary share ..........            (5.61)           (8.86)           (2.17)          (6.03)
                                        ================  ===============  ===============  ==============

      The consummation of the Company's tender offer of @Entertainment resulted in a change of control, and as a result, @Entertainment was obligated to offer to repurchase any @Entertainment senior notes that the note holders put to it at 101% of their principal amount, plus accrued and unpaid interest. See Note 14.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Videopole

      In August 1999, UPC acquired, through Mediareseaux, 100% of Videopole, which operates cable television systems in France. The purchase price of USD135.1 million (279.4 million) was paid with cash of USD69.9 million (144.6 million) and 955,376 of UPC's ordinary A shares. The share price was based on 20-average stock price through August 2, 1999. The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in Videopole, including its debt, which was 41.8 million.

Acquisition of Time Warner Cable France

      In August 1999, UPC acquired, through Mediareseaux, 100% of Time Warner Cable France, a company that controls and operates three cable television systems in the suburbs of Paris and Lyon and in the city of Limoges. The purchase price was USD71.1 million (146.9 million). Simultaneously with the acquisition of Time Warner Cable France, UPC acquired an additional 47.62% interest of one of its operating systems, Rhone Vision Cable, in which Time Warner France had a 49.88% interest, for FFR89.3 million (30.0 million), increasing UPC's ownership in this operating system to 97.5%. The acquisition was accounted for under purchase accounting. Effective September 1, 1999, UPC began consolidating its investment in Time Warner Cable France, including its debt, which was 100.8 million.

Acquisition of 50% of A2000

      In September 1999, UPC acquired, through UPC Nederland, the remaining 50% of A2000 that it did not already own for USD 229.0 million (471.7 million), including the assumption of receivables from A2000 of approximately 27.0 million. The acquisition was accounted for under purchase accounting. At closing UPC began consolidating A2000, including its debt, which was 523.5 million.

      As of September 1, 1999, UPC began consolidating its investment in A2000. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

            Property, plant and equipment ........          198,870
            Goodwill .............................          565,183
            Net current liabilities ..............          (51,630)
            Long-term liabilities ................         (267,632)
                                                           --------
                                                            444,791
            Receivables assumed ..................           26,909
                                                           --------
            Total cash paid ......................          471,700
                                                           ========

      The following pro forma condensed consolidated results for the nine months ended September 30, 1999 and 1998 give effect to the acquisition of A2000 as if it had occurred at the beginning of the periods presented. The following pro formas reflect UPC's 100% ownership in A2000 for the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                           For the Nine Months Ended         For the Nine Months Ended
                                              September 30, 1999                 September 30, 1998
                                        ---------------------------------  -------------------------------
                                           Historical        Pro Forma       Historical       Pro Forma
                                        ----------------  ---------------  ---------------  --------------
      Service and other revenue .......         608,558          725,472          306,215         396,449
                                        ================  ===============  ===============  ==============
      Net loss ........................        (676,738)        (762,634)        (179,706)       (251,857)
                                        ================  ===============  ===============  ==============
      Weighted-average number of
        ordinary shares outstanding ...     120,586,863      120,586,863       82,864,454      82,864,454
                                        ================  ===============  ===============  ==============
      Basic and diluted net loss
        per ordinary share ............           (5.61)           (6.32)           (2.17)          (3.04)
                                        ================  ===============  ===============  ==============

Agreement to Acquire Kabel Plus

      In June 1999, UPC agreed to acquire a 94.6% interest in Kabel Plus, which owns and operates cable television systems in the Czech and Slovak Republics. The purchase price was USD150.0 million (312.7 million). The Kabel Plus acquisition closed on October 27, 1999. See Note 14.

Agreement to Acquire Kabel Haarlem B.V.

      In August 1999, UPC won a bid to purchase Kabel Haarlem B.V., the municipality-owned cable television network in Haarlem, for approximately 134.0 million. Kabel Haarlem B.V.'s system is located near Amsterdam. The acquisition is expected to close during the first quarter of 2000.

Agreement to Acquire 47.5% of Monor

      In September 1999, UPC agreed to acquire an additional 47.5% in Monor for approximately USD45.0 million (93.2 million). The acquisition will increase UPC's ownership in Monor to approximately 95.1%. The acquisition is expected to close in December 1999.

Agreement to Form a Joint Venture with Microsoft and Liberty Media

      In September 1999, UPC agreed to form a joint venture with Microsoft and Liberty Media Corporation. UPC will contribute the 2.8 million Class A shares of United that it owns and the other parties will contribute 4.9 million Class B shares of United. UPC will have a 50% interest in the new joint venture and Liberty and Microsoft will share the other 50% and a USD287.0 million (594.1 million) redeemable preferred interest in the joint venture to balance out the parties' ownership interests. UPC, together with Liberty and Microsoft, will evaluate content and distribution opportunities in Europe.

      The joint venture will hold approximately 14.5% of United's common stock on a fully diluted basis. The joint venture and its members will be bound by voting and standstill agreements with United and certain of its controlling shareholders.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

                                                                             As of September 30, 1999
                                          ------------------------------------------------------------------------------------------
                                            Investments in        Cumulative        Cumulative         Cumulative
                                            and Advances to        Dividends    Share in Results of    Translation
                                          Affiliated Companies     Received    Affiliated Companies    Adjustments          Total
                                          --------------------   ------------  --------------------   -------------       ----------
Tevel ...............................           197,644           (12,121)           (10,814)             2,631             177,340
Melita ..............................            27,984                --               (195)               778              28,567
Monor ...............................             9,890                --             (2,851)           (14,910)             (7,871)
Xtra Music ..........................            20,097                --             (4,781)               389              15,705
IPS .................................            26,694                --              2,263              3,231              32,188
SBS .................................           208,921                --             (7,784)             2,539             203,676
Fox Kids Poland .....................            15,474                --                 --                 --              15,474
Twoj Styl ...........................            21,288                --                 --              1,002              22,290
Other, net ..........................            12,895                --               (263)               157              12,789
                                                -------           -------            -------            -------            --------
Total ...............................           540,887           (12,121)           (24,425)            (4,183)            500,158
                                                =======           =======            =======            =======            ========

                                                                            As of December 31, 1998
                                          ------------------------------------------------------------------------------------------
                                            Investments in        Cumulative        Cumulative         Cumulative
                                            and Advances to        Dividends    Share in Results of    Translation
                                          Affiliated Companies     Received    Affiliated Companies    Adjustments          Total
                                          --------------------   ------------  --------------------   -------------       ----------
UTH (1) .............................           272,508                --            (22,780)                 --            249,728
Tevel ...............................           191,716           (12,121)              (777)             (9,562)           169,256
Melita ..............................            28,018                --              1,985                (141)            29,862
Telekabel Hungary
  Programming (2) ...................            24,404                --             (7,723)               (787)            15,894
Monor ...............................            21,358                --             (4,916)            (14,835)             1,607
Xtra Music ..........................            10,598                --             (1,067)                 --              9,531
IPS .................................            10,419                --               (337)              2,514             12,596
Other, net ..........................             4,568                --                  9                  --              4,577
                                                -------           -------            -------             -------            -------
Total ...............................           563,589           (12,121)           (35,606)            (22,811)           493,051
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

      Summary financial information for UTH is as follows:

                                                            For the
                                                           One Month
                                                             Ended
                                                           January 31,
                                                              1999
                                                           -----------
            Revenue ..................................       19,844
            Costs ....................................      (12,629)
            Depreciation and amortization ............       (8,246)
                                                            -------
                Net operating loss ...................       (1,031)
            Share in results of affiliated companies .       (5,022)
            Financial charges and other ..............       (4,768)
            Income tax (provision) benefit ...........          242
                                                            -------
                 Net loss ............................      (10,579)
                                                            =======

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Marketable Equity Securities of Parent

      As of September 30, 1999, a subsidiary of UPC owned 2,784,620 shares of United's Class A Common shares, valued at fair market value of 412,858. The fair market value of the shares at December 31, 1998 was 101,097, resulting in an unrealized gain of 311,761 for the nine months ended September 30, 1999. See
Note 3.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment

                                                       As of           As of
                                                    September 30,   December 31,
                                                        1999           1998
                                                    -------------   ------------
      Cable distribution networks ................    3,103,670       466,087
      Subscriber premises equipment and converters      287,170       134,527
      MMDS distribution facilities ...............       16,234        13,873
      Office equipment, furniture and fixtures ...       83,196        35,294
      Buildings and leasehold improvements .......       69,939        12,754
      DTH ........................................      109,004            --
      Other ......................................      128,440        28,170
                                                     ----------      --------
                                                      3,797,653       690,705
               Accumulated depreciation ..........     (285,340)      (87,708)
                                                     ----------      --------
               Net property, plant and equipment .    3,512,313       602,997
                                                     ==========      ========

7. Goodwill and Other Intangible Assets

                                                       As of           As of
                                                    September 30,   December 31,
                                                        1999           1998
                                                    -------------   ------------
      @Entertainment .............................    1,950,320            --
      UPC Nederland ..............................    1,661,966            --
      Stjarn .....................................      917,612            --
      Telekabel Group ............................      389,382       389,513
      Mediareseaux ...............................      226,743            --
      UPC Norge ..................................      179,149       165,494
      Telekabel Hungary ..........................      108,399        97,429
      UPC ........................................       64,400            --
      UPC Belgium ................................       45,457        42,189
      UPC Slovensko s r.o ........................       44,382            --
      Other ......................................       21,570        24,516
                                                      ---------       -------
                                                      5,609,380       719,141
               Accumulated amortization ..........     (163,134)      (39,109)
                                                      ---------       -------
               Net goodwill and other
                  intangible assets ..............    5,446,246       680,032
                                                      =========       =======

8. Short-Term Debt

Stjarn Credit Facility

In December 1998, Stjarn's parent company entered into a SEK521.0 million (131.7 million) loan agreement with Nordbanken AB to refinance certain debt. The loan consists of an A facility, a medium term loan in the amount of SEK371.0 million (93.8 million), and a B facility, a short term loan in the amount of SEK150.0 million (37.9 million). These facilities are secured by pledges of shares in Stjarn and bear interest at the Stockholm Interbank Offered Rate ("STIBOR") plus between 0.75% and 1.25%. Originally, the A facility was to be repaid in eleven semi-annual installments of between SEK25.0 million (6.3 million) and SEK41.0 million (10.4 million) beginning in May 1999 until November 2004. The B facility has been fully repaid and replaced by a revolving credit facility in the amount of SEK150.0 million (37.9 million). Stjarn pays a commitment fee for the revolving facility which amounts to 0.30% of the difference between the committed credit amount and the utilized amount. Interest is paid quarterly at a rate of NBU + 0.60%. The A facility restricts Stjarn's ability to encumber its presents or future assets and to enter into sale-leaseback agreements. As a result of UPC's acquisition of Stjarn, both the A facility and the revolving facility will mature on March 31, 2000. As of September 30, 1999, the balance outstanding on these facilities was 84.6 million.

Stjarn Seller's Note

      In connection with the acquisition of Stjarn in July 1999, UPC paid USD100.0 million (207.0 million) in the form of a one year note ("Stjarn Seller's Note") with interest at 8% per annum. Upon maturity of the note, UPC will have the option to pay the note in either cash or UPC share's.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt

                                                       As of           As of
                                                    September 30,   December 31,
                                                        1999           1998
                                                    -------------   ------------
      UPC Euro Senior Notes due 2009 ..........       1,663,177              --
      UPC Euro Senior Notes due 2009 ..........         661,113              --
      UPC USD Senior Discount Notes due 2009 ..         847,085              --
      UPC Senior Credit Facility ..............         618,298
      UPC Senior Revolving Credit Facility ....              --         968,018
      UPC Bridge Bank Facility ................              --         113,519
      PCI Notes ...............................         271,812              --
      @Entertainment1998 Senior Discount Notes          283,912              --
      @Entertainment 1999 Senior Discount Notes         318,919              --
      @Entertainment 1999 Series C Senior
        Discount Notes ........................          23,490              --
      New Telekabel Facility ..................         562,571              --
      CNBH Facility ...........................         252,221              --
      A2000 Facilities ........................         458,000              --
      Mediareseaux Facility ...................          86,195          40,344
      RCF Facility ............................          81,382              --
      Rhone Vision Cable Credit Facility ......         100,785              --
      Videopole Facility ......................           8,156              --
      Bank and other loans ....................         182,327         166,387
                                                      ---------       ---------
                                                      6,419,443       1,288,268
               Less current portion ...........         (12,430)       (113,519)
                                                      ---------       ---------
               Total ..........................       6,407,013       1,174,749
                                                      =========       =========

UPC Senior Notes and Senior Discount Notes due 2009

      On July 27, 1999, UPC completed a private placement bond offering, consisting of three tranches: USD800.0 million of ten-year senior notes due 2009 with a 10 7/8% coupon; Euro 300.0 million of ten-year senior notes due 2009 with a coupon of 10 7/8%; and USD735.0 million aggregate principal amount of ten-year 12 1/2% senior discount notes due 2009 ("UPC Notes due 2009"). The senior discount notes were sold at 54.521% of face value amount yielding gross proceeds of approximately USD400.0 million and will accrue interest, but no interest is payable until 2004. The indentures governing the UPC Notes due 2009 place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

      Concurrent with the closing of the UPC Notes due 2009, UPC entered into a cross-currency swap, swapping the USD800.0 million, 10 7/8% fixed rate senior notes into fixed and variable rate Euro notes with a notional amount totaling Euro 754.7 million. One half of the Euro notes (Euro 377.35) have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of the Euro Interbank Offered Rate ("EURIBOR") + 4.15%. The remaining Euro 377.35 million have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swaps provide the bank with the right to terminate the swap at fair value commencing August 1, 2004 with the payment of a call premium equal to the call premium which would be paid by UPC to the USD800.0 million senior note holders if the notes are called on or after August 1, 2004. The Company accounted for the cross-currency swap by bifurcating the instrument into two components, (1) the swap of USD fixed rate debt for Euro variable and fixed rate debt through August 1, 2004 (the earliest call date) and
(2) the residual portion of the cross-currency swap. The swap of USD fixed rate debt for Euro variable and fixed rate debt is accounted for as a hedge, and accordingly the Company carries the Euro denominated debt on the balance sheet and recognizes interest expense according to the provisions of the Euro debt. The residual portion of the cross-currency swap is marked to fair value at each reporting period through the statement of operations.

      Subsequent to September 30, 1999, UPC completed a private placement bond offering. See Note 14.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PCI Notes

      Poland Communications, Inc. ("PCI"), @Entertainment's major operating subsidiary sold USD130.0 million aggregate principal amount of senior notes ("PCI Notes") in October 1996. The PCI Notes bear interest at 9 7/8%, payable on May 1 and November 1 of each year. The PCI Notes mature on November 1, 2003.

      The indenture governing the PCI Notes contains covenants limiting, among other things, @Entertainment's ability to incur additional indebtedness, make certain payments and distributions, including dividends, issue and sell capital stock of @Entertainment's subsidiaries, create certain liens, enter into transactions with its affiliates, invest in non-controlled entities, guarantee indebtedness by subsidiaries, purchase the notes upon a change of control, pay dividends and make other payments affecting @Entertainment's subsidiaries, effect certain consolidations, mergers, and sale of assets and pursue certain lines of business.

      Pursuant to the terms of the PCI indenture, @Entertainment has offered to repurchase all of the PCI Notes as a result of UPC's acquisition of @Entertainment. The repurchase offer expired on November 2, 1999. See Note 14.

@Entertainment 1998 Senior Discount Notes

      On July 14, 1998, @Entertainment sold 252,000 units, consisting of 14 1/2% senior discount notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of @Entertainment common stock. This 1998 offering generated approximately USD125.1 million gross proceeds to @Entertainment. The senior discount notes are unsubordianted and unsecured obligations of @Entertainment. Cash interest on the senior discount notes will not accrue prior to July 15, 2003. After that, cash interest will accrue at a rate of 14 1/2% per annum and will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2004. The senior discount notes will mature on July 15, 2008. Subsequent to the initial private placement of these notes, @Entertainment made a registered offer to exchange these notes for its 1998 senior discount notes ("1998 Senior Discount Notes"). The 1998 Senior Discount Notes have the same terms as the notes for which they were exchanged (except for certain registration rights), were issued under the same indenture, and are treated as one series with such notes. @Entertainment has also offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. See Note 14.

      The indenture governing the 1998 Senior Discount Notes has covenants substantially similar to the PCI indenture.

      In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1998 Senior Discount Notes.

@Entertainment 1999 Senior Discount Notes

      In January 1999, @Entertainment sold 256,800 units consisting of senior discount notes due 2009 and warrants to purchase 1,813,665 shares of @Entertainment's common stock. The senior discount notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately USD100.0 million. Cash interest on the senior discount notes will not accrue prior to February 1, 2004. Thereafter, cash interest will accrue at a rate of 14 1/2% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. Subsequent to the initial private placement of these notes, @Entertainment made a registered offer to exchange these notes for its 1999 senior discount notes ("1999 Senior Discount Notes"). The 1999 Senior Discount Notes have the same terms as the notes for which they were exchanged (except for certain registration rights), were issued under the same indenture, and are treated as one series with such notes. @Entertainment has also offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. See Note 14.

      The indenture governing the 1999 Senior Discount Notes has covenants substantially similar to the PCI indenture.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1999 Senior Discount Notes.

@Entertainment 1999 Series C Senior Discount Notes

      On January 20, 1999, @Entertainment sold USD36.0 million aggregate principal amount at maturity of series C senior discount notes ("Series C Senior Discount Notes") generating approximately USD9.8 million of gross proceeds. The Series C Senior Discount Notes are senior unsecured obligations of @Entertainment. The Series C Senior Discount Notes were issued at a discount to their aggregate amount. Original issue discount will accrete from January 20,1999, until July 15, 2008, the date of maturity of the Series C Senior Discount Notes. Cash interest on the Series C Senior Discount Notes will accrue from July 15, 2004 at a rate of 7.0% per annum on the principal amount at maturity, and will be payable semi-annually in arrears, on July 15 and January 15 of each year beginning January 15, 2005. Before January 15, 2004, cash interest on the Series C Senior Discount Notes will not accrue. @Entertainment has also offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. See Note 14.

      The indenture governing the Series C Senior Discount Notes has covenants substantially similar to the PCI indenture.

UPC Senior Revolving Credit Facility

      In July 1999, the outstanding debt under this facility was refinanced with the new UPC Senior Credit Facility.

UPC Senior Credit Facility

      On July 27, 1999, a newly formed subsidiary of UPC, Facility B.V., Telekabel Wien and UPC Norge , as borrowers, and a syndicate of banks executed a Loan and Note Issuance Agreement for a Euro1.0 billion (2.2 billion) multicurrency senior secured credit facility (the "UPC Senior Credit Facility").

      The UPC Senior Credit Facility matures on July 27, 2006 and is comprised of two tranches. Tranche A is a Euro750.0 million reducing revolving credit facility. Tranche B is a Euro250.0 million term loan credit facility. The Senior Credit Facility bears interest at the EURIBOR (for borrowings in euro) and at the London Interbank Offered Rate ("LIBOR") (for all other borrowings) plus a margin of between 0.75% and 2.0% (which margin is at least 1.5% for the first six months following closing) plus an additional cost of funding calculation. In addition to repaying the UPC Senior Revolving Credit Facility, proceeds from the UPC Senior Credit Facility are to be used for general corporate purposes, inter alia, to fund certain acquisitions (see below), and certain permitted distributions, including the payment of interest on funds downstreamed from the proceeds of high yield issues, and capital expenditures. Borrowings under the UPC Senior Credit Facility are limited by financial ratio tests. The UPC Senior Credit Facility contains provisions that require its immediate prepaymentt, at the option of the majority banks, if (1) UPC ceases to own more than 50% of, or loses its ability to exercise control over, UPC Facility B.V., of (2) United ceases to own more than 50% and loses its ability to control UPC. In addition, the UPC Senior Credit Facility limits UPC Facility B.V.'s and its subsidiaries' ability to make acquisitions funded by loan proceeds with the UPC Senior Credit Facility to Euro400.0 million over the life of the UPC Senior Credit Facility, with a further limitation on new Eastern European acquisitions. Furthermore, the UPC Senior Credit Facility contains certain financial covenants and restrictions on UPC Facility B.V. and most of subsidiaries' ability to make dividends or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. Net proceeds of certain disposals (including sales by UPC of less than 50% of its current interest in UPC Facility B.V.) are required to be used to prepay the UPC Senior Credit Facility. The UPC Senior Credit Facility does, however, permit UPC Facility B.V. to upstream payments to UPC after April 1, 2002 for the purpose of servicing interest on the UPC Notes due 2009 if UPC Facility B.V.'s ratio of senior debt to annualized net operating cash flows is less than or equal to 4.5:10.

      The UPC Senior Credit Facility is secured by, among other things, pledge of the shares of UPC Facility B.V., UPC Norge, UPC Belgium, Cable-Network Austria Holding B.V. ("CNAH"), Stipdon and Telekabel Hungary. UPC Facility B.V., UPC Belgium, CNAH, Stipdon and Telekabel Hungary are guarantors under the UPC Senior Credit Facility. The collateral and guarantees under the UPC Senior Credit Facility also secure UPC's liability under any currency and/or interest rate hedging arrangements entered into in connection with the UPC Notes due 2009, although only Euro100.0 million of the indebtedness represented by such arrangements is pari passu with the indebtedness under the UPC Senior Credit Facility.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CNBH Facility

      In February 1998, CNBH, a subsidiary of UPC Nederland, entered into a secured 250.0 million ten-year term facility with a syndicate of banks led by Rabobank. In August 1998, this facility was increased to 266.0 million. Most of the proceeds were used to repay in full a Combivisie bridge facility entered into in connection with the acquisition of Combivisie (122.0 million) and a KTE bank facility (65.0 million). The remaining amount under this facility is available to finance certain capital expenditures. Beginning in 2001, CNBH will be required to apply 50% of its excess cash flow to prepayment of its facility. The facility restricts the payment of dividends and distributions and limits the amount of payments to UPC under our general services agreement. In January 1999, this facility was increased to 274.0 million. In connection with this facility, UPC entered into a project support agreement providing, among other things, for UPC to retain majority ownership of CNBH. In connection with this facility, CNBH also entered into a 5.0 million ten-year term working capital facility.

A2000 Facilities

      In January 1996, A2000 and its wholly-owned subsidiary Kabeltelevisie Amsterdam entered into bank facilities of 90.0 million and 375.0 million, respectively. In October 1996, A2000 Hilversum, a wholly-owned subsidiary of A2000, entered into a bank facility of 45.0 million. These facilities have between nine- and ten-year terms and interest rates of AIBOR + 0.75% or AIBOR + 0.7% or fixed -rate (fixed prior to each advance) increased by 0.7% or 0.75% per annum. The facilities also restrict the borrowers from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. The A2000 facilities are secured by mortgages and pledges, including pledges on Kabeltelevisie Amsterdam and A2000 Hilversum and assets. A2000 is currently negotiating a credit facility of up to 620.0 million to replace these facilities.

RCF Credit Facility

      In 1990, RCF and six of its subsidiaries entered into a FFR160.0 million (53.8 million) credit facility with a consortium of banks to finance working capital and operations. In 1995 this facility was amended and extended to FFR252.4 million (84.8 million) to refinance three further credit facilities entered into by other subsidiaries of RCF. The loan bears an interest rate of PIBOR (the French interbank offer rate) + 1.5%, payable in arrears quarterly. The loan has to be repaid in yearly installments of FFR34.6 million (11.6 million) beginning at the end of 1999 until December 31, 2005. Subject to certain exceptions, the loan restricts RCF and certain of its subsidiaries from incurring certain additional indebtedness, from having liens on or disposing of certain assets, from merging or consolidating and from dividend payments.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rhone Vision Cable Credit Facility

      In July 1996, Rhone Vision Cable, a subsidiary of Time Warner Cable France, entered into a FFR680.0 million (228.4 million) credit facility to finance construction and installation of Rhone Vision Cable networks. The facility bears interest of LIBOR plus 1%, payable quarterly. The repayment of the facility commences on June 30, 2002, or either on June 30 or December 31 following at least six months after network completion. The facility is secured by pledges of all the shares and the most important assets of Rhone Vision Cable and by a guarantee given by the Department du Rhone (for up to 50% of any sum due under the facility). The facility restricts Rhone Vision Cable's ability to secure additional financing, incur additional debt or transfer shares. A change of control is deemed an event of default under the facility.

10. Commitments and Contingencies

Satellite Transponder Capacity

     UPC has entered into an agreement for the long term lease of satellitetransponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately USD114.0 million (236.0 million) payable in monthly installments based on capacity used.

Programming, Broadcast and Exhibition Rights

      @Entertainment has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("DTH") and cable systems. The agreements have terms which range from one to seven years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At September 30, 1999, @Entertianment had an aggregate minimum commitment in relation to these agreements of approximately USD238.8 million (494.3 million) over the next seven years, approximating USD15.6 million (32.3 million) for the remainder of 1999, USD58.8 million (121.7 million) in 2000, USD57.4 million (118.8 million) in 2001, USD47.9 million (99.2 million) in 2002, USD30.7 million (63.5 million) in 2003 and USD28.5 million (59.0 million) in 2004 and thereafter.

Purchase Commitments

      As of September 30, 1999, @Entertainment had an aggregate minimum commitment toward the purchase of the DTH reception systems from Philips Business Electronics B.V. of approximately USD 88.6 million (183.4 million) by June 30, 2000.

Litigation and Claims

      From time to time, the Company is subject to various claims and suits arising out of the ordinary course of business. While the ultimate result of all such matters is not presently determinable, based upon current knowledge and facts, management does not expect that their resolution will have a material adverse effect on the Company's consolidated financial position or results of operations.

      On or about July 8, 1999, certain minority shareholders ("the Minority Shareholders") of Poland Cablevision (Netherlands) B.V. ("PCBV"), an indirect subsidiary of @Entertainment, filed a lawsuit against @Entertainment, Poland Communications, Inc. ("PCI") and certain other defendants, in United States District Court, Southern District of Ohio, Eastern Division, Civil Action No. C2-99-621.

      The relief sought by the Minority Shareholders includes: (1) unspecified damages in excess of $75,000, (2) an order lifting the restrictions against transfer of shares set forth in the Shareholders' Agreement among PCBV's shareholders, as amended ("the Shareholders' Agreement") so that the minority shareholders can liquidate their shares in PCBV, (3) damages in the amount of
1.7 percent of the payment made by UPC for

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the shares of @Entertainment as set forth in the Agreement and Plan of Merger between @Entertainment and UPC dated June 2, 1999, and (4) attorneys' fees and costs incurred in prosecuting the lawsuit.

      The amended complaint sets forth eight claims for relief based on allegations that the defendants, including @Entertainment and PCI, committed the following wrongful acts: (1) breached a covenant not to compete contained in the Shareholders' Agreement relating to the shareholders of PCBV, (2) breached a covenant in the Shareholders' Agreement requiring that any contract entered into by PCBV with any other party affiliated with PCI be commercially reasonable or be approved by certain of the minority shareholders, (3) breached a provision in the Shareholders' Agreement that allegedly required co-defendant Chase International Corp. ("CIC") to offer the Minority Shareholders the right to participate in certain sales of PCBV shares and that required CIC to give written notice of any offer to purchase the Minority Shareholders' shares in PCBV, (4) breached their fiduciary duties to the Minority Shareholders, (5) breached the agreement between PCBV and CIC, which allegedly limited the amount of management fees that could be paid annually by PCBV, (6) made false and misleading statements in various documents filed with the Securities and Exchange Commission, (7) colluded to defraud the Minority Shareholders by failing to make reference in certain Forms 8-K, 8-KA and 14D-1 to the Minority Shareholders or their alleged rights and claims, (8) colluded to divert assets of PCBV to affiliates of PCI and PCBV, including @Entertainment, that allegedly compete with PCI and PCBV.

      The Minority Shareholders also seek damages in the amount of 1.7 percent of the payment made by UPC for the shares of @Entertainment, although the amended complaint does not contain a separate claim for relief seeking that amount.

      @Entertainment intends to defend the lawsuit vigorously. The time for @Entertainment and PCI to respond to the amended complaint has not yet expired. Discovery has not yet commenced. @Entertaiment has also conducted negotiations to purchase the Minority Shareholders' outstanding shares in PCBV. If the negotiations produce a sale by the Minority Shareholders of their shares in PCBV to @Entertainment, the lawsuit would most likely be terminated. The Company is unable to predict the outcome of those negotiations.

      At this early stage of the proceedings, the Company is unable to predict the probable outcome of the lawsuit or the Company's ultimate exposure in connection therewith.

      In addition to the Ohio lawsuit, the other minority shareholders of PCBV (representing an additional 6% of PCBV) have asserted similar claims for compensation, but have not yet filed suit.

11. Shareholders' Equity

      In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3 for 2 stock split and an increase in the number of authorized ordinary shares to 200,000,000, which was legally effected before the Company's initial public offering. Therefore, all share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively restated to reflect this event. The Company's shareholders also approved the issuance of 100 priority shares, which have special approval and other rights, to United. In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 preference shares A and 200,000,000 preference shares B. The par value of all shares was set at
(Euro)0.30 per share.

      In July 1999, at the annual shareholders' meeting, the shareholders approved the amendment of UPC's Articles of Association to authorize 100 million ordinary shares B with the right to cast 1 vote per share and to increase the voting rights of the newly re-named ordinary shares A (formerly the ordinary shares), the priority shares, the preference shares A and the preference shares B to 100 votes per share. The shareholders also approved an increase in the nominal value of each issued and outstanding ordinary share A and each priority share from (Euro)0.30 to (Euro)2.0

Initial Public Offering

      During February 1999, the Company successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately 2,852,902 and 2,659,679 respectively.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Secondary Public Offering

      Subsequent to September 30, 1999, UPC completed a secondary public offering selling 15.0 million ordinary shares A. See Note 14.

12. Segment and Geographic Information

      The Company's business has historically been derived from its video entertainment segment. This service has been provided in various European countries where the Company owns and operates its systems. During 1997, the Company introduced Internet/data and during 1999 the Company introduced telephony in several of its systems and began to develop its content and programming business. In August 1999, the Company acquired @Entertainment, which has a DTH business.

      The Company evaluates performance and allocates resources at the geographic country level and by business line. The key operating performance criteria used in this evaluation includes revenue growth and operating income before depreciation, amortization, stock-based compensation expense and management fees ("Adjusted EBITDA"). Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from the Company's operations from period to period and thus to value its business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by its Adjusted EBITDA as it pleases. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

      A summary of the segment information by geographic area is as follows:

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                               Revenue for the Three Months Ended September 30, 1999
                                           ----------------------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other     Intercompany     Total
                                           ------------  -----------   --------   -------------  -------   --------------   -------
The Netherlands:
    Corporate ........................            --           --           --           --       6,689            --         6,689
    UPCtv ............................            --           --           --           83          --            --            83
    chello ...........................            --           --        3,882           --          --        (3,882)           --
    Priority Telecom .................            --           --           --           --          --            --            --
    Operating companies ..............        67,266       15,624        4,221           --         155            --        87,266
Austria ..............................        43,831        4,469        7,814           --          --            --        56,114
Belgium ..............................         7,844           --        1,278           --          --            --         9,122
Czech Republic .......................         2,757           --           --           --          --            --         2,757
Norway ...............................        25,907          199          278           --          --            --        26,384
Hungary ..............................        18,447           --           44           --          --            --        18,491
France ...............................        20,942        1,669          383           --          --            --        22,994
Poland ...............................        22,122           --           --       15,605          --        (7,211)       30,516
Sweden ...............................        10,643           --          304           --          --            --        10,947
Other ................................         4,846           --           --          395          --            --         5,241
                                             -------       ------       ------       ------       -----       -------       -------
  Total ..............................       224,605       21,961       18,204       16,083       6,844       (11,093)      276,604
                                             =======       ======       ======       ======       =====       =======       =======

                                                      Revenue for the Three Months Ended September 30, 1998
                                           ---------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other         Total
                                           ------------  -----------   --------   -------------  -------       -------
The Netherlands:
    Corporate ........................            --           --           --          --        4,899         4,899
    UPCtv ............................            --           --           --          --           --            --
    chello ...........................            --           --           --          --           --            --
    Priority Telecom .................            --           --           --          --           --            --
    Operating companies ..............         6,364           25           --          --           --         6,389
Austria ..............................        41,262           36        1,689          --           --        42,987
Belgium ..............................         8,125           --          410          --          717         9,252
Czech Republic .......................         2,380           --           --          --           --         2,380
Norway ...............................        22,353           --          106          --           --        22,459
Hungary ..............................        13,777           --           --          --           --        13,777
France ...............................         2,075           --           --          --           --         2,075
Poland ...............................            --           --           --          --           --            --
Sweden ...............................            --           --           --          --           --            --
Other ................................         6,342           --           --         385           --         6,727
                                             -------         ----        -----        ----        -----       -------
  Total ..............................       102,678           61        2,205         385        5,616       110,945
                                             =======         ====        =====        ====        =====       =======

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                             Revenue for the Nine Months Ended September 30, 1999
                                           ----------------------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other     Intercompany     Total
                                           ------------  -----------   --------   -------------  -------   --------------   -------
The Netherlands:
    Corporate ........................            --           --           --           --       9,946           --          9,946
    UPCtv ............................            --           --           --          109          --           --            109
    chello ...........................            --           --        7,625           --          --       (7,625)            --
    Priority Telecom .................            --           --           --           --          --           --             --
    Operating companies ..............       154,034       35,393        6,735           --         155           --        196,317
Austria ..............................       130,321        6,773       18,235           --          --           --        155,329
Belgium ..............................        24,001           --        3,330           --          --           --         27,331
Czech Republic .......................         7,469           --           --           --          --           --          7,469
Norway ...............................        75,191          268          674           --          --           --         76,133
Hungary ..............................        53,331           --          143           --          --           --         53,474
France ...............................        27,139        2,393          665           --          --           --         30,197
Poland ...............................        22,122           --           --       15,605          --       (7,211)        30,516
Sweden ...............................        10,643           --          304           --          --           --         10,947
Other ................................            --           --           --        1,258          --           --         10,790
                                             -------       ------       ------       ------      ------      -------        -------
  Total ..............................       513,783       44,827       37,711       16,972      10,101      (14,836)       608,558
                                             =======       ======       ======       ======      ======      =======        =======


                                                         Revenue for the Nine Months Ended September 30, 1998
                                           ----------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other         Total
                                           ------------  -----------   --------   -------------  -------      ---------
 The Netherlands:
    Corporate ........................            --           --           --           --       10,907        10,907
    UPCtv ............................            --           --           --           --           --            --
    chello ...........................            --           --           --           --           --            --
    Priority Telecom .................            --           --           --           --           --            --
    Operating companies ..............        32,887          386           --           --           --        33,273
Austria ..............................       126,107           50        4,131           --           --       130,288
Belgium ..............................        24,668           --          913           --        1,364        26,945
Czech Republic .......................         6,618           --           --           --           --         6,618
Norway ...............................        68,804           --          230           --           --        69,034
Hungary ..............................        13,777           --           --           --           --        13,777
France ...............................         5,189           --           --           --           --         5,189
Poland ...............................            --           --           --           --           --            --
Sweden ...............................            --           --           --           --           --            --
Other ................................         9,206           --           --          978           --        10,184
                                             -------         ----        -----         ----       ------       -------
  Total ..............................       287,256          436        5,274          978       12,271       306,215
                                             =======         ====        =====         ====       ======       =======

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                   Adjusted EBITDA for the Three Months Ended September 30, 1999
                                           ----------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other         Total
                                           ------------  -----------   --------   -------------  -------      ---------
The Netherlands:
    Corporate ........................            --           --           --           --     (25,771)       (25,771)
    UPCtv ............................            --           --           --       (6,007)         --         (6,007)
    chello ...........................            --           --      (38,103)          --          --        (38,103)
    Priority Telecom .................            --       (1,613)          --           --          --         (1,613)
    Operating companies ..............        29,875       (8,382)      (5,630)          --       1,605         17,468
Austria ..............................        24,539       (4,202)         759           --          --         21,096
Belgium ..............................         2,472           (7)        (950)          --          --          1,515
Czech Republic .......................          (158)          --           --           --          --           (158)
Norway ...............................        10,717       (4,266)      (2,956)          --          --          3,495
Hungary ..............................         6,929           --          (17)          --          --          6,912
France ...............................         6,537       (2,494)      (1,006)          --      (2,870)           167
Poland ...............................        (2,058)          --           --      (28,552)     (3,656)       (34,266)
Sweden ...............................         5,692          (56)      (2,113)          --          --          3,523
Other ................................         1,906           26          119       (2,142)     (3,050)        (3,141)
                                             -------      -------      -------      -------     -------        -------
  Total ..............................        86,451      (20,994)     (49,897)     (36,701)    (33,742)       (54,883)
                                             =======      =======      =======      =======     =======        =======


                                                   Adjusted EBITDA for the Three Months Ended September 30, 1998
                                           ----------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other         Total
                                           ------------  -----------   --------   -------------  -------      ---------
The Netherlands:
    Corporate ........................           --            --          --            --       4,191         4,191
    UPCtv ............................           --            --          --          (543)         --          (543)
    chello ...........................           --            --      (5,469)           --          --        (5,469)
    Priority Telecom .................           --        (2,593)         --            --          --        (2,593)
    Operating companies ..............        4,686           (22)        (58)           --          --         4,606
Austria ..............................       23,042        (2,000)     (1,233)           --          --        19,809
Belgium ..............................        3,566            --        (346)           --          21         3,241
Czech Republic .......................         (391)           --          --            --          --          (391)
Norway ...............................        8,928          (199)       (286)           --          --         8,443
Hungary ..............................        5,439            --          --            --          --         5,439
France ...............................         (484)         (599)        (40)           --          --        (1,123)
Poland ...............................           --            --          --            --          --            --
Sweden ...............................           --            --          --            --          --            --
Other ................................       (1,982)         (970)        (59)       (2,049)      3,101        (1,959)
                                            -------        ------      ------        ------       -----        ------
  Total ..............................       42,804        (6,383)     (7,491)       (2,592)      7,313        33,651
                                            =======        ======      ======        ======       =====        ======

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                 Adjusted EBITDA for the Nine Months Ended September 30, 1999
                                           ------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other      Total
                                           ------------  -----------   --------   -------------  -------    -------
The Netherlands:
    Corporate ....................              --              --           --             --    (48,386)     (48,386)
    UPCtv ........................              --              --           --        (12,244)        --      (12,244)
    chello .......................              --              --      (77,014)            --         --      (77,014)
    Priority Telecom .............              --          (3,138)          --             --         --       (3,138)
    Operating companies ..........          72,865         (14,135)      (9,039)            --        920       50,611
Austria ..........................          72,619         (14,734)         442             --         --       58,327
Belgium ..........................           7,590              (7)      (3,294)            --         --        4,289
Czech Republic ...................            (723)             --           --             --         --         (723)
Norway ...........................          32,649          (9,795)      (7,345)            --         --       15,509
Hungary ..........................          18,218              --          (43)            --         --       18,175
France ...........................           6,193          (7,198)      (2,850)            --     (2,870)      (6,725)
Poland ...........................          (2,058)             --           --        (28,552)    (3,656)     (34,266)
Sweden ...........................           5,692             (56)      (2,113)            --         --        3,523
Other ............................           3,271              26          (57)        (7,099)    (3,050)      (6,909)
                                          --------         --------    ---------       -------    -------      -------
  Total ..........................         216,316         (49,037)    (101,313)       (47,895)   (57,042)     (38,971)
                                          ========         =======     ========        =======    =======      =======


                                                    Adjusted EBITDA for the Nine Months Ended September 30, 1998
                                           ----------------------------------------------------------------------------
                                              Cable                    Internet/     DTH and
                                            Television    Telephony      Data      Programming    Other         Total
                                           ------------  -----------   --------   -------------  -------      ---------
The Netherlands:
    Corporate .......................             --           --           --           --      (3,900)       (3,900)
    UPCtv ...........................             --           --           --         (843)         --          (843)
    chello ..........................             --           --       (6,337)          --          --        (6,337)
    Priority Telecom ................             --       (2,593)          --           --          --        (2,593)
    Operating companies .............         22,089          108         (109)          --          --        22,088
Austria .............................         69,273       (2,755)      (3,757)          --          --        62,761
Belgium .............................         11,646           --       (1,772)          --        (168)        9,706
Czech Republic ......................         (1,818)          --           --           --          --        (1,818)
Norway ..............................         26,891         (329)        (903)          --          --        25,659
Hungary .............................          5,439           --           --           --          --         5,439
France ..............................         (1,931)        (971)         (60)          --          --        (2,962)
Poland ..............................             --           --           --           --          --            --
Sweden ..............................             --           --           --           --          --            --
Other ...............................         (1,480)        (970)         (59)       (6,950)      3,101       (6,358)
                                            --------       ------      -------       ------      ------       -------
  Total .............................        130,109       (7,510)     (12,997)      (7,793)       (967)      100,842
                                            ========       ======       =======      ======      ======       =======

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                                          For the Three Months               For the Nine Months
                                                                          Ended September 30,                Ended September 30,
                                                                      -------------------------          --------------------------
                                                                        1999              1998             1999              1998
                                                                      --------          -------          --------          --------
Adjusted EBITDA .............................................          (54,883)          33,651           (38,971)          100,842
Depreciation and amortization ...............................         (192,097)         (42,889)         (340,501)         (137,842)
Stock-based compensation ....................................           (9,299)         (32,087)         (109,485)          (32,493)
                                                                      --------          -------          --------          --------
      Net operating loss ....................................         (256,279)         (41,325)         (488,957)          (69,493)
Interest income .............................................            9,299            2,604            22,819             4,621
Interest expense ............................................         (125,643)         (24,982)         (187,750)          (73,137)
Gain on sale of assets ......................................               --               --            14,625                --
Foreign exchange gain (loss) and other expense, net .........           12,641           14,843            10,046             6,609
                                                                      --------          -------          --------          --------
      Net loss before income taxes and other items ..........         (359,982)         (48,860)         (629,217)         (131,400)
Share in results of affiliated companies, net ...............          (22,689)         (15,170)          (55,857)          (46,789)
Minority interests in subsidiaries ..........................            1,185           (3,652)            1,300            (1,930)
                                                                      --------          -------          --------          --------
      Net loss before income tax benefit (expense) ..........         (381,486)         (67,682)         (683,774)         (180,119)
                                                                      ========          =======          ========          ========

                                                   Total Assets
                                          ------------------------------
                                              As of         As of
                                           September 30,   December 31,
                                              1999            1998
                                          --------------  --------------
             The Netherlands:
                Corporate ...........       1,156,755        567,264
                UPCtv ...............          12,252            106
                chello ..............          48,741          6,617
                Priority Telecom ....           1,399            174
                Operating companies .       3,221,349             --
            Austria .................         715,600        644,791
            Belgium .................         101,504        109,331
            Czech Republic ..........          18,405         21,730
            Norway ..................         496,746        414,038
            Hungary .................         239,415        164,280
            France ..................       1,068,073         96,563
            Poland ..................       2,501,365             --
            Sweden ..................       1,020,313             --
            Other ...................          88,351         42,885
                                           ----------      ---------
              Total .................      10,690,268      2,067,779
                                           ==========      =========

13. Comprehensive Loss

      The components of total comprehensive loss are as follows:

                                                        For the Three Months Ended     For the Nine Months Ended
                                                              September 30,                 September 30,
                                                        --------------------------     -------------------------
                                                           1999            1998           1999           1998
                                                        ----------       ---------     -----------     ---------
Net loss ..........................................      (375,568)       (68,383)       (676,738)      (179,706)
Other comprehensive loss:
    Change in cumulative translation adjustments ..      (129,427)       (13,256)       (121,024)       (20,675)
    Change in unrealized gain (loss) on investments        10,756        (45,416)        310,759         (8,784)
                                                         --------        -------        --------       --------
          Total comprehensive loss ................      (494,239)      (127,055)       (487,003)      (209,165)
                                                         ========        =======        ========       ========

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Subsequent Events

Secondary Offering of Ordinary Shares A

      In October 1999, UPC closed the offering of 15,000,0000 of its ordinary shares A. The price was set at Euro59.75 per share, for gross proceeds of approximately Euro896.2 million.

Rule 144A Senior Notes and Senior Discounts Notes Offering

      In October 1999, UPC closed a private placement bond offering consisting of six tranches: USD252 million and Euro 101.0 million of ten year Senior Notes due 2009 with a 11 1/4% coupon; USD200.0 million and Euro100.0 million of eight year Senior Notes due 2007 with a coupon of 10 7/8%; and USD478.0 million and Euro191.0 million aggregate principal amount of ten year 13 3/8% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.306% of the face amount yielding gross proceeds of USD250.0 million and Euro100.0 million and will accrue but not pay interest until 2004. UPC has entered into cross-currency swaps, swapping the USD252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes with a notional amount totaling Euro240.2 million, and swapping the USD200.0 million, 10 7/8% coupon into fixed and variable rate Euro notes with a notional amount totaling Euro109.7 million.

Expiration of @Entertainment and PCI Offers to Repurchase Notes

      @Entertainment and a wholly-owned subsidiary of @Entertainment, Poland Communications, Inc. ("PCI") made offers to repurchase from the holders of @Entertainment's 14 1/2% Series B Senior Discount Notes due 2008, 14 1/2% Senior Discount Notes due 2008, Series C Senior Discount Notes due 2008, 14 1/2% Series B Senior Discount Notes due 2009, and 14 1/2% Senior Discount Notes due 2009 (collectively, the "@Entertainment Notes") and PCI's 9 7/8% Series B Senior Notes Due 2003 and 9 7/8% Senior Notes Due 2003 (collectively, the "PCI Notes"). The offers to repurchase were made in accordance with the terms of the @Entertainment Notes indentures and PCI Notes indentures, which provided that, following a change in control, each holder of @Entertainment Notes and PCI Notes had the right, at such holder's option, to require @Entertainment and PCI, respectively to repurchase all or a portion of such holder's @Entertainment Notes and PCI Notes at the repurchase price.

      The offers for the repurchase of the @Entertainment Notes and the PCI Notes, which were made pursuant to the terms of the indentures covering each of the @Entertainment Notes and the PCI Notes, expired at 12:01 PM, New York City time, on November 2, 1999. Pursuant to its repurchase offer, @Entertainment has purchased USD49.1 million aggregate pr
@Entertainment Notes for an aggregate price of USD26.5 million and PCI has purchased USD113.2 million aggregate principal amount of PCI Notes for an aggregate price of USD114.4 million.

Exchange Offering for UPC Senior Notes and Senior Discount Notes due 2009

      In November 1999, UPC commenced a registered exchange offering for its USD and Euro Senior Notes and USD Senior Discount Notes initially sold under Rule 144A in July 1999 as a private placement.

Kabel Plus Closing

      On October 27, 1999, UPC completed the acquisition of a 94.6% interest in Kabel Plus and took control of the Kabel Plus cable television systems, which operate in the Czech and Slovak Republics. The purchase price of USD150.0 million (312.7 million) is in escrow pending registration of the ownership change, which is expected by the end of November 1999. At closing UPC began consolidating Kabel Plus, including its debt, which was 48.4 million.

Eastern European Transaction

      UPC has agreed to sell 3% of its interest in its Eastern European operations (other than @Entertainment) to Nimrod Kovacs for a purchase price based on its investment in these interest at historical cost plus 12% interest thereon from the time of investment throught the date of closing. This is approximately 7,995,000, assuming completion of expected financing in Eastern Europe. Mr. Kovacs is a member of UPC's Board of Management, and UPC's Executive Chairman, UPC Central Europe.

Agreement by Tevel to Acquire 35% in Golden Channels

     In November 1999, Tevel, a 46.6% investment of UPC, agreed to purchase a 35% economic interest in Golden Channels for USD183.5 million (379.8 million). Golden Channels is a competitor of Tevel in the Israel market. Its systems, including Idan, passed approximately 461,347 homes and had approximately 322,945 basic subscribers at December 31, 1998. Close of the acquisition is subject to regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions about matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to manage and grow our newer telephone and Internet/data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. Our statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that relate to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations covers the three and nine months ended September 30, 1999 and 1998, as restated to include Monor Communications Group, Inc., Tara Television Limited, and Ibercom, Inc. for all periods in which their operations were part of United's consolidated results, and should be read together with our condensed consolidated financial statements and related notes included elsewhere herein. These condensed consolidated financial statements provide additional information regarding our financial activities and condition.

                                  Introduction

      We commenced our present business in July 1995. We provide communications services in many European countries through our business lines: cable television, telephone, Internet/data services and DTH and programming. We own and operate broadband communications networks in 12 countries in Europe and in Israel and provide Internet/data and telephony in 6 and 6 European countries, respectively. Our subscriber base is one of the largest of any group of broadband communications networks operated across Europe. We intend to continue to increase our presence in the European market through acquisitions as the European telecommunications market consolidates, and to implement our branded package of video, voice and Internet/data product offerings in systems we acquire. We and Microsoft signed a letter of intent in 1999 to establish a relationship to work jointly on Internet, telephone and video projects.

                               1999 Acquisitions

February 1999/May 1999              In February 1999, United sold to us, in
  Purchase of IPS             exchange for 4,955,264 of our ordinary shares,
  From United                 United's approximately 33.5% interest in Ibercom,
                              Inc. ("IPS"), a group of programming entities focusing on the Spanish- and Portuguese-speaking markets.

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

February 1999                       On February 17, 1999, we acquired NUON's 49%
  Purchase of UTH             ownership interest in UTH for NLG518.1 million. In
  Minority Interest           addition, we purchased from NUON a NLG33.3 million
                              subordinated loan, including interest, dated
                              December 23, 1998 owed by UTH to NUON. We paid for the entire purchase price and loan totaling
                              NLG551.4 million in cash on closing. Effective
                              February 17, 1999, we own 100% of UTH and began consolidating UTH as of February 1, 1999.

June 1999                           In June 1999, we acquired 100% of the
  Acquisition of              GelreVision multi-channel television systems in
  GelreVision                 The Netherlands. The acquisition increased our
                              homes passed by 146,000 and our subscriber base by 132,000, based on September 30, 1999 data. We paid
                              NLG233.9 million for GelreVision. These systems are contiguous to our A2000 and TeleKabel Beheer operations.

June 1999                           In June 1999, we completed the acquisition
  Acquisition of              of SKT spol s r.o., which operates a cable
  SKT spol s r.o              television system in Bratislava, the capital of
                              the Slovak Republic. The purchase price was USD43.25 million (NLG90.7 million). This system passed approximately 173,000 homes and had approximately 161,000 subscribers as of September
                              30, 1999.

June 1999
  Acquisition of  Reseaux           In June 1999, we acquired 95.7% of Reseaux
  Cables de France            Cables de France ("RCF"), the fifth largest cable
                              television operation in France, which operates cable television systems throughout France, for FFR172.0 million (NLG57.8 million). These systems passed approximately 202,000 homes and had an aggregate of approximately 74,000 subscribers as of September 30, 1999. At closing we began consolidating RCF, including its debt, which was NLG83.0 million.

July 1999                           In July 1999, we acquired Stjarn. Stjarn
  Acquisition of              operates cable television systems serving the
  Stjarn                      greater Stockholm area and leases its fiber optic
                              network, which has access to 770,000 homes and 8,000 businesses. Stjarn systems passed approximately 422,000 homes and had approximately
                              241,000 subscribers as of September 30, 1999. The purchase price was USD397.0 million (NLG817.8 million), USD100.0 million (NLG206.0 million) of which was paid in the form of a one year note with interest at 8% per year. The balance of the purchase price was paid in cash. Upon maturity of the note, we will have the option to pay the note in either cash or our shares. At closing we began consolidating Stjarn, including its debt, which was NLG172.7 million.

July/August 1999                    In July 1999, we closed the purchase of
  Acquisition of an           approximately 4.8% of SBS for cash of
  Interest in SBS             approximately USD24.3 million (NLG50.1 million).
                              In August 1999, we acquired an additional 8.5% interest for USD75.9 (NLG154.8 million), increasing our interest to 13.3%.

August 1999                         In August 1999, we acquired 100% of
  Acquisition of              Videopole, the fourth largest cable television
  Videopole                   operation in France. The Videopole systems passed
                              approximately 362,000 homes and had approximately
                              143,000 subscribers as of September 30, 1999. The purchase price of USD135.1 million (NLG279.4 million), was paid with cash of USD69.9 million
                              (NLG144.6 million) and 955,376 of our ordinary shares A, which are registered on the Amsterdam
                              Stock Exchange only. The share price was based on a 20-day average stock price through August 2, 1999. At closing we began consolidating Videopole, including its debt, which was NLG41.8 million.

August 1999                         In August 1999, we acquired 100% of
  Acquisition of              @Entertainment, which provides cable television,
  @Entertainment              DTH satellite television services and related
                              programming services in Poland. These systems had approximately 1,706,000 homes passed, 984,000 cable subscribers and 182,000 DTH subscribers as of September 30, 1999. The purchase price was USD807.0 million (NLG1,662.5 million). At closing we began consolidating @Entertainment, including its debt, which was NLG924.0 million.

August 1999                         In August 1999, we acquired 100% of Time
  Acquisition of Time         Warner Cable France, a company that controls and
  Warner Cable France         operates three cable television systems in the
                              suburbs of Paris and Lyon and in the city of Limoges. The systems passed approximately 250,000 homes and approximately 80,000 subscribers as of September 30, 1999. The purchase price was USD71.1 million (NLG146.9 million). At closing we began consolidating Time Warner Cable France, including its debt, which was NLG100.8 million.
                              Simultaneously with the acquisition of Time Warner
                              Cable France, we acquired an additional 47.62% in one of the operating systems in which Time Warner
                              Cable France had a 49.88% interest for FFR89.3 million (NLG30.0 million), increasing our ownership to 97.5%.

September 1999                      In September 1999, we acquired the 50%
  Acquisition of A2000        interest in A2000 that we did not already own for
                              USD229.0 million (NLG471.7 million), including our assumption of receivables from A2000 of approximately NLG27.0 million. At closing we began consolidating A2000, including its debt, which was NLG523.5 million. A2000 operates systems serving
                              Amsterdam and its surrounding communities of Landsmeer, Purmerend, Zaanstad, Ouder-Amstel and
                              Hilversum. A2000 systems passed approximately
                              582,000 homes and had approximately 515,000 cable subscribers, 30,000 cable telephone subscribers and 19,000 high-speed Internet subscribers as of September 30, 1999.

August 1999                         In August 1999, we won a bid to purchase
  Agreement to Acquire        Kabel Haarlem B.V., the municipality-owned cable
  Kabel Haarlem B.V.          television network in Haarlem, for approximately
                              NLG134.0 million. Kabel Haarlem's systems are located near Amsterdam. As of September 30, 1999, this system passed approximately 70,000 homes and had approximately 66,000 basic cable television subscribers. This acquisition is expected to close during the first quarter of 2000.

September 1999                      In September 1999, we agreed to acquire an
  Agreement to Acquire        additional 47.5% share of Monor which will
  47.5% in Monor              increase our ownership from 47.5% to approximately
                              95.1% for approximately USD45.0 million (NLG93.2 million). As of September 30, 1999, Monor's systems passed approximately 66,000 homes with nearly 32,000 basic cable subscribers and had 73,000 traditional telephony lines in the Monor region, an area which borders Budapest in Hungary.

October 1999                        In October 1999, we completed the
  Acquisition of              acquisition of a 94.6% interest in Kabel Plus
  Kabel Plus                  and took control of the Kabel Plus cable
                              television systems, which operate in the Czech and Slovak Republics. As of September 30, 1999, Kabel
                              Plus passed approximately 622,000 homes and had approximately 435,000 basic cable television subscribers. The purchase price of USD150.0 million (NLG312.7) is in escrow pending registration of the ownership change, which is expected by the end of November 1999. At closing we began cosolidating Kabel Plus, including its debt, which was NLG48.4 million.

Agreement by Tevel to               In November 1999, Tevel, a 46.6% investment
  Acquire 35% in Golden       of UPC, agreed to purchase a 35% economic interest
  Channels                    in Golden Channels for USD183.5 million (NLG379.8
                              million). Golden Channels is a competitor of Tevel in the Israel market. Its systems, including Idan, passed approximately 461,347 homes and had approximately 322,945 basic subscribers at
                              December 31, 1998. Close of the acquisition is subject to regulatory approval.

                             Results of Operations

      The following table sets forth information from, or derived from, our condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998.

                                                          For the Three Months             For the Nine Months
                                                           Ended September 30,             Ended September 30,
                                                        ------------------------        ------------------------
                                                          1999            1998            1999            1998
                                                        --------        --------        --------        --------
                                                     (Dutch guilders, in thousands)   (Dutch guilders, in thousands)
Service and other revenue ........................       276,604         110,945         608,558         306,215
Operating expense ................................      (165,391)        (35,147)       (316,481)       (101,258)
Selling, general and administrative expense ......      (175,395)        (74,234)       (440,533)       (136,608)
Depreciation and amortization ....................      (192,097)        (42,889)       (340,501)       (137,842)
                                                        --------        --------        --------        --------
  Net operating loss .............................      (256,279)        (41,325)       (488,957)        (69,493)
Interest income ..................................         9,299           2,604          22,819           4,621
Interest expense .................................      (125,643)        (24,982)       (187,750)        (73,137)
Gain on sale of assets ...........................            --              --          14,625              --
Foreign exchange gain (loss) and other expense,
  net ............................................        12,641          14,843          10,046           6,609
                                                        --------        --------        --------        --------
  Net loss before income taxes and other items ...      (359,982)        (48,860)       (629,217)       (131,400)
Share in results of affiliated companies, net ....       (22,689)        (15,170)        (55,857)        (46,789)
Minority interests in subsidiaries ...............         1,185          (3,652)          1,300          (1,930)
Income tax benefit (expense) .....................         5,918            (701)          7,036             413
                                                        --------        --------        --------        --------
Net loss .........................................      (375,568)        (68,383)       (676,738)       (179,706)
                                                        ========        ========        ========        ========

Other information:
Adjusted EBITDA:
  Net operating loss .............................      (256,279)        (41,325)       (488,957)        (69,493)
Depreciation and amortization ....................       192,097          42,889         340,501         137,842
Stock based compensation .........................         9,299          32,087         109,485          32,493
                                                        --------        --------        --------        --------
Consolidated Adjusted EBITDA (1) .................       (54,883)         33,651         (38,971)        100,842
                                                        ========        ========        ========        ========

As a Percentage of Revenue:
Operating expense ................................         59.79%          31.68%          52.01%          33.07%
Selling, general and administrative expense ......         63.41%          66.91%          72.39%          44.61%
Adjusted EBITDA (1) ..............................        (19.84%)         30.33%          (6.40%)         32.93%
Depreciation and amortization ....................         69.45%          38.66%          55.95%          45.01%
Net operating (loss) income ......................        (92.65%)        (37.25%)        (80.35%)        (22.69%)
Net loss .........................................       (135.78%)        (61.64%)       (111.20%)        (58.69%)

      (1) Adjusted EBITDA represents earnings before net interest expense, income tax expense, depreciation, amortization, stock-based compensation charges, management fees, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA as we please. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

Revenue, Operating Expenses and SG&A Expenses

      During late 1997 we introduced Internet/data service as a product offering in our consolidated systems. During 1998 we began the development of several other new businesses including chello broadband, Priority Telecom and UPCtv. During 1998 the Internet/data service business and telephony business were developed at both local country operating companies and at the corporate Pan-European level. The information provided below provides an overview of the revenues, operating expenses and SG&A expenses for the nine and three months ended September 30, 1999 and 1998 related to these new services in relation to our cable television business. Historically, we did not fully allocate overhead and general and administrative expenses to these new businesses. Full allocation began in 1999.

      Our consolidated operating expense and selling, general and administrative expense has increased as a percentage of our consolidated revenue when comparing the nine and three months ended September 30, 1999 with the comparable periods in 1998. This increase is primarily due to the costs incurred in 1999 in our new businesses - Internet/data services, telephony and DTH and programming. Operating and selling, general and administrative expenses as a percent of revenue have remained constant for our cable television business. Cable television operating expense as a percentage of cable television revenues was 34.6% and 38.7% for the nine and three months ended September 30, 1999, respectively, compared to 32.4% and 33.4% for the same periods in 1998. Internet/ data operating expense as a percentage of Internet/data revenue was 190.1% and 197.2% for the nine and three months ended September 30, 1999, respectively. Telephony operating expense as a percentage of telephony revenue was 100.6% and 105.8% for the nine and three months ended September 30, 1999, respectively. DTH and programming operating expense as a percentage of DTH and programming revenue was 203.6% and 177.5% for the nine and three months ended September 30, 1999, respectively.

      Cable television selling, general and administrative expense as a percentage of cable television revenues was 23.3% and 22.8% for the nine and three months ended September 30, 1999, respectively, compared to 22.3% and 24.9% for the same periods in 1998. Internet/ data selling, general and administrative expense as a percentage of Internet/data revenue was 184.6% and 180.9% for the nine and three months ended September 30, 1999, respectively. Telephony selling, general and administrative expense as a percentage of telephony revenue was 108.8% and 89.8% for the nine and three months ended September 30, 1999, respectively. DTH and programming selling, general and administrative expense as a percentage of DTH and programming revenue was 178.6% and 150.7% for the nine and three months ended September 30, 1999, respectively.

                                    For the Nine Months Ended                   For the Three Months Ended
                                        September 30, 1999                         September 30, 1999
                             --------------------------------------       --------------------------------------
                                           Operating         SG&A                       Operating         SG&A
                              Revenue       Expense        Expense        Revenue        Expense        Expense
                             --------       --------       --------       --------       --------       --------
Cable Television ......       513,783       (177,689)      (119,778)       224,605        (86,839)       (51,315)
  Telephony:
    Operating companies        44,827        (44,391)       (46,335)        21,961        (22,544)       (18,798)
    Priority Telecom ..            --           (700)        (2,438)            --           (700)          (913)
  Internet/data:
    Operating companies        30,086        (29,084)       (25,301)        14,322        (15,443)       (10,673)
    chello (1) ........         7,625        (42,594)       (44,290)         3,882        (20,449)       (22,252)
Corporate and other (2)        10,101         (2,304)      (172,079)         6,844         (1,962)       (47,206)
DTH and programming ...        16,972        (34,555)       (30,312)        16,083        (28,547)       (24,238)
Intercompany ..........       (14,836)        14,836             --        (11,093)        11,093             --
                             --------       --------       --------       --------       --------       --------
Total .................       608,558       (316,481)      (440,533)       276,604       (165,391)      (175,395)
                             ========       ========       ========       ========       ========       ========

                                    For the Nine Months Ended                   For the Three Months Ended
                                        September 30, 1998                         September 30, 1998
                             --------------------------------------       --------------------------------------
                                           Operating         SG&A                       Operating         SG&A
                              Revenue       Expense        Expense        Revenue        Expense        Expense
                             --------       --------       --------       --------       --------       --------
Cable Television ......       287,256        (93,125)       (64,022)       102,678        (34,257)       (25,617)
  Telephony:
    Operating companies           436         (1,069)        (4,284)            61           (882)        (2,969)
    Priority Telecom ..            --             --         (2,593)            --             --         (2,593)
  Internet/data:
    Operating companies         5,274         (5,135)        (6,799)         2,205         (1,835)        (2,392)
    chello (1) ........            --             --         (6,337)            --             --         (5,469)
Corporate, Programming
  and other (2) .......        13,249         (1,929)       (52,573)         6,001          1,827        (35,194)
Intercompany ..........            --             --             --             --             --             --
                             --------       --------       --------       --------       --------       --------
Total .................       306,215       (101,258)      (136,608)       110,945        (35,147)       (74,234)
                             ========       ========       ========       ========       ========       ========

(1) Corporate overheard SG&A expense includes a stock-based compensation charge of NLG107,240 and NLG8,583 for the nine and three months ended September 30, 1999, respectively, compared with stock-based compensation charges of NLG32,493 and NLG32,087 for the nine and three months ended September 30, 1998, respectively.

(2) Chello SG&A expense includes a stock-based compensation charge of NLG2,245 and NLG716 for the nine and three months ended September 30, 1999, respectively, as compared with no stock-based compensation charge for the nine and three months ended September 30, 1998, respectively.

Revenue

      During the nine months ended September 30, 1999, our revenue increased NLG302.4 million to NLG608.6 million from NLG306.2 million for the nine months ended September 30, 1998, a 98.8% increase. Of this increase, approximately NLG226.5 million resulted from increased cable television revenue, NLG44.4 million resulted from increased telephony revenue, NLG24.8 million resulted from increased Internet/data revenue and NLG8.8 million resulted from increased programming revenue. Revenue from other services decreased NLG2.1 million. The increase in cable television revenue primarily results from acquisitions completed during 1999, which are included in our consolidated results of operations from their respective dates of acquisition. Total cable television revenue for the nine months ended September 30, 1999, includes cable television revenue attributed to entities acquired during 1999 of NLG208.6 million of which UTH represents 73.8%. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television revenue of NLG53.3 million for the nine months ended September 30, 1999, compared to NLG13.8 million for the nine months ended September 30, 1998. The remaining growth in cable television revenue is due to increased subscribers. The increase in telephony revenue is primarily a result of the consolidation of UTH, as well as increased telephony revenue from the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services revenue is primarily due to increased revenue from Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999. A substantial portion of the increase in DTH and programming revenue is due to the acquisition of @Entertainment, which had DTH and programming revenue of NLG8.4 million for the two months ended September 30, 1999.

      During the three months ended September 30, 1999, our revenue increased NLG165.7 million to NLG276.6 million from NLG110.9 million for the three months ended September 30, 1998, a 149.4% increase. Of this increase, approximately NLG121.9 million resulted from increased cable television revenue, NLG21.9 million resulted from increased telephony revenue, NLG12.1 million resulted from increased Internet/data revenue and NLG8.5 million resulted from increased programming revenue. Revenue from other services increased NLG1.3 million. The increase in cable television revenue primarily results from acquisitions completed during 1999, which are included in our consolidated results of operations from their respective dates of acquisition. Total cable television revenue for the three months ended September 30, 1999, includes cable television revenue attributed to entities acquired during 1999 of NLG121.1 million, of which UTH represents 55.5%. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television revenue of NLG18.4 million for the three months ended September 30, 1999. The remaining growth in cable television revenue is due to increased subscribers. The increase in telephony revenue is primarily a result of the consolidation of UTH, as well as increased telephony revenue from the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services revenue is primarily due to increased revenue from Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999. The increase in DTH and programming revenue is due to the acquisition of @Entertainment, which had DTH and programming revenue of NLG8.4 million for the two months ended September 30, 1999.

Operating Expense

      During the nine months ended September 30, 1999, our operating expense increased NLG215.2 million to NLG316.5 million from NLG101.3 million, an increase of 212.4%. Of this increase, approximately NLG84.6 million resulted from increased cable television operating expense, NLG44.0 million resulted from increased telephony operating expense, NLG66.5 million resulted from increased Internet/data operating expense, NLG29.9 million resulted from increased DTH and programming operating expense and NLG5.0 million resulted from increased operating expense for other services. The increase in cable television operating expense primarily results from acquisitions completed during 1999, which are included in our consolidated results of operations from their respective dates of acquisition. Total cable television operating expense for the nine months ended September 30, 1999, includes cable television operating expense attributed to entities acquired during 1999 of NLG72.6 million, of which UTH represents 62.6%. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television operating expense of NLG19.4 million for the nine months ended September 30, 1999, compared to NLG4.9 million for the nine months ended September 30, 1998. The balance of the increase in cable television operating expense relates to subscriber growth. The increase in telephony operating expense is primarily a result of the consolidation of UTH, as well as increased telephony operating costs from the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services operating expense is primarily due to increased operating expense in Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999 and the operating expense for chello, our branded internet portal business. The increase in DTH and programming operating expense is mostly due to the acquisition of @Entertainment, which had DTH and programming operating expense of NLG29.7 million for the two months ended September 30, 1999.

      During the three months ended September 30, 1999, our operating expense increased NLG130.2 million to NLG165.4 million from NLG35.2 million for the three months ended September 30, 1998, a 369.9% increase. Of this increase, approximately NLG52.6 million resulted from increased cable television operating expense, NLG22.4 million resulted from increased telephony operating expense, NLG34.1 million resulted from increased Internet/data operating expense, NLG27.1 million resulted from increased DTH and programming expense, and NLG5.2 million resulted from increased operating expense from other services. The increase in cable television operating expense primarily results from acquisitions completed during 1999, which are included in our consolidated results of operations from their respective dates of acquisition. Total cable television operating expense for the three months ended September 30, 1999, includes cable television operating expense attributed to entities acquired during 1999 of NLG50.0 million, of which UTH represents 43.5%. We also began consolidation of Telekabel

Hungary upon its formation in July 1998, resulting in cable television operating expense of NLG8.1 million for the three months ended September 30, 1999. The balance of the increase in cable television operating expense relates to subscriber growth. The increase in telephony operating expense is primarily a result of the consolidation of UTH, as well as increased telephony operating expense from the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services operating expense is primarily due to increased operating expense in Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999 and the operating expense for chello, our branded internet portal business. The increase in DTH and programming operating expense is mostly due to the acquisition of @Entertainment, which had DTH and programming operating expense of NLG29.7 million for the two months ended September 30, 1999.

Selling, General and Administrative Expense

      During the nine months ended September 30, 1999, our selling, general and administrative expense increased NLG303.9 million to NLG440.5 million from NLG136.6 million, an increase of 222.5%. A substantial portion of this increase, and the increase as a percentage of revenue, results from a stock-based compensation charge of NLG109.5 million attributable to our stock-option plans for the nine months ended September 30, 1999, compared to NLG32.5 million for the nine months ended September 30, 1998. Of the remaining increase in selling, general and administrative expense, NLG55.8 million is an increase in cable television selling, general and administrative expense, NLG41.9 million is an increase in telephony selling, general and administrative expense, NLG54.2 million is an increase in Internet/data selling, general and administrative expense (excluding stock-based compensation expense of NLG2.2 million for the chello option plan), NLG26.2 million is an increase in DTH and programming selling, general and adminstrative expense and NLG48.5 million is an increase in corporate and other selling, general and administrative expense (excluding increased stock-based compensation expense of NLG74.7 million for the corporate option plan). The increase in cable television selling, general and administrative expense primarily results from acquisitions completed during 1999 which are included in our consolidated results of operations from their respective dates of acquisition. Total cable television selling, general and administrative expense for the nine months ended September 30, 1999, includes cable television selling, general and administrative costs attributed to entities acquired during 1999 of NLG54.6 million, of which UTH represents 65.4%. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television selling, general and administrative expense of NLG15.7 million for the nine months ended September 30, 1999, compared to NLG3.4 million for the nine months ended September 30, 1998. The balance of the increase in cable television selling, general and administrative expense relates to subscriber growth. The increase in telephony selling, general and administrative expense is primarily a result of the consolidation of UTH, increased telephony selling, general and administrative expense from the launch of telephony services in Austria, France and Norway in the first half of 1999 and continued development costs. The increase in Internet/data services selling, general and administrative expense is primarily due to increased selling, general and administrative expense in Austria and Belgium due to subscriber growth, the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999 and continued development branding of chello, our internet portal business. The increase in DTH and programming selling, general and administrative expense is primarily due to the acquisition of @Entertainment, which had DTH and programming selling, general and administrative expense of NLG14.5 million for the two months ended September 30, 1999. The increase in corporate selling, general and administrative expense include the Pan European branding of the UPC indentity, start up and development costs related to our digital set top box launch in 2000 and corporate staffing for communications, investor relations and corporate development

      During the three months ended September 30, 1999, our selling, general and administrative expense increased NLG101.2 million to NLG175.4 million from NLG74.2 million, an increase of 136.4%. Of this increase in selling, general and administrative expense, NLG25.7 million is an increase in cable television selling, general and administrative expense, NLG14.1 million is an increase in telephony selling, general and administrative expense, NLG25.1 million is an increase in Internet/data selling, general and administrative expense, NLG22.7 million is an increase in DTH and programming, selling, general and administrative expense and NLG13.6 million is an increase in corporate and other selling, general and administrative expense. The increase in cable television selling, general and administrative expense primarily results from acquisitions completed during 1999 which are included in our consolidated results of operations from their respective dates of acquisition. Total cable television selling, general and administrative expense for the three months ended September 30, 1999, includes cable television selling, general and administrative expense attributed to entities acquired during 1999 of NLG34.5 million, of which UTH represents 45.3%. We also began consolidation of Telekabel Hungary upon its formation in July 1998, resulting in cable television selling, general and administrative expense of NLG10.3 million for the three months ended September 30, 1999. The balance of the increase in cable television selling, general and administrative expense relates to subscriber growth. The increase in telephony selling, general and administrative expense is primarily a result of the consolidation of UTH, as well as increased development and the launch of telephony services in Austria, France and Norway in the first half of 1999. The increase in Internet/data services selling, general and administrative expense is also primarily attributable to the further development and and branding of chello, our internet portal business. We expect selling, general and administrative expense as a percentage of revenue to decrease in the future as the new video, telephone and Internet/data services mature. The increase in DTH and programming selling, general and administrative expense is primarily due to the acquisition of @Entertainment, which had DTH and programming selling, general and administrative expense of NLG14.5 million for the two months ended September 30, 1999. Corporate selling, general and administrative expense increased NLG35.7 million, excluding a decrease in stock-based compensation charge of NLG22.1 million. The increase in corporate selling, general and administrative expense include the Pan European branding of the UPC indentity, start up and development costs related to our digital set top box launch in 2000 and corporate staffing for communications, investor relations and corporate development.

Depreciation and Amortization

      During the nine months ended September 30, 1999, our depreciation and amortization expense increased NLG202.7 million to NLG340.5 million from NLG137.8 million for the nine months ended September 30, 1998, a 147.1% increase. The increase primarily results from acquisitions completed during 1999,which are included in our consolidated results of operations for the nine months ended September 30, 1999, and the consolidation of Telekabel Hungary effective July 1, 1998. The remaining increase comprised additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

      During the three months ended September 30, 1999, our depreciation and amortization expense increased NLG149.2 million to NLG192.1 million from NLG42.9 million for the three months ended September 30, 1998, a 347.8% increase. The increase primarily results from acquisitions completed during 1999,which are included in our consolidated results of operations for the three months ended September 30, 1999, and the consolidation of Telekabel Hungary effective July 1, 1998. The remaining increase comprised additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Operating Loss

      During the nine months ended September 30, 1999, operating loss increased NLG419.5 million to NLG489.0 million from NLG69.5 million for the nine months ended September 30, 1998, a 603.6% increase. Approximately 18.4% of this increase resulted from the stock-based compensation charge of NLG109.5 million related to our stock option plans for the nine months ended September 30, 1999. A substantial portion of the remaining increase in net operating loss is due to the acquisitions completed during 1999, which are included in our consolidated results of operations for the nine months ended September 30, 1999, and the focus on the continued development of our telephony and Internet/data services.

      During the three months ended September 30, 1999, operating loss increased NLG215.0 million to NLG256.3 million from NLG41.3 million, a 520.6% increase. A substantial portion of the increase in net operating loss is due to the acquisitions completed during 1999, which are included in our consolidated results of operations for the three months ended September 30, 1999, and the focus on the continued development of our telephony and Internet/data services.

      We believe the introduction of telephone services and Internet/data services will continue to have a significant negative impact on operating income
(loss) during the reminder of 1999. Thereafter, this negative impact is expected to decline. The financial effect of the development of our video programming businesses and the construction of our digital distribution platform will depend upon our ability to find joint venture partners for these new investments. If we are unable to find joint venture partners for these new investments, we will be required to consolidate all of the losses of these new investments. During the nine and three months ended September 30, 1999, such losses were consolidated.

Interest Income

      During the nine months ended September 30, 1999, interest income increased NLG18.2 million to NLG22.8 million from NLG4.6 million during the same period in 1998, a 395.7% increase. This increase resulted from the interest income on the proceeds of our initial public offering in February 1999, and the proceeds of our Senior Notes and Senior Discount Notes, which were reissued in July 1999.

      During the three months ended September 30, 1999, interest income increased NLG6.7 million to NLG9.3 million from NLG2.6 million during the same period in 1998, a 257.7% increase. This increase resulted from the interest income on the proceeds of our initial public offering in February 1999, and the proceeds of our Senior Notes and Senior Discount Notes, which were reissued in July 1999.

Interest Expense

      During the nine months ended September 30, 1999, interest expense increased NLG114.7 million to NLG187.8 million from NLG73.1 million during the same period in 1998, a 156.9% increase. This increase was due primarily to our Senior Notes and Senior Discount Notes which were issued in July, 1999, and debt consolidated as a result of acquisitions in 1999, mainly @Entertainment and UTH. Furthermore interest expenses increased due to the interest cost related to the DIC Loan.

      During the three months ended September 30, 1999, interest expense increased NLG100.6 million to NLG125.6 million from NLG25.0 million during the same period in 1998, a 402.4% increase. This increase was due primarily to our Senior Notes and Senior Discount Notes which were issued in July, 1999, and debt consolidated as a result of acquisitions in 1999, mainly @Entertainment and UTH. Furthermore interest expenses increased due to the interest cost related to the DIC Loan.

Foreign Exchange Gain (Loss) and Other Income (Expense), net

      Foreign exchange gain (loss) and other income (expense), net, reflected a gain of NLG10.0 million for the nine months ended September 30, 1999 as compared to a gain of NLG6.6 million for the same period in 1998. The foreign exchange gain during the nine months ended September 30, 1999 was due primarily to an increase in the value of the Dutch guilder in relation to the US Dollar as compared to December 31, 1998.

      Foreign exchange gain (loss) and other income (expense), net, reflected a gain of NLG12.6 million for the three months ended September 30, 1999 as compared to a gain of NLG14.8 million for the same period in 1998. The foreign exchange gain during the three months ended September 30, 1999 was due primarily to an increase in the value of the Dutch guilder in relation to the US Dollar as compared to December 31, 1998.

Share in Results of Affiliated Companies, Net

      The table below sets forth our share in results of affiliated companies for the applicable periods.

                                                  For the Three Months         For the Nine Months
                                                   Ended September 30,         Ended September 30,
                                                  ---------------------       ---------------------
                                                   1999          1998          1999          1998
                                                  -------       -------       -------       -------
                                            (Dutch Guilders, in thousands) (Dutch Guilders, in thousands)
A2000 ......................................       (8,349)       (3,449)      (34,427)      (26,631)
UTH ........................................           --        (8,325)       (5,407)       (8,325)
Hungary (Kabelkom, programming and
  cable television) ........................           --        (1,255)         (219)       (6,974)
UII Partnership (Israel, Ireland,
  Malta) (1) ...............................           --         2,553            --         3,414
Tevel (1) ..................................       (6,479)           --       (10,036)           --
Melita (1) .................................       (1,665)           --        (2,013)           --
Monor ......................................          272        (1,947)        2,065        (4,069)
Xtra Music .................................       (1,092)           --        (3,427)           --
SBS ........................................       (7,784)           --        (7,784)           --
IPS ........................................        2,205          (109)        2,600          (553)
Other ......................................          203        (2,638)        2,791        (3,651)
                                                  -------       -------       -------       -------
Total ......................................      (22,689)      (15,170)      (55,857)      (46,789)
                                                  =======       =======       =======       =======

(1) Historically, we held our interests in Israel, Ireland and Malta in UII, a general partnership. In November 1998, we acquired our partner's interest in Tevel and Melita and sold our interest in PHL.

      For the nine months ended September 30, 1999, our share in net losses of affiliated companies increased to NLG55.9 million from NLG46.8 million for the nine months ended September 30, 1998, a 19.4% increase. The increase was primarily due to increased losses from A2000, Tevel, Melita and Xtra Music for the nine months ended September 30, 1999. We also recognized losses on our 13.3% investment in SBS, which we acquired in July/August of 1999. These losses were partially offset by the sale of our Hungarian programming and cable television investment in the first quarter of 1999, as well as gains from Monor, IPS and other for the nine months ended September 30, 1999.

      For the three months ended September 30, 1999, our share in net losses of affiliated companies increased to NLG22.7 million from NLG15.2 million for the three months ended September 30, 1998, a 49.3% increase. The increase was primarily due to increased losses from A2000, Tevel, Melita and Xtra Music for the three months ended September 30, 1999. We also recognized losses on our 13.3% investment in SBS, which we acquired in July/August of 1999. These losses were partially offset by the sale of our Hungarian programming and cable television investment in the first quarter of 1999, as well as gains from Monor, IPS and Other.

                            Statements of Cash Flows

      We had cash and cash equivalents of NLG139.2 million as of September 30, 1999, an increase of NLG109.6 million from NLG29.6 million as of December 31, 1998.


                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
                                                                  (Dutch guilders, in thousands)
            Cash flows from operating activities ...............       (89,536)        51,358
            Cash flows from investing activities ...............    (4,732,355)      (381,253)
            Cash flows from financing activities ...............     4,931,252        275,910
            Effect of exchange rates on cash ...................           218         (1,703)
                                                                     ---------      ---------
            Net increase (decrease) in cash and cash
              equivalents ......................................       109,579        (55,688)
            Cash and cash equivalents at beginning of period ...        29,571        100,144
                                                                     ---------      ---------
            Cash and cash equivalents at end of period .........       139,150         44,456
                                                                     =========      =========

Cash Flows from Operating Activities

      During the nine months ended September 30, 1999, net cash flow from operating activities decreased NLG140.9 million to NLG89.5 million negative from NLG51.4 million for the comparable period in 1998, a 274.1% decrease. This decrease was primarily related to increased cash needs for working capital, start-up costs for Internet/data and telephony and the consolidation of UTH as of February 1, 1999.

Cash Flows from Investing Activities

      We used approximately NLG4,732.4 million of cash in investing activities during the nine months ended September 30, 1999, compared to NLG381.3 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, cash was used principally for acquisitions, including UTH, for NLG491.5 million, net of cash acquired, GelreVision for NLG233.6 million, net of cash acquired, Stjarn for NLG604.0 million, net of cash acquired, @Entertainment for NLG1,526.2 million, net of cash acquired, A2000 for NLG470.6 million, net of cash acquired and other acquisitions totaling NLG485.1 million, net of cash acquired. Capital expenditures for property, plant and equipment, including other tangible assets such as system upgrade and new-build activities, represented NLG650.6 million. During the nine months ended September 30, 1999, we had a net increase in restricted cash of NLG7.5 million from the release of NLG30.3 million of restricted cash upon pay-off of the bridge bank facility and the escrow of NLG37.8 million related to the acquisition of Time Warner Cable France. During this period we made a net investment in affiliates of NLG265.4 million, including our acquisition of an interest in SBS for NLG204.9 million, and received proceeds from the sale of our Hungarian programming assets of NLG36.7 million. We also made an investment in bonds of NLG34.5 million.

      For the nine months ended September 30, 1998, our primary use of cash for investing activities was the acquisition of Combivisie for NLG180.8 million, net of cash acquired and NLG29.5 million for other acquisitions, net of cash acquired. We also used cash for capital expenditures of NLG170.2 million and investments in affiliates of NLG13.8 million, which was partially offset by a decrease in restricted cash of NLG13.0 million.

Cash Flows from Financing Activities

      We had NLG4,931.3 million of cash flows from financing activities during the nine months ended September 30, 1999. Principal sources of cash include net proceeds from our initial public offering in February 1999 of NLG2,659.7 million and gross proceeds from the offering in July 1999 of the UPC Notes due 2009 of NLG3,150.1 million. Additional sources of cash were from long-term and short-term borrowings of NLG1,347.5 million and NLG28.8 million, respectively. Long-term borrowings include borrowings under the UPC Senior Revolving Credit Facility of NLG110.0 million, borrowings under the New Telekabel Facility of NLG539.9 million, borrowings under the Mediaresaux Facility of NLG54.3 million, borrowings under the UPC Senior Credit Facility of NLG618.3 million and other borrowings of NLG25.0 million. Concurrent with the initial public offering, DIC exercised its option to acquire our shares for proceeds of NLG89.6 million, which we used to pay NLG87.8 million of the DIC Loan. We used proceeds from the initial public offering to pay NLG620.0 million of the UPC Senior Revolving Credit Facility, NLG110.0 million of the UPC Bridge Bank Facility and NLG157.4 million of the United Loan. As part of the acquisition of UTH in February 1999, we also paid a loan to NUON of NLG33.0 million. In March 1999, UTH paid off its existing credit facility of NLG620.0 million with proceeds from the New Telekabel Facility and funding from UPC. In July 1999, we paid off the UPC Senior Revolving Credit Facility of NLG458.0 million with proceeds from the UPC Senior Credit Facility. We paid down other long-term and short-term loans of NLG103.1 million, including NLG41.7 million for the Telekabel Hungary Facility. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner Note totaling NLG36.4 million. During the nine months ended September 30, 1999, we incurred deferred financing costs of NLG118.8 million.

      During the nine months ended September 30, 1998 our primary source of cash was gross proceeds from long-term debt, which represented NLG338.0 million, including additional borrowings from the UPC Senior Revolving Credit Facility and CNBH's major facility, as well as borrowings from United of NLG161.9 million. We repaid short-term debt of approximately NLG215.4 million, including NLG131.1 million of the UPC Bridge Bank Facility and NLG65.0 million under a KTE bank facility. We incurred deferred financing costs of NLG8.0 million.

                       Consolidated Capital Expenditures

      The table below sets forth our consolidated capital expenditures for the nine months ended September 30, 1999 and 1998. The historical information below does not reflect capital expenditures by A2000 (through September 1, 1999), UTH (through February 1, 1999), Tevel or other unconsolidated systems. CNBH has been deconsolidated as of August 1, 1998; its capital expenditures were included for the nine months ending September 30, 1998. Capital expenditures for acquisitions which are consolidated in our financial statements are included in the table below from their date of consolidation.

                                                       For the Nine Months
                                                       Ended September 30,
                                                      --------------------
                                                       1999         1998
                                                      -------      -------
                                                 (Dutch guilders, in thousands)
            Cable Network:
              Upgrade ..........................      168,897       66,744
              New build ........................      141,607       38,096
                                                      -------      -------
                Total Cable Network ............      310,504      104,840

            Master Telecom Center:
              Video services ...................       13,087        3,343
              Cable telephone (Priority Telecom)       58,219        4,444
              Internet/data services ...........        5,839          357
                                                      -------      -------
                Total Master Telecom Center ....       77,145        8,144

            Customer Premise Equipment (CPE):
              Video services ...................        8,525        9,614
              Cable telephone (Priority Telecom)       37,298            4
              Internet/data services ...........       32,990        8,283
                                                      -------      -------
                Total CPE ......................       78,813       17,901

            Support Systems and Equipment (SSE)        19,145       11,521
            Land, buildings, leasehold and other       28,637       11,742
                                                      -------      -------
                Total SSE and Other ............       47,782       23,263

            New Businesses:
              chello broadband .................       33,945        1,340
              Digital distribution platform ....       14,461           --
              DTH ..............................        7,692           --
                                                      -------      -------
                Total New Businesses ...........       56,098        1,340

              Other ............................       80,286       14,682
                                                      -------      -------
                Total Capital Expenditures .....      650,628      170,170
                                                      =======      =======

Cable Network

      Since 1995, we have been aggressively upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and Internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction.

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

New Businesses

      In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, our digital distribution platform and DTH, require capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment.

                        Liquidity and Capital Resources

      Historically, we have financed our operations and acquisitions primarily from:

o     cash contributed by United upon our formation,
o debt financed at the UPC corporate level and project debt financed at the operating company level,
o     equity raised in our initial public offering,
o     debt raised in our July 1999 offering of senior notes, and
o     operating cash flow.

      We have both well-established and developing systems. In general, we have used the cash contributed by United upon formation and debt financed at the UPC corporate level to fund acquisitions, developing systems and corporate overhead. We have financed our well-established systems and, when possible, our developing systems, with project debt and operating cash flow. Well-established systems generally have stable positive cable cash flows that are used to fund new product offerings, including telephony and Internet/data. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until project financing can be secured.

      We, our consolidated and unconsolidated affiliates had the following principal long-term and short-term debt facilities outstanding as of September 30, 1999. Debt denominated in currencies other than Dutch guilders has been translated to Dutch guilders for the outstanding balance at September 30, 1999. Several of the debt facilities listed below have financial covenants and other restrictions which could limit access to funds.

                                                                                              Facility Size or     Outstanding
                                                 Final                                           Principal       At September 30,
       Description (Borrower)                  Maturity               Interest Rate                Amount            1999
       ---------------------                   --------               -------------                ------            ----
                                                                                               (in millions)
UPC and Consolidsolidated Subsidiaries:
Long-Term Debt
UPC Euro Senior Notes, due 2009                  2009   EURIBOR + 4.15% and 8.54%               Euro754.7        NLG1,663.2
UPC Euro Senior Notes, due 2009                  2009   10.875%                                 Euro300.0        NLG661.1
UPC USD Senior Discount Notes, due 2009          2009   12.50%                                  USD735.0         NLG847.1

PCI Notes                                        2003   9.875% per annum                        USD130.0         NLG271.8
@Entertainment 1998 Senior Discount Notes        2008   14.5% per annum                         USD125.1         NLG309.7
@Entertainment 1999 Senior Discount Notes        2009   14.5% per annum                         USD100.0         NLG325.5
@Entertainment 1999 Series C Senior Discount     2008   7% per annum on principal at maturity   USD9.8           NLG23.5
  Notes
UPC Senior Credit Facility                       2006   EURIBOR/LIBOR + 0.75% to                Euro1,000.0      NLG618.3
                                                        2.0% per annum
New TeleKabel Facility                           2007   EURIBOR + 0.75% to 2.0% per             Euro340.0        NLG562.6
                                                        annum
CNBH Facility                                    2008   AIBOR + 0.7/0.75% or a fixed            NLG274.0         NLG252.2
                                                        rate advance + 0.7/0.75%
A2000 Group Facilities (1)                  2005-2006   AIBOR + 0.7/0.75% or a fixed            NLG510.0         NLG458.0
                                                        rate advance + 0.7/0.75%
Mediareseaux Facility                            2007   LIBOR + 0.75% to 2.0%                   FFR680.0         NLG86.2
RCF Credit Facility                          Dec 2005   PIBOR +1.5%                             FFR252.4         NLG81.4
Rhone Vision Cable Facility                 June 2002   LIBOR + 1%                              FFR680.0         NLG100.8
Videopole Facility                               2006   6.60% per annum                         FFR65.0          NLG8.2
DIC Loan                                         2000   8.0% per annum + 6.0% of                USD45.0          NLG93.2
                                                        principal amount at maturity
United Loan                                March 2001   10.75% per annum                        USD100.0         NLG13.8

Short-Term Debt
Stjarn Facilities                          March 2000   NBU + 0.60%/STIBOR +1.25%               SEK521.0         NLG84.6
Stjarn Seller's Note                      August 2000   8.0% per annum                          USD 100.0        NLG207.0
A2000 Working Capital Facility (1)               2000   4.85%                                   NLG52.0          NLG47.9

Unconsolidated Affliates:
Tevel Facilities                            2007-2010   Fixed rate ranging from 5.5% -          USD248.5         NLG482.8
                                                        6.00%
Melita Facility                                  2007   7.44% - 7.93%                           Lm14.0           NLG53.8
Monor Facility                                   2006   LIBOR + 1.5%                            USD50.0          NLG75.5

(1) A2000 is currently negotiating a credit facility to replace the existing facilities.

      Sources of Capital

      We had approximately NLG139.2 million of unrestricted cash and cash equivalents on hand as of September 30, 1999. In addition, we had additional borrowing capacity at the corporate and project debt level including CNBH, M,diar,seaux and the new Telekabel facilities.

      During February 1999, we successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately NLG2,852.9 million and NLG2,659.7 million, respectively. Concurrent with the offering DIC exercised one of its two option agreements acquiring approximately 1.6 million shares for NLG89.6 million. Proceeds from the sale of the shares to DIC were used to repay USD45.0 million of the DIC Loan and related interest. Proceeds from the offering were used to reduce the senior revolving credit facility (NLG635.8 million, including accrued interest of NLG15.8 million), repay in its entirety the bridge bank facility (NLG110.0 million, net of the interest reserve account), acquire NUON's 49% interest in UTH (NLG518.1 million) and assume from NUON a NLG33.0 million subordinated loan and accrued interest related to the loan. Subsequent to the offering, we also repaid USD80.0 million (NLG157.4 million) of the note payable to United and an additional NLG191.0 of the senior revolving credit facility and completed the acquisitions of Gelrevision (NLG243.0 million), SKT Bratislava (NLG88.7 million) and RCF (NLG57.8 million).

      On July 27, 1999, we closed an offering of our 10 7/8% senior notes due 2009 and our 12 1/2% senior discount notes due 2009. The offering generated gross proceeds of approximately USD1.5 billion. Proceeds from the bond offering were primarily used to fund acquisitions. Also, in July 1999 we entered into a Euro1.0 billion credit facility (the "UPC Senior Credit Facility"). Proceeds from the UPC Senior Credit Facility were used to refinance the existing UPC Senior Revolving Credit Facility. The remaining available proceeds are expected to be used to repay certain intercompany debts, pay interest on funds downstreamed from the proceeds of the bond offering, general corporate purposes, capital expenditures, pay amounts due under the UPC Senior Credit Facility and other permitted distributions.

      On October 27, 1999, UPC closed the offering of 15,000,0000 of its ordinary shares A. The price was set at Euro59.75 per share, for gross proceeds of approximately Euro896.2 million.

      On October 29, 1999, UPC closed a USD1.03 billion equivalent bond offering. The offering consists of six tranches: USD252 million and Euro101 million of ten year Senior Notes due 2009 with a 11 1/4% coupon; USD200 million and Euro100 million of eight year Senior Notes due 2007 with a coupon of 10 7/8%; and USD478 million and Euro191 million aggregate principal amount of ten year 13 3/8% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.306% of the face amount yielding gross proceeds of USD250 million and Euro100 million and will accrue but not pay interest until 2004.

      While the proceeds from our recent debt and equity offerings are adequate to meet our existing business requirements, we may need to raise additional capital in the future to the extent we pursue new acquisition or development opportunities or if cash flow from operations is insufficient to satisfy our liquidity requirements.

      The consummation of our tender offer of @Entertainment, resulted in a change of control, and as a result, @Entertainment was obligated to offer to repurchase any notes that the note holders put to it at 101% of their principal amount, plus accrued and unpaid interest. The offers for the repurchase expired at 12:01 PM, New York City time, on November 2, 1999. Pursuant to its repurchase offer, @Entertainment has purchased USD49.1 million aggregate principal amount at maturity of @Entertainment Notes for an aggregate price of USD26.5 million and PCI has purchased USD113.2 million aggregate principal amount of PCI Notes for an aggregate price of USD114.4 million. Funds used to repurchase these notes were provided to @Entertainment from UPC's recent debt offering.

                       Certain Dutch Property Tax Issues

      One of our Dutch systems was recently assessed for a transfer tax on immovable property in the amount of NLG1.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial, being 6% of the value attributable to our systems at the date of transfer. Because we own 100% of UPC Nederland, any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in The Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby the Dutch tax authorities with us against such tax assessments. We cannot assure that such lobbying would be successful. In October 1999, the Dutch tax authorities issued an assessment on the 1995 tax return of one of our subsidiaries. The assessment, on a taxable amount of approximately NLG80.1 million, resulted in a tax payable of approximately NLG28.0 million. The Dutch tax authorities indicated that this assessment was issued to reserve the rights of the Dutch tax authorities pending expiration of time under the statute of limitations. The assessment does not express an opinion of the Dutch tax authorities on the taxes due and is still subject to discussion. We intend to file an appeal against the assessment, and furthermore, to defend our tax filing position, if necessary.

              Inflation and Foreign Currency Exchange Rate Losses

      To date, we have not been impacted materially by inflation.

      The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. In general, we and our operating companies do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

      The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Ireland, Hungary, Romania, Slovak Republic and operations which report in US dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Dutch guilders result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

                              Year 2000 Conversion

      Our cable television, telephone, Internet/data operations and DTH and programming, are heavily dependent upon computer systems and other technological devices with imbedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in our cable television, telephone and Internet/data systems or DTH and programming services malfunctioning or failing to operate.

Year 2000 Compliance Program

      In response to possible Year 2000 problems, the Board of Directors of United established a task force to assess the impact that potential Year 2000 problems may have on company-wide operations, including us and our operating companies, and to implement necessary changes to address such problems. The task force includes our staff, external consultants and subcommittees at the operating company levels, as well as staff from United that reports directly to the United Board. In creating a program to minimize Year 2000 problems, the task force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations such as cash flow, accounts payable and accounts receivable, payroll and building operations.

      The task force has established a three-phase program to address potential Year 2000 problems:

o Identification Phase: identify and evaluate computer systems and other devices (e.g. headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.

o Implementation Phase: establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.

o Testing Phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

      All of our operating systems, with the exception of acquisitions completed in the third quarter of 1999, have concluded the Identification Phase and the task force is working on the Implementation Phase for these systems. Excluding recent acquisitions, the task force has researched approximately 97.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 85.0% are compliant and 6.0% are not compliant but can be easily remedied without significant cost to us. The remaining items require further research or additional testing. Because of several acquisitions earlier this year, such as GelreVision, SKT and RCF, the research of items has expanded significantly. Including our recent acquisitions, research on 90.0% of the items has been completed and remaining research is ongoing.

      During the third quarter of 1999 we initiated a priority level review of the Year 2000 programs existing in the systems we acquired subsequent to June 30, 1999. In most of these acquisitions we had received representation and warranties from the seller regarding Year 2000 compliance, however, our understanding of their programs was not adequate. Therefore, we have requested our newly acquired companies to complete a Year 2000 due diligence form and are in the process of reviewing their responses in order to establish their Year 2000 readiness. These forms, which have been completed by the responsible Y2K managers, have provided us with a very detailed view of the Year 2000 status. We are currently implementing the necessary steps to assure compliance of the mission critical systems and other date related equipment, however, there can be no assurance that we will be successful in this endeavour.

      In August 1999, we completed the acquisition of @Entertainment in Poland. Currently, the assessment of the Year 2000 program at @Entertainment is behind schedule and incomplete. To date only approximately 45% of all equipment with date related issues have been inventoried and research on compliance is on going. Customer care, billing and subscriber management systems are considered mission critical systems and have been researched with unsatisfactory results. None of these systems are Y2K compliant. UPC is working to upgrade and patch the systems to Y2K compliant versions. Both vendors and consultants have committed to compliance by December 31, 1999, however we can not be sure that the deadlines will be met. Testing of the mission critical systems will commence in November and will be completed in December of 1999. UPC has hired several third party Year 2000 firms to administer and assist us in the Polish project in order to be ready for the millennium at the end of December. The Year 2000 issues in Poland have been given our highest priority.

      The task force commenced the Testing Phase in the first quarter of 1999. The task force is supervising the Testing Phase of the computer systems for our headend controllers and our customer service billing systems and routers. Based on current data to date, we expect to complete the testing during the fourth quarter of 1999. At this time we anticipate that all material aspects of the program will be completed before January 1, 2000, and we do not anticipate any material remediations or replacements. Testing for the customer care and billing systems has been completed in several of our systems. Testing for remaining systems is scheduled for completion during the fourth quarter of 1999.

      In general, United manages the program with its own internal task force. In addition, United has retained independent consultants to assist with the Year 2000 program. The task force will continue to evaluate the need for external resources to complete the Implementation Phase and the Testing Phase. UPC has remained committed to securing the resources necessary to complete our Year 2000 program, and when necessary has hired outside experienced resources to solve Year 2000 issues.

      In addition to its program, United is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted United in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures and contingency plans have been made available to members, including United.

Third-Party Dependencies

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

      The task force is working closely with the manufacturers of our headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in our operating systems is not date-sensitive. Where such equipment needs to be upgraded and tested as compliant for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but this process is not entirely within our control. Approximately 98.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. The task force is working with such vendors to achieve Year 2000 compliance for all systems.

      We have considered certain limited contingency plans, including preparing back-up programming and stand-by power generators. Based on these considerations, the task force has distributed a contingency plan to all of our operating systems, which sets forth preparation procedures and recovery solutions. With respect to other third-party systems, each of our operating systems is responsible for inquiring of its vendors and other entities with which it does business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. Each of our operating companies has begun this process and to assist our operating companies in this process, we have hired two Year 2000 consultants, one for Eastern Europe and one for Western Europe. The consultants are visiting each operating company and working with them to identify and report to us any remaining potential Year 2000 compliance problems. These consultants are also contacting third party vendors regarding their Year 2000 compliance measures. Audit teams will be ready to follow up on the initial research and continue to review the contingency and year-end plans.

      In addition to the statements of all third parties, UPC has organised a European Year 2000 conference to discuss with all our managers the risks at year end and their contingency plans. Business continuity plans have been documented and will be discussed at the conference.

Minority-Held Systems

      The task force is including minority investments in its program. Of these investments, 95.0% have completed their Identification Phase of the program and the task force is in the process of making recommendations to these entities as to Year 2000 compliance matters. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. Overall, the task force will continue to analyse the Year 2000 program and will revise the program as necessary throughout the remainder of 1999, including procedures to ensure third parties' Year 2000 compliance.

Cost of Compliance

      The task force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital investments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because the systems' upgrades also result in Year 2000 compliance, replacement and remediation costs have been low. Based on the task force review to date, we currently estimate that these costs will reach NLG 9.0 million. The cost for specialised test engineers for testing of billing and SMS systems has been higher than expected due to the increased resources needed for our new acquisitions. The total cost includes certain identified replacement and remediation procedures and external consultants. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost (excluding the internal cost) for the Year 2000 program until all of the data has been gathered. In addition, we cannot predict the financial impact we will experience if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

      As of September 30, 1999, UPC has cash and cash equivalents of approximately NLG139.2 million. UPC has invested this cash in highly liquid instruments which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctations (with respect to amounts invested in currencies outside the European Monetary Union), however, the Company does not expect any material losses with respect to its investment portfolio.

Impact of Foreign Currency Rate Changes

      The table below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of September 30, 1999, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in NLG equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars and Polish Zloty.


                                                   Amount Outstanding
                                                as of September 30, 1999
                                               ---------------------------
                                                Book Value     Fair Value
                                               ------------   ------------
      Dollar Denominated Investments

      Cash Account                                 42,998         42,998

      Polish Zloty Denominated Investments

      Cash Account                                  8,671          8,671

                                              Amount Outstanding                       Expected Repayment
                                           as of September 30, 1999                    as of December 31,
                                          ---------------------------  --------------------------------------------------
                                           Book Value     Fair Value      1999       2000      2001     2002     2003
                                          ------------   ------------  ---------- ---------- -------- ------- -----------
Dollar Denominated Facilities

DIC Loan                                       93,150         93,150          --     93,150       --      --          --
8.0% per annum + 6.0% of
principal at maturity

United Loan                                    13,809         13,809      13,809         --       --      --          --
10.75% per annum

Stjarn Seller's Note                          207,000        207,000          --    207,000       --      --          --
8.0% per annum

UPC USD Senior Discount Notes, 2009           847,085        844,405          --         --       --      --          --
12.5% per annum

PCI Notes                                     271,812        242,190     236,808         --       --      --      35,004
9.875% per annum

@Entertainment                                283,912        318,200      34,702         --       --      --          --
1998 Senior Discount Notes
14.5% per annum

@Entertainment                                318,919        340,209      20,059         --       --      --          --
1999 Senior Discount Notes
14.5% per annum

@Entertainment                                 23,490         23,490          --         --       --      --          --
1999 Series C Senior Discount Notes
7.0% per annum on the principal
amount at maturity

      Historically, the Company and its operating companies have not executed hedge transactions to reduce the Company's exposure to foreign currency exchange rate risk. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offering of senior notes in July 1999, we entered into a cross-currency swap agreement.

Interest Rate Sensitivity

      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates as of September 30, 1999, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in NLG equivalents, which is the Company's reporting currency.

                                         Amount Outstanding
                                       as of September 30, 1999         Expected Repayment as of December 31,
                                       ------------------------ -------------------------------------------------------
                                       Book Value  Fair Value     1999       2000        2001       2002       2003
                                       ----------- ------------ ---------- ---------- ---------------------- ----------
Variable Rate Facilities

UPC Euro Senior Notes, 2009
EURIBOR + 4.15% and 8.54%,
average rate in 1999 of 7.5%
and 8.54%                               1,663,177    1,627,810         --         --          --         --         --

UPC Senior Credit Facility                618,298      618,298         --         --          --         --         --
EURIBOR/LIBOR + 0.75% to 2.0%,
average rate in 1999 of 6.0%

New Telekabel Facility                    562,571      562,571         --         --          --     26,995     53,991
EURIBOR + 0.75% to 2.0%,
average rate in 1999 of 4.90%

CNBH Facility                             252,221      252,221         --         --       7,020     16,398     30,454
AIBOR + 0.7% to 0.75%, or
fixed rate advance + 0.7% to 0.75%,
average rate in 1999 of 3.90%

Mediareseaux Facility                      86,195       86,195         --         --          --         --      6,949
LIBOR +0.75% to 2.0%,
average rate in 1999 of 5.10%

RCF Facility                               81,382       81,382     11,600     11,600      11,600     11,600     11,600
PIBOR + 1.5%,
average rate in 1999 of 4.70%

RVC Facility                              100,785      100,785         --         --      10,000     10,000     18,300
LIBOR + 1.0%,
average rate in 1999 of 4.0%

A2000 Facility(1)                         458,000      458,000    458,000         --          --         --         --
AIBOR + 0.7% to 0.75%, or
fixed rate advance + 0.7% to 0.75%,
average rate in 1999 of 4.85%

Fixed Rate Facilities

DIC Loan                                   93,150       93,150         --     93,150          --         --         --
8.0% per annum + 6.0% of
principal at maturity

United Loan                                13,809       13,809     13,809         --          --         --         --
10.75% per annum

Videopole Facility                          8,156        8,156         --         --          --         --         --
6.60% per annum

UPC Euro Senior Notes, 2009               661,113      664,419         --         --          --         --         --
10.875% per annum

UPC USD Senior Discount Notes, 2009       847,085      844,405         --         --          --         --         --
12.5 % per annum

PCI Notes                                 271,812      242,190    236,808         --          --         --     35,004
9.875% per annum

@Entertainment                            283,912      318,200     34,702         --          --         --         --
1998 Senior Discount Notes
14.5% per annum

@Entertainment                            318,919      340,209     20,059         --          --         --         --
1999 Senior Discount Notes
14.5% per annum

@Entertainment                             23,490       23,490         --         --          --         --         --
1999 Series C Senior Discount Notes
7.0% per annum on the principal
amount at maturity

Stjarn Seller's Note                      207,000      207,000         --    207,000          --         --         --
 8.0% per annum


(1) A2000 is currently negotiating a credit facility to replace the existing facilities.
                                      -57-

Equity Prices

      As of September 30, 1999, the Company is exposed to equity price fluctuations related to its investment in United stock, which is classified as an investment available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in the Company's statement of shareholders' equity (deficit), until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations.

                                                                          Fair Value as of
                                           Number of Shares              September 30, 1999
                                         -------------------            --------------------
                                  (Stated in thousands of Dutch Guilders, except share amounts)
     Investment in United Stock                2,784,620                        412,858

      As of September 30, 1999, the Company is also exposed to equity price fluctuations related to its debt which is convertible into ordinary shares of the Company. The table below provides information about UPC's convertible debt, including expected cash flows and related weighted-average interest rates.

                                                Amount Outstanding           Expected Repayment
                                              as of September 30, 1999       as of December 31,
                                             --------------------------  ---------------------------
                                               Book Value    Fair Value       1999           2000
                                             ------------  ------------  ------------  -------------
         Convertible Debt

         DIC Loan                                 93,150        93,150            --         93,150
         8.0% per annum + 6.0% of
         principal at maturity

         United Loan                              13,809        13,809        13,809             --
         10.75% per annum

         Stjarn Seller's Note                    207,000       207,000            --        207,000
         8.0% per annum

Cross-Currency Swap

      Concurrent with the closing of the UPC Notes due 2009, UPC entered into a cross-currency swap, swapping the USD800.0 million, 10 7/8% fixed rate Senior Notes into fixed and variable rate Euro notes with a notional amount totaling Euro 754.7 million. One half of the Euro notes (Euro 377.35) have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining Euro 377.35 million have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swaps provide the bank with the right to terminate the swap at fair value commencing August 1, 2004 with the payment of a call premium equal to the call premium which would be paid by UPC to the USD800.0 million senior note holders if the notes are called on or after August 1, 2004. The company accounted for the cross-currency swap by bifurcating the instrument into two components. (1)the swap of USD fixed rate debt for Euro variable and fixed rate debt through August 1, 2004 (the earliest call date) and (2) the residual portion of the cross-currency swap. The swap of USD fixed rate debt for Euro variable and fixed rate debt is accounted for as a hedge, and accordingly the Company carries the Euro denominated debt on the balance sheet and recognizes interest expense according to the provisions of the Euro debt. The residual portion of the cross-currency swap is marked to fair value at each reporting period through the statement of operations. The fair value of the Euro debt at September 30, 1999 is equal to the fair value of the USD800.0 million Senior Notes adjusted for the fair value of the swap component, which was a loss of Euro 14.2 million (NGL31. 3 million)at September 30, 1999. The fair value of the residual portion of the cross-currency swap was a loss of Euro 1.2 million (NGL2.6 million)at September 30, 1999.

October 1999 Senior Notes Offering

      In October 1999, UPC closed a bond offering consisting of six tranches:
USD252.0 million and Euro101.0 million of ten year Senior Notes due 2009 with a 11 1/4% coupon; USD200.0 million and Euro100.0 million of eight year Senior Notes due 2007 with a coupon of 10 7/8%; and USD478.0 million and Euro191.0 million aggregate principal amount of ten year 13 3/8% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.306% of the face amount yielding gross proceeds of USD250.0 million and Euro100.0 million and will accrue but not pay interest until 2004. UPC has entered into cross-currency swaps, swapping the USD252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes with a notional amount totaling Euro240.2 million, and swapping the USD200.0 million, 10 7/8% coupon into fixed and variable rate Euro notes with a notional amount totaling Euro109.7 million.

                  PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      In February 1999, we concluded an initial public offering of 44.6 million shares, raising gross proceeds and net proceeds of approximately NLG2,852.9 million and NLG2,659.7 million, respectively. The U.S. portion of the offering was made under a Registration Statement on Form S-1 (File No. 333-67895) that was declared effective on February 11, 1999. The total expenses (including underwriting discounts and commissions) of the initial public offering were NLG193.2 million. Through September 30, 1999, we have used all of the proceeds as follows:

o NLG635.8 million to pay down the senior revolving credit facility and accrued interest,

o     NLG110.0 million to repay the bridge bank facility,

o     NLG551.4 million to acquire NUON's 49% interest in UTH and repay the loan,

o     NLG157.4 million to repay the note payable to United and accrued interest,

o     NLG113.2 million shareholder loan to UTH,

o     NLG90.7 million to acquire a 100% interest in SKT,

o     NLG233.9 million to acquire a 100% interest in GelreVision,

o     NLG57.9 million to acquire a 95.67% interest in RCF,

o     NLG10.7 million deposit for the acquisition of Videopole,

o     NLG30.0 million for acquisitions in Hungary,

o     NLG7.2 million to acquire Diplomatic International,

o     NLG20.7 million to pay accounts payable to United,

o     NLG35.4 million to fund investments accounted for under the equity method,

o     NLG15.6 million to purchase an additional 16.5% interest in IPS,

o     NLG34.4 million to purchase bonds of @Entertainment,

o     NLG204.9 million to purchase a 13.3% interest in SBS.

o approximately NLG167.4 million for general working capital, including UPC, chello Broadband, Priority Telecom and UPCtv,

o approximately NLG183.1 million to fund equipment, cable, installation and other costs associated with our network upgrade.

Except for the repayment of the note payable to United, payment of accounts payable to United and working capital to pay usual employee compensation, we have not used these proceeds for direct or indirect payments to directors, officers, 10% shareholders or other of our affiliates.

                            Item 5. Other Information

Summary Operating Data 1999 (5)

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                        As at September 30, 1999
                                           -----------------------------------------------------------------------------------

                                               Homes in                          Two way
                                                Service           Homes           Homes             Basic           Basic
                                                 Area             Passed         Passed          Subscribers     Penetration
                                           -----------------  -------------- ---------------   ---------------  --------------
Multi-channel TV
  Consolidated companies:
  Norway .................................          529,000         466,742          44,492           324,469      69.5%
  Sweden .................................          770,000         421,624          72,679           241,359      57.2%
  Belgium ................................          133,090         133,090         131,816           123,952      93.1%
  France .................................        1,265,827         900,020         238,309           331,029      36.8%
  The Netherlands (UPC Nederland) ........        1,710,192       1,652,887       1,311,887         1,515,802      91.7%
  Austria ................................        1,081,710         908,030         734,440           461,589      50.8%
  Poland (4) .............................        1,950,000       1,705,569              --           983,947      57.7%
  Hungary (Telekabel Hungary) ............          901,500         624,898              --           498,325      79.7%
  Czech Republic .........................          239,484         160,558              --            56,638      35.3%
  Romania ................................          240,000         143,274              --            94,234      65.8%
  Slovak Republic ........................          344,343         220,399              --           191,592      86.9%
  Non-consolidated companies:
  Malta ..................................          175,000         167,744              --            75,000      44.7%
  Hungary (Monor) ........................           85,000          70,061              --            32,011      45.7%
  Israel .................................          610,500         599,443         377,234           415,754      69.4%
                                           -----------------  -------------- ---------------   --------------
     Total ...............................       10,035,646       8,174,339       2,910,857         5,345,701
                                           =================  ============== ===============   ==============

                                                                  As at September 30, 1999
                                           --------------------------------------------------------------
                                                                 UPC             UPC             UPC
                                                 UPC          Equity in       Equity in       Equity in
                                               Paid-in        Homes in          Homes           Basic
                                              Ownership      Service Area      Passed        Subscribers
                                            -------------  ----------------  ------------   -------------
Multi-channel TV
  Consolidated companies:
  Norway .................................     100.0%             529,000         466,742         324,469
  Sweden .................................     100.0%             770,000         421,624         241,359
  Belgium ................................     100.0%             133,090         133,090         123,952
  France .................................   95.3-99.6%         1,251,192         887,713         326,522
  The Netherlands (UPC Nederland) ........     100.0%           1,710,192       1,652,887       1,515,802
  Austria ................................     95.0%            1,027,625         862,629         438,510
  Poland (4) .............................     100.0%           1,950,000       1,705,569         983,947
  Hungary (Telekabel Hungary) ............     79.3%              714,439         495,232         394,923
  Czech Republic .........................     100.0%             239,484         160,558          56,638
  Romania ................................  51.0-100.0%           225,300         128,770          82,809
  Slovak Republic ........................  95.0-100.0%           343,288         219,529         191,033
  Non-consolidated companies:
  Malta ..................................     50.0%               87,500          83,872          37,500
  Hungary (Monor) ........................     47.5%               40,412          33,310          15,219
  Israel .................................     46.6%              284,493         279,340         193,741
                                                           ----------------  ------------   -------------
     Total ...............................                      9,306,015       7,530,865       4,926,424
                                                           ================  ============   =============

Summary Operating Data 1999 (continued) (5)

                                                                         As at September 30, 1999
                                           -----------------------------------------------------------------------------------


                                                        Subscribers                     Lines served                 UPC
                                           --------------------------------- ---------------------------------     Paid-in
                                              Residential       Businesses      Residential       Businesses      Ownership
                                           -----------------  -------------- ---------------   --------------- ---------------
Telephony
  Consolidated companies:
  Norway .................................            1,327               1           1,573               355       100.0%
  France .................................            8,024             163           8,354               239     95.3-99.6%
  The Netherlands (UPC Nederland) (1) ....           50,982           8,451          56,277            10,879       100.0%
  Austria ................................           15,377             366          16,329             1,222       95.0%
  Non-consolidated companies:
  Hungary (Monor) ........................               --              --          65,936             6,944       47.5%
                                           -----------------  --------------  --------------  ----------------
     Total ...............................           75,710           8,981         148,469            19,639
                                           =================  ==============  ==============  ================

Dataservices
  Consolidated companies:
  Norway .................................            1,634               4         n/a               n/a           100.0%
  Sweden .................................            2,311              --         n/a               n/a           100.0%
  Belgium ................................            4,359             548         n/a               n/a           100.0%
  France .................................            1,796              15         n/a               n/a         95.3-99.6%
  The Netherlands (UPC Nederland) ........           37,911           1,156         n/a               n/a           100.0%
  Austria ................................           28,034           1,151         n/a               n/a           95.0%
  Hungary (Telekabel Hungary) ............               67              53         n/a               n/a           79.3%
                                           -----------------  --------------  --------------  ----------------
     Total ...............................           76,112           2,927              --                --
                                           =================  ==============  ==============  ================

                                                              As at September 30, 1999
                                           ---------------------------------------------------------------

                                                 UPC             UPC             UPC             UPC
                                              Equity in       Equity in       Equity in       Equity in
                                             Residential      Business       Residential    Business Lines
                                             Subscribers     Subscribers     Lines Served      Served
                                           ------------------------------- -------------------------------
Telephony
  Consolidated companies:
  Norway .................................          1,327               1           1,573             355
  France .................................          7,992             162           8,321             238
  The Netherlands (UPC Nederland) (1) ....         48,170           6,772          53,465           9,200
  Austria ................................         14,608             348          15,513           1,161
  Non-consolidated companies:
  Hungary (Monor) ........................             --              --          31,349           3,301
                                           ---------------  --------------  ---------------  -------------
     Total ...............................         72,097           7,283         110,221          14,255
                                           ===============  ==============  ===============  =============

Dataservices
  Consolidated companies:
  Norway .................................          1,634               4      n/a             n/a
  Sweden .................................          2,311              --      n/a             n/a
  Belgium ................................          4,359             548      n/a             n/a
  France .................................          1,789              15      n/a             n/a
  The Netherlands (UPC Nederland) ........         37,911           1,156      n/a             n/a
  Austria ................................         26,632           1,093      n/a             n/a
  Hungary (Telekabel Hungary) ............             53              42      n/a             n/a
                                           ---------------  --------------  ---------------  -------------
     Total ...............................         74,689           2,858              --              --
                                           ===============  ==============  ===============  =============

Summary Financial Data 1999 (5)


                                                      For the nine months period ended September 30, 1999
                                           --------------------------------------------------------------------

                                                                    Net                            Capital
                                                                  Income/         Adjusted       Expenditures
                                                Revenue            (loss)          EBITDA            (2)
                                           ------------------  ---------------  ------------   ---------------
                                                                (Dutch guilders, in thousands)
  Consolidated companies:
  Norway ..................................          76,133         (55,743)         15,509            67,489
  Sweden ..................................          10,947         (11,412)          3,523             7,466
  Belgium .................................          27,331         (10,025)          4,289            11,316
  France ..................................          30,197         (30,927)         (6,725)           73,472
  The Netherlands (UPC Nederland) .........         216,195        (119,154)         60,005           180,458
  Austria .................................         155,329          (2,054)         58,327           106,211
  Poland ..................................          30,516        (100,277)        (34,266)            8,183
  Hungary (Telekabel Hungary) .............          53,474          (2,436)         18,175            49,375
  Czech Republic ..........................           7,469          (3,196)           (723)            2,506
  Romania .................................           3,931             573           1,625               605
  Slovak Republic .........................           5,862          (3,294)          1,560             6,419
  Non-consolidated companies:
  The Netherlands (A2000) (6) .............         103,013         (47,832)         20,686            80,378
  Israel ..................................         259,233          (3,316)        115,649            50,400
  Malta ...................................          24,501           1,557          10,044            12,256
  Hungary (Monor) .........................          30,940           4,781          20,022             4,711

Programming
  Non-consolidated companies:
  Spain (IPS) .............................          43,521          10,454          19,209             2,643

                                                                                                  As of
                                                                                                September
                                           For the nine months period ended September 30, 1999  30, 1999
                                           ----------------------------------------------------------------
                                                            Cash flows from
                                             ----------------------------------------------       Long-
                                               Operating        Investing      Financing          Term
                                               Activities       Activities     Activities       Debt (3)
                                             --------------   -------------   -------------   -------------
                                                                (Dutch guilders, in thousands)
  Consolidated companies:
  Norway ..................................        (11,352)        (95,358)        114,218         238,195
  Sweden ..................................         (3,349)         (7,466)          9,928              --
  Belgium .................................          8,370          (8,558)            (30)             --
  France ..................................          4,040        (434,607)        588,293         413,323
  The Netherlands (UPC Nederland) .........         76,510        (501,041)        422,806       1,280,800
  Austria .................................         68,981        (112,179)         53,914         291,473
  Poland ..................................         71,924          (8,483)            302         898,133
  Hungary (Telekabel Hungary) .............         (2,949)        (56,403)         58,978             506
  Czech Republic ..........................           (620)         (1,866)          2,590              --
  Romania .................................          6,895          (9,021)          2,283              --
  Slovak Republic .........................            919          (5,674)          2,738              --
  Non-consolidated companies:
  The Netherlands (A2000) (6) .............         21,143         (82,641)         62,203             n/a
  Israel ..................................         76,796         (57,754)        (18,351)        482,846
  Malta ...................................          8,556         (17,941)          6,063          53,794
  Hungary (Monor) .........................         15,602          (4,711)        (10,403)         75,500

Programming
  Non-consolidated companies:
  Spain (IPS) .............................         16,918          (8,880)           (287)          6,521

Summary Operating Data 1998

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                        As at September 30, 1998
                                              --------------------------------------------------------------------------------

                                                 Homes in                        Two way
                                                 Service          Homes           Homes           Basic           Basic
                                                   Area          Passed          Passed        Subscribers      Penetration
                                              -------------- --------------- --------------- --------------- ---------------
Multi-channel TV
  Consolidated companies:
  Norway ....................................       529,924         461,759          10,942         319,769      69.3%
  Belgium ...................................       133,000         133,000          85,939         127,574      95.9%
  France ....................................        86,000          60,712          60,712          20,955      34.5%
  The Netherlands (UTH) (9) .................       935,132         907,078         422,902         855,277      94.3%
  Austria ...................................     1,070,640         897,938         487,055         442,596      49.3%
  Hungary (Telekabel Hungary) (11) ..........       901,500         490,966              --         413,119      84.1%
  Czech Republic ............................       229,531         148,963              --          52,268      35.1%
  Romania ...................................       180,000          95,674              --          58,900      61.6%
  Slovak Republic ...........................        67,959          26,966              --          14,636      54.3%
  Non-consolidated companies:
  Malta .....................................       179,000         161,310              --          68,149      42.2%
  The Netherlands (A2000) (7) ...............       575,000         569,459         329,101         516,729      90.7%
  Hungary (Monor) ...........................        85,000          67,361              --          29,165      45.1%
  Israel ....................................       600,000         568,999         359,050         395,680      69.5%
  Ireland (Princes Holdings) ................       380,000         377,206              --         145,251      38.5%
                                              -------------- --------------- --------------- ---------------
     Total ..................................     5,952,686       4,967,391       1,755,701       3,460,068
                                              ============== =============== =============== ===============

                                                                  As at September 30, 1998
                                              ------------------------------------------------------------------
                                                                   UPC             UPC               UPC
                                                   UPC          Equity in       Equity in         Equity in
                                                 Paid-in        Homes in          Homes             Basic
                                                 Ownership     Service Area      Passed          Subscribers
                                              -------------- --------------- ---------------  ------------------
Multi-channel TV
  Consolidated companies:
  Norway ....................................     87.3%             462,624         403,116             279,158
  Belgium ...................................    100.0%             133,000         133,000             127,574
  France ....................................     99.6%              85,656          60,469              20,871
  The Netherlands (UTH) (9) .................     51.0%             476,917         462,610             436,191
  Austria ...................................     95.0%           1,017,108         853,041             420,466
  Hungary (Telekabel Hungary) (11) ..........     79.3%             714,439         389,091             327,397
  Czech Republic ............................    100.0%             229,531         148,963              52,268
  Romania ...................................  51.0-100.0%          165,300          82,934              49,410
  Slovak Republic ...........................  75.0-100.0%           62,499          22,771              11,759
  Non-consolidated companies:
  Malta .....................................     25.0%              44,750          40,328              17,037
  The Netherlands (A2000) (7) ...............     25.5%             146,625         145,212             131,766
  Hungary (Monor) ...........................     44.8%              38,038          30,144              13,051
  Israel ....................................     23.3%             139,800         132,577              92,193
  Ireland (Princes Holdings) ................     20.0%              76,000          75,441              29,050
                                                             --------------- --------------- -------------------
     Total ..................................                     3,792,287       2,979,697           2,008,191
                                                             =============== =============== ===================

                                                                            As at September 30, 1998
                                              --------------------------------------------------------------------------------


                                                       Subscribers                    Lines served                 UPC
                                              ------------------------------ -------------------------------     Paid-in
                                                Residential     Businesses     Residential      Businesses       Ownership
                                              -------------- --------------- --------------- --------------- ---------------
Telephony
  Consolidated companies:
  The Netherlands (UTH) (1) (9) .............        18,183              22          18,183              22      51.0%
  Non-consolidated companies:
  The Netherlands (A2000) (7) ...............        13,840               9          15,237             770      25.5%
  Hungary (Monor) ...........................            --              --          60,970           5,925      44.8%
                                              -------------- --------------- --------------- ---------------
     Total ..................................        32,023              31          94,390           6,717
                                              ============== =============== =============== ===============

Data Services
  Consolidated companies:
  Norway ....................................           471              --        n/a             n/a           87.3%
  Belgium ...................................           926             204        n/a             n/a           100.0%
  The Netherlands (UTH) (9) .................           261              --        n/a             n/a           51.0%
  Austria ...................................         5,106             312        n/a             n/a           95.0%
  Non-consolidated companies:
  The Netherlands (A2000) (7) ...............         5,370              86        n/a             n/a           25.5%
                                              -------------- --------------- --------------- ---------------
     Total ..................................        12,134             602              --              --
                                              ============== =============== =============== ===============

                                                                     As at September 30, 1998
                                              ------------------------------------------------------------------

                                                   UPC             UPC             UPC               UPC
                                                Equity in       Equity in       Equity in         Equity in
                                                Residential     Business        Residential     Business Lines
                                                Subscribers    Subscribers     Lines Served         Served
                                              -------------- --------------- -----------------------------------
Telephony
  Consolidated companies:
  The Netherlands (UTH) (1) (9) .............         9,273              11           9,273                  11
  Non-consolidated companies:
  The Netherlands (A2000) (7) ...............         3,529               2           3,885                 196
  Hungary (Monor) ...........................            --              --          27,315               2,654
                                              -------------- --------------- --------------- -------------------
     Total ..................................        12,802              13          40,473               2,861
                                              ============== =============== =============== ===================

Data Services
  Consolidated companies:
  Norway ....................................           411              --             n/a                 n/a
  Belgium ...................................           926             204             n/a                 n/a
  The Netherlands (UTH) (9) .................           133              --             n/a                 n/a
  Austria ...................................         4,851             296             n/a                 n/a
  Non-consolidated companies:
  The Netherlands (A2000) (7) ...............         1,369              22             n/a                 n/a
                                              -------------- --------------- --------------- -------------------
     Total ..................................         7,690             522              --                  --
                                              ============== =============== =============== ===================

Summary Financial Data 1998


                                                    For the nine months period ended September 30, 1998
                                              -------------------------------------------------------------

                                                                   Net                           Capital
                                                                 Income/         Adjusted      Expenditures
                                                  Revenue         (loss)          EBITDA            (2)
                                              -------------- --------------- --------------- --------------
                                                                (Dutch guilders, in thousands)
Consolidated companies:
Norway ......................................        69,034         (47,970)         25,659          30,572
Belgium .....................................        26,945         (13,115)          9,706          16,100
France ......................................         5,189          (8,318)         (2,962)         24,890
The Netherlands (CNBH) (8) ..................        33,723             644          22,088          18,560
The Netherlands (UTH) (9) ...................        36,498         (16,276)         15,318          33,351
Austria .....................................       130,288          (2,921)         62,761          52,077
Hungary (Telekabel Hungary) (11) ............        13,777           2,749           5,439           4,243
Hungary (Kabelkom) (10) .....................        19,044           5,065           8,806           3,241
Czech Republic ..............................         6,618          (5,327)         (1,818)            831
Romania .....................................         2,857             436           1,382             616
Slovak Republic .............................         1,163          (2,366)            (73)          3,117
Non-consolidated companies:
Malta .......................................        22,226           1,922           9,357           9,608
The Netherlands (A2000) (7) .................        90,234         (46,623)         21,620          80,170
Hungary (Monor) .............................        26,617          (6,970)         16,792           7,503
Israel ......................................       234,272          16,685         119,812          42,436
Ireland (Princes Holdings) ..................        58,342              11          22,448          17,520

                                                   For the nine months period ended           As of September
                                                             September 30, 1998                  30, 1998
                                              ---------------------------------------------------------------
                                                              Cash flows from
                                              -----------------------------------------------      Long-
                                                 Operating       Investing       Financing         Term
                                                 Activities      Activities      Activities       Debt (3)
                                              ---------------  -------------- --------------- ---------------
                                                                 (Dutch guilders, in thousands)
Consolidated companies:
Norway ......................................            945         (30,621)          5,517         138,530
Belgium .....................................          1,557          (2,266)             --              --
France ......................................           (641)        (27,614)         29,995          20,190
The Netherlands (CNBH) (8) ..................         20,645         (43,196)        202,099        n/a
The Netherlands (UTH) (9) ...................        (16,903)        (38,706)         35,077         224,092
Austria .....................................         68,022         (53,065)        (29,938)        213,448
Hungary (Telekabel Hungary) (11) ............         11,234          (6,846)             41           1,705
Hungary (Kabelkom) (10) .....................          3,711          (3,200)            218              --
Czech Republic ..............................            (89)         (2,167)          2,806              --
Romania .....................................            612            (697)            215              --
Slovak Republic .............................         (2,591)         (2,595)          5,258              --
Non-consolidated companies:
Malta .......................................          9,646          (9,756)          2,551          40,400
The Netherlands (A2000) (7) .................         16,931         (80,270)         57,000         483,000
Hungary (Monor) .............................         (1,831)         (7,503)            404          82,807
Israel ......................................         70,635        (604,523)        538,376         493,254
Ireland (Princes Holdings) ..................         10,764         (17,523)          4,959         139,720

(1) UPC Nederland's (formerly UTH) 80% subsidiary Uniport offers a carrier select telephony service. The telephony statistics as of September 30, 1999, include 22,455 carrier select subscribers. As of September 30, 1998, 18,205 carrier select subscribers are included.
(2)   Capital Expenditures includes only tangible CAPEX.
(3)   Excludes intercompany debt.
(4)   The subscriber statistics of Poland excludes 181,557 DTH subscribers.
(5) The in 1999 newly acquired systems are included in this table from their date of consolidation.
(6) A2000 includes operations for the eight months period ended August 31, 1999. The long term debt as of September 30, 1999, is included in the long term debt of UPC Nederland as of September 30, 1999, since A2000 is consolidated as of September 1, 1999.
(7) A2000 includes operations for the nine months period ended September 30, 1998 and statistics as of September 30, 1998.
(8) CNBH includes operations for the seven months period ended July 31,1998. The long term debt as of September 30, 1998, is included in the long term debt of UTH as of September 30, 1998, since CNBH is consolidated as of August 1, 1998.
(9) In August 1998, we contributed CNBH and 50% of A2000 and NUON contributed Telekabel Beheer to form UTH. Because UTH began operations in August 1998 the financial information includes results for the two months period ended September 30, 1998, and statistics as of September 30, 1998. The results includes 2 months of share in result of affiliated companies from A2000.
(10)  Kabelkom includes operations for the six months period ended June 30,1998.
(11) Kabelkom and Kabeltel were contributed to Telekabel Hungary on June 30, 1998. Because Telekabel Hungary began operations in July 1998 the financial information includes results for the three months period ended September 30, 1998, and statistics as of September 30, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

            10.1 Indenture dated as of October 29, 1999, between UPC and
                 Citibank N.A. as Trustee, with respect to UPC 10 7/8% Senior Notes

            10.2 Indenture dated as of October 29, 1999, between UPC and
                 Citibank N.A. as Trustee, with respect to UPC 11 1/4% Senior Notes

            10.3 Indenture dated as of October 29, 1999, between UPC and
                 Citibank N.A., as Trustee with respect to UPC 13 3/8% Senior Discount Notes

            27.1 Financial Data Schedule



(b)         Reports on Form 8-K filed during the Quarter

            Date of Report      Item Reported         Financial Statements Filed
            --------------      -------------         --------------------------
            July 30, 1999       Acquisition of NBS    None
                                Nordic Broadband
                                Services AB and
                                @Entertainment, Inc.

            September 17, 1999  Acquisition of NBS    @Entertainment, Inc.
                                Nordic Broadband      NBS Nordic Broadband
                                Services AB and        Services AB
                                @Entertainment, Inc.  Singapore Telecom
                                                       International Svenska
                                                       AB

            November 3, 1999    @Entertainment
                                Notes Repurchase
                                Offer

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED PAN-EUROPE COMMUNICATIONS N.V.4


Date: November 15, 1999
      ---------------------


By:   /S/  Ray D. Samuelson
      ---------------------
      Ray D. Samuelson
      Managing Director, Finance and Accounting
      (A Duly Authorized Officer and Principal Financial Officer)