Form 10-K405
period 1999-12-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2000-03-29
CIK 1070778

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999
                                      or
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 28, 2000 was USD26.1 billion.

     The number of shares outstanding of the Registrant's common stock as of March 28, 2000 was:

                    436,229,439 ordinary shares, including
              shares represented by American Depository Receipts

===============================================================================

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999


                              Table of Contents
                              ------------------

                                                                                        Page
                                                                                       Number
                                                                                       ------
                                     PART I

Item 1.    Business...................................................................    1

Item 2.    Properties.................................................................   31

Item 3.    Legal Proceedings..........................................................   31

Item 4.    Submission of Matters to a Vote of Security Holders........................   31

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....    32

Item 6.    Selected Financial Data...................................................    33

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.............................................................    35

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.................    56

Item 8.    Financial Statements and Supplementary Data...............................    61

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure......................................................   113

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant........................   114

Item 11.   Executive Compensation....................................................   118

Item 12.   Security Ownership of Certain Beneficial Owners and Management............   125

Item 13.   Certain Relationships and Related Transactions............................   126

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   130

                                    PART 1

Item 1.   Business
          --------

(a)  General Development of Business
     -------------------------------

     We own and operate broadband communications networks in 12 countries in Europe and in Israel. We provide communications services in many European countries through our business lines: cable television, DTH and programming, telephone and Internet/data services. Our subscriber base is the largest of any group of broadband communications networks operated across Europe.

     While we began business as cable television service providers, over the last few years we have been upgrading many of our networks so that they are capable of providing telephone and Internet/data access services as well as enhanced or more advanced video services. Our telephone service is branded "Priority Telecom" and has been launched in many of our markets in 1998 and 1999. Our chello broadband subsidiary has launched an Internet/access and portal service branded under its name in many of our systems during 1999. We have launched chello broadband services on broadband networks other than our own, including on systems owned by UnitedGlobalCom, Inc. ("United"), our majority shareholder.

     We operated from July 1995 to December 1997 as a 50/50 joint venture between United and Philips. In December 1997, we and United acquired the 50% of our ordinary shares held by Philips. Following this acquisition and until our initial public offering in February 1999, we became a wholly owned subsidiary of United, other than approximately 7% of our stock held by a foundation to support our stock option plans to employees.

     We have grown substantially since formation through acquisitions of cable television systems and related businesses in our existing and new markets. During 1999 we grew from a number of acquisitions. We expect to grow further from acquisitions.

(b)  Narrative Description of Business
     ---------------------------------

     We own and operate broadband communications networks in 12 countries in Europe, excluding our investment in Germany, and in Israel. We believe our leading position in providing video services across Europe helps our expansion and integration of our business lines: cable television, DTH and programming, telephone, and Internet/data services. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephone services and Internet/data services, offering a one-stop shopping solution for personal and business communication needs.

                      Summary Operating and Financial Data

     In the tables below, the "UPC Ownership Interest" column shows the percentage we own of the operating systems in which we have an interest. Due to our business combinations in France and Romania that occurred after December 31, 1999, our ownership interests in our existing systems in these countries decreased. Due to our acquisition of the minority interest in our Hungarian system, Telekabel Hungary, subsequent to December 31, 1999, our ownership interest increased. When we refer to information as "UPC Equity in," we mean that we have multiplied the statistic for each operating system by our percentage ownership of that system.

Summary Operating Data 1999

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                  As at December 31, 1999
                                      ------------------------------------------------------------------------------------
                                       Homes in                     Two way                                      UPC
                                        Service         Homes        Homes        Basic          Basic          Paid-in
                                         Area           Passed      Passed      Subscribers    Penetration      Ownership
                                      -------------  ------------  ----------- -------------  --------------  ------------
Multi-channel TV:
Consolidated companies:
Norway...............................      529,000       468,095       55,519      327,520        70.0%         100.0%
Sweden...............................      770,000       421,624      167,700      243,006        57.6%         100.0%
Belgium..............................      133,120       133,000      130,835      125,082        94.0%         100.0%
France...............................    1,265,827       927,000       95,174      334,609        36.1%         100.0%
The Netherlands......................    1,714,607     1,660,171    1,376,147    1,517,432        91.4%         100.0%
Austria..............................    1,081,100       906,340      753,050      470,543        51.9%          95.0%
Poland...............................    1,950,000     1,756,200            -    1,023,822        58.3%         100.0%
Hungary (Telekabel Hungary)..........      901,500       655,272       83,291      518,577        79.1%          79.3%
Hungary (Monor)......................       85,693        70,061       84,916       32,369        46.2%          95.1%
Czech Republic.......................      817,138       736,462       10,000      374,332        50.8%       94.6-100.0%
Romania..............................      284,320       166,394            -      112,099        67.4%        51.0-100.0%
Slovak Republic......................      417,813       304,360            -      244,733        80.4%        94.6-100.0%
    Non-consolidated companies:
Israel...............................      660,000       608,817      380,698      424,987        69.8%          46.6%
Malta................................      177,000       173,503            -       76,522        44.1%          50.0%
                                      -------------  ------------  ----------- -------------
     Total...........................   10,787,118     8,987,299    3,137,330    5,825,633
                                      =============  ============  =========== =============

Direct to Home (DTH):
  Consolidated companies:
   Poland............................            -             -            -      254,092         N/A          100.0%
                                      -------------  ------------  ----------- -------------
      Total..........................            -             -            -      254,092
                                      =============  ============  =========== =============
                                                As as December 31, 1999
                                         ---------------------------------------
                                           Equity in     Equity in    Equity in
                                            Homes in       Homes        Basic
                                          Service Area    Passed     Subscribers
                                         --------------  ----------  -----------
Multi-channel TV:
    Consolidated companies:
Norway...............................      529,000        468,095     327,520
Sweden...............................      770,000        421,624     243,006
Belgium..............................      133,120        133,000     125,082
France...............................    1,265,827        927,000     334,609
The Netherlands......................    1,714,607      1,660,171   1,517,432
Austria..............................    1,027,045        861,023     447,016
Poland...............................    1,950,000      1,756,200   1,023,822
Hungary (Telekabel Hungary)..........      714,439        519,303     410,972
Hungary (Monor)......................       81,494         66,628      30,783
Czech Republic.......................      786,111        705,435     357,228
Romania..............................      251,000        151,890     100,441
Slovak Republic......................      412,791        299,523     241,836
    Non-consolidated companies:
Israel...............................      307,560        283,709     198,044
Malta................................       88,500         86,752      38,261
                                        ------------ ------------- -----------
                                        ------------ ------------- -----------
     Total...........................   10,031,494      8,340,353   5,396,052
                                        ============ ============= ===========
Direct to Home (DTH):
  Consolidated companies:
   Poland............................            -             -      254,092
                                      -------------  ------------  -----------
      Total..........................            -             -      254,092
                                      =============  ============  ===========


                                                                            As at December 31, 1999
                                                ----------------------------------------------------------------------------
                                                                                                                   UPC
                                                        Subscribers                Lines             UPC         Equity in
                                                ------------------------ ------------------------   Paid-in     Residential
                                                Residential   Businesses  Residential  Businesses  Ownership    Subscribers
                                                ------------ ----------- ------------ -----------  ---------   -------------
Cable Telephony
  Consolidated companies:
   Norway .......................................    3,226           1          3,636          355     100.0%         3,226
   France .......................................   13,253         227         13,609          526     100.0%        13,253
   The Netherlands ..............................   57,398           3         67,374          830     100.0%        57,398
   Austria ......................................   36,806         712         38,105        2,186      95.0%        34,966
                                                   -------      ------        -------      -------                  -------
        Total ...................................  110,683         943        122,724        3,897                  108,843
                                                   =======      ======        =======      =======                  =======

Non-Cable Telephony
  Consolidated companies:
   The Netherlands (Uniport Carrier Select)         20,265       8,527           --           --        80.0%        16,212
   Czech Republic ...............................    3,031        --            3,051         --        94.6%         2,867
   Hungary (Monor) ..............................   64,696       3,128         66,828        6,393      95.1%        61,526
                                                   -------     ------         -------      -------                  -------
        Total ...................................   87,992      11,655         69,879        6,393                   80,605
                                                   =======     =======        =======      =======                  =======

Data services
  Consolidated companies:
   Norway .......................................    3,268           3          n/a           n/a      100.0%         3,268
   Sweden .......................................    5,243           -          n/a           n/a      100.0%         5,243
   Belgium ......................................    6,799         655          n/a           n/a      100.0%         6,799
   France .......................................    3,234          43          n/a           n/a      100.0%         3,234
   The Netherlands ..............................   58,512       1,553          n/a           n/a      100.0%        58,512
   Austria ......................................   40,770       1,371          n/a           n/a       95.0%        38,732
   Hungary (Telekabel Hungary) ..................       99                      n/a           n/a       79.3%            78
                                                   -------     -------       -------       -------                  -------
        Total ...................................  117,925       3,625          --            --                    115,866
                                                   =======     =======       =======       =======                  =======

                                                         As at December 31, 1999
                                                ------------------------------------------
                                                  UPC          UPC              UPC
                                                Equity in     Equity in       Equity in
                                                Business     Residential   Business Lines
                                               Subscribers  Lines Served       Served
                                               -----------  ------------  ---------------
 Cable Telephony
   Consolidated companies:
     Norway .......................................        1         3,636            355
     France .......................................      227        13,609            526
     The Netherlands ..............................        3        67,374            830
     Austria ......................................      676        36,200          2,077
                                                      -------      -------        -------
          Total ...................................      907       120,819          3,788
                                                      =======      =======        =======

  Non-Cable Telephony
   Consolidated companies:
     The Netherlands (Uniport Carrier Select)          6,822          --             --
     Czech Republic ...............................     --           2,886           --
     Hungary (Monor) ..............................    2,975        63,553          6,080
                                                     -------       -------        -------
          Total ...................................    9,797        66,439          6,080
                                                     =======       =======        =======

  Data services
   Consolidated companies:
     Norway .......................................        3          n/a            n/a
     Sweden .......................................       --          n/a            n/a
     Belgium ......................................      655          n/a            n/a
     France .......................................       43          n/a            n/a
     The Netherlands ..............................    1,553          n/a            n/a
     Austria ......................................    1,302          n/a            n/a
     Hungary (Telekabel Hungary) ..................     --            n/a            n/a
                                                     -------       -------        -------
          Total ...................................    3,556          --             --
                                                     =======       =======        =======

                                                                                                                  At December 31,
                                             For the twelve months period ending December 31, 1999                     1999
                                          ----------------------------------------------------------------------  ---------------
                                                            Net            Net                                        Long-
                                                         Operating       Income/       Adjusted        Capital        Term
                                          Revenue      Income/(loss)     (loss)        EBITDA (3)   Expenditures     Debt (4)
                                          -------      -------------     -------       ----------   ------------  ---------------
Consolidated companies:
Norway.................................    47,371       (22,973)         (34,871)        7,900         54,403       130,843
Sweden ................................    13,081       (13,857)         (14,486)          332         11,903        28,843
Belgium................................    17,235        (7,571)          (8,604)        1,586          8,047             -
France.................................    29,135       (30,608)         (46,331)       (9,537)        67,321       155,176
The Netherlands .......................   149,349       (57,485)         (95,475)       29,179        189,673       584,529
Austria................................    98,936        (8,365)         (12,682)       31,670         89,779       166,241
Hungary (Telekabel Hungary)............    33,388         2,784           (1,239)       10,783         36,876             -
Hungary (Monor) .......................    19,174         7,459            3,212        13,420          3,386        33,280
Poland ................................    35,694      (110,235)        (135,522)      (72,503)        40,450       284,310
Czech Republic ........................     8,231        (4,466)          (5,368)         (629)         2,373             -
Romania................................     2,749           932              119         1,113            515             -
Slovak Republic........................     5,168        (4,165)          (5,466)        1,111          4,473             -
Non-consolidated companies:
Israel.................................   158,321        17,828           (6,078)       71,837         32,129       205,786
Malta..................................    15,078         3,188              741         5,218          9,594        27,497
The Netherlands (A2000) (2)............    73,699       (23,998)         (38,522)       15,512         49,525           N/A

 Summary Operating Data 1998

   The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                      As at December 31, 1998
                                   ----------------------------------------------------------------------------------------
                                                                                                               UPC
                                     Homes in                 Two way                              UPC       Equity in
                                     Service      Homes        Homes      Basic        Basic    Paid-in     Homes in
                                       Area       Passed       Passed  Subscribers Penetration Ownership    Service Area
                                   ----------- ----------- ----------- ----------- ----------- ----------   --------------
Multi-channel TV:
Consolidated companies:
Norway.............................   529,924     463,235      15,803     323,387     69.8%     100.0%        529,924
Belgium............................   133,000     133,000      91,735     127,398     95.8%     100.0%        133,000
France.............................   150,000      74,623      74,623      29,107     39.0%      99.6%        149,400
The Netherlands (UTH) (5)..........   943,027     914,737     484,133     867,800     94.9%      51.0%        480,944
Austria............................ 1,073,297     900,350     516,700     454,957     50.5%      95.0%      1,019,632
Hungary (Telekabel Hungary) (6)....   901,500     510,622           -     442,567     86.7%      79.3%        714,439
Czech Republic.....................   229,531     151,716           -      54,153     35.7%     100.0%        229,531
Romania............................   180,000      98,174           -      61,999     63.2%   51.0-100.0%     165,300
Slovak Republic....................    67,959      37,641           -      21,044     55.9%   75.0-100.0%      62,499
Non-consolidated companies:
Israel.............................   595,000     575,976     363,819     402,355     69.9%      46.6%        277,270
Malta..............................   179,000     162,996           -      70,363     43.2%      50.0%         89,500
Hungary (Monor) ...................    85,000      68,339           -      30,623     44.8%      44.8%         38,080
The Netherlands (A2000)............   578,500     572,936     386,109     529,067     92.3%      25.5%        147,518
                                   ----------- ----------- ----------- -----------                          ----------
     Total......................... 5,645,738   4,664,345   1,932,922   3,414,820                           4,037,037
                                   =========== =========== =========== ===========                          ==========

                                        As at December 31, 1998
                                       --------------------------
                                          UPC           UPC
                                       Equity in     Equity in
                                        Homes          Basic
                                        Passed      Subscribers
                                       ---------    ------------
Multi-channel TV:
Consolidated companies:
Norway.............................    463,235        323,387
Belgium............................    133,000        127,398
France.............................     74,325         28,991
The Netherlands (UTH) (5)..........    466,516        442,578
Austria............................    855,333        432,209
Hungary (Telekabel Hungary) (6)....    404,668        350,734
Czech Republic.....................    151,716         54,153
Romania............................     84,209         51,282
Slovak Republic....................     33,380         18,209
Non-consolidated companies:
Israel.............................    268,405        187,497
Malta..............................     81,498         35,182
Hungary (Monor) ...................     30,616         13,719
The Netherlands (A2000)............    146,099        134,912
                                     ----------    -----------
     Total.........................  3,193,000      2,200,251
                                     ==========    ===========

Summary Operating Data 1998

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                       As at December 31, 1998
                                   -----------------------------------------------------------------------------------------

                                                                                                                    UPC
                                              Subscribers                      Lines served             UPC       Equity in
                                     ------------------------------ -------------------------------   Paid-in    Residentiale
                                         Residential     Businesses   Residential      Businesses    Ownership   Subscribers
                                     ------------------ ----------- ---------------   ------------- -----------  -------------
Cable Telephony
   Non-consolidated companies:
The Netherlands (A2000) ...........          18,111            3         19,850            830          25.5%        4,618

Non Cable Telephony
   Consolidated companies:
The Netherlands (UTH) (5) (7)......          20,500           72         20,500              -          51.0%       10,455
   Non-consolidated companies:
Hungary (Monor) ...................               -            -         69,244              -          44.8%            -
                                       -------------- -----------  ---------------     -----------              --------------
     Total.........................          38,611           75        109,594            830                      15,073
                                       ============== ===========  ===============     ===========              ==============
Data services
   Consolidated companies:
Norway.............................             768            -         n/a               n/a         100.0%          768
Belgium............................           1,869          284         n/a               n/a         100.0%        1,869
The Netherlands (UTH) (5)..........           3,379            -         n/a               n/a          51.0%        1,723
Austria............................           9,054          603         n/a               n/a          95.0%        8,601
   Non-consolidated companies:
The Netherlands (A2000)............           8,128          253         n/a               n/a          25.5%        2,073
                                       -------------- -----------  -------------        ----------               -------------
     Total.........................          23,198        1,140         n/a               n/a                      15,034
                                       ============== ===========  =============        ==========               =============

                                              As at December 31, 1998
                                   ---------------------------------------------
                                         UPC            UPC            UPC
                                       Equity in      Equity in      Equity in
                                       Business       Residential  Business Lines
                                     Subscribers     Lines Served     Served
                                    ------------- ---------------- -------------
Cable Telephony
   Non-consolidated companies:
The Netherlands (A2000) ...........          1          5,062            212

Non Cable Telephony
   Consolidated companies:
The Netherlands (UTH) (5) (7)......         37         10,455              -
   Non-consolidated companies:
Hungary (Monor) ...................          -         30,987              -
                                     ----------- ---------------- --------------
     Total.........................         38         46,504            212
                                     =========== ================ ==============
Data services
   Consolidated companies:
Norway.............................          -           n/a            n/a
Belgium............................        284           n/a            n/a
The Netherlands (UTH) (5)..........          -           n/a            n/a
Austria............................        573           n/a            n/a
   Non-consolidated companies:
The Netherlands (A2000)............         65           n/a            n/a
                                     ----------- --------------  -------------
     Total.........................        922           n/a            n/a
                                     =========== ==============  =============

                                                                                                        At December 31,
                                                 For the twelve months period ended December 31, 1998         1998
                                        -------------------------------------------------------------   ---------------
                                                        Net             Net                                   Long-
                                                     Operating        Income/    Adjusted      Capital        Term
                                        Revenue     Income/(loss)     (loss)    EBITDA (3)   Expenditures    Debt (4)
                                        --------  ---------------  ----------  -----------  ------------- -----------
Consolidated companies:
  Norway .............................   42,052      (14,653)        (30,460)    14,997        23,332         61,040
  Belgium.............................   16,691       (4,001)         (6,932)     6,018        10,162              -
  France .............................    3,657       (4,361)         (5,973)    (2,304)       26,009         18,303
  The Netherlands (UTH) (5)...........   44,980       (4,373)        (22,405)    13,547        11,174        105,607
  Austria.............................   80,388          691          (4,230)    36,762        39,081         96,883
  Hungary (Telekabel Hungary) (6).....   12,572          749              60      4,533         6,074         13,333
  Czech Republic......................    4,043       (4,841)         (3,118)      (856)          472              -
  Romania.............................    1,888          660             276        864           523              -
  Slovak Republic.....................      750       (1,392)         (1,705)      (788)        3,088              -
Non-consolidated companies:
  Israel..............................  140,053       30,682           4,330     77,460        29,161        228,364
  Malta...............................   13,618        2,660             848      5,145         9,705         20,975
  Hungary (Monor).....................   16,176        6,652           1,787     10,233         4,489         35,640
  The Netherlands (A2000) (2).........   56,097      (18,142)        (29,446)    14,531        51,871        212,110

(1) Financial data for new acquisitions are included from their effective date of consolidation.
(2) A2000 includes operations for the twelve months period ended December 31, 1999 and 1998 respectively. Effective September 1, 1999, UPC started to consolidate A2000. A2000's results of operations, for the twelve month periods ended December 31, 1999 and 1998, respectively has been included in the financial data of UPC Nederland.
(3) Adjusted EBITDA represents earnings before net interest expense, income tax expense, depreciation, amortization, stock based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value out business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flow or for any other measure of performance or liquidity under generally accepted accounting principles or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our representation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(4)  Excludes intercompany debt.
(5) UTH was founded in August 1998. The 1998 financial information in the tables covers the period from inception through December 31, 1998. In 1999 the name was changed into UPC Nederland.
(6) Telekabel Hungary was founded on June 30, 1998. The 1998 financial information in the tables covers the period from inception through December 31, 1998.
(7)  UTH's 80% subsidiary offers a carrier select telephony service.

            UPC Video Services: Video Distribution and Programming

Video Distribution Overview

     We own and operate established cable television systems and are expanding and upgrading those systems. As of December 31, 1999, our operating systems had approximately 5.8 million aggregate subscribers to their basic tier video services, excluding 254,075 subscribers who subscribe for our DTH service in Poland. Video distribution services accounted for approximately 81.2 % of our consolidated revenues 1999.

     We offer our subscribers some of the most advanced analog video services available today and a large choice of FM radio programs and plan to further increase our offerings through an integrated digital set-top box. In addition, because many of our operations are two-way capable, we have been able to add more interactive services. In many systems, for example, we have introduced impulse pay-per-view services, which enable subscribers to our expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control.

     We plan to continue increasing our revenue per subscriber by expanding our video services program offerings in the expanded basic tier service, pay-per-view and digital audio areas. We plan to continue improving our expanded basic tier offerings by adding new channels and, where possible, migrating popular commercial channels into an expanded basic tier service. Generally, basic tier pricing is regulated while the expanded basic tier is not price-regulated. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings.

Overview of our UPCtv Programming Business

     We have been involved in several country-specific programming ventures including those dedicated to creating channels for Spain, the Slovak Republic, Poland, Israel and Malta, as well as programming ventures for Hungary and the Czech Republic that we have sold. Together, these programming ventures have developed channels in key genres including sports, children, documentaries and movies, which are subtitled or dubbed in the local language. We believe that our programming ventures add value to our video distribution business by providing compelling content to our subscribers.

     We have launched six channels of various genres since May 1999. We plan to distribute our UPCtv channels to entities that are not affiliated with us and in countries where we do not currently operate. We have already reached agreement to distribute one or more of our channels to non-affiliated systems in Germany (6.0 million subscribers), Sweden (1.3 million subscribers), The Netherlands (1.5 million subscribers), Romania (0.1 million subscribers) and Turkey (0.1 million subscribers).

     In addition to the UPCtv channels created for our own systems, we own:

 .  80% of a company that provides Irish general entertainment programming to the
   UK market; and
 . 50% of another company that produces a movie channel, a documentary channel, a children's channel and a music channel independently, as well as a history channel in joint venture with A&E Networks for the Spanish and Portuguese markets.

As of December 31, 1999, these two companies sold their channels to non-UPC cable and DTH operators serving an aggregate of approximately 2.8 million subscribers.

     As of December 31, 1999, we owned 13.3% of SBS.   In January 2000, we
increased our ownership in SBS to 23.5%. We have recently announced our intention to offer to acquire the remaining shares of SBS. SBS creates, acquires, packages and distributes programming and other media content in many of our territories and elsewhere in Europe via television channels, radio stations and the Internet. SBS owns and/or operates ten television and 16 radio stations across ten European countries in addition to various promotional web-sites. In March 2000, SBS acquired a 33% interest in TVN, one of Poland's leading television stations.

     In March 2000, UPCtv and MTV Networks Europe formed a 50/50 joint venture partnership which will produce and distribute two new 24-hour music channels specifically targeted at the Polish marketplace: MTV Polska and VH1 Polska. In addition, the company will be responsible for creation and distribution of related MTV and VH1 branded web-sites, and will act as distribution agent in Poland for MTV Networks Europe's digital portfolio, including M2, MTV Extra, MTV Base and VH1 Classic. Both MTV Polska and VH1 Polska will be distributed via the UPC-owned Wizja TV DTH and PTK cable platforms and via other cable operators.

System Upgrade and Digital Distribution Platform

     Over the past few years we have been upgrading our cable television systems to high-speed, two-way capacity. In addition to being able to offer telephone and Internet/data services, the upgraded network allows us to offer enhanced video services such as impulse pay-per-view. As of December 31, 1999, approximately 57% of the network in our Western Europe systems had been upgraded. We continue to evaluate upgrading our network in our other systems.

     We are constructing a satellite-based pan-European digital distribution platform, which we call Eurohits, that will enable digital distribution of our new channels and other television signals to our upgraded networks. We are scheduled to launch our digital distribution platform in the first quarter of 2000. When this digital distribution platform is constructed, we will convert our impulse pay-per-view services into a near video on demand service that would be able to provide up to 75 channels of programming. Near video on demand is achieved by broadcasting movies as frequently as every 15 minutes, thus enabling subscribers to choose a movie at a convenient start time. We are negotiating to acquire rights to broadcast first-run hit movies, adult programming and special events over this planned digital distribution platform.

     Full digitalization of our television signals, to be made possible by our network upgrade to full two-way capability, will provide our Western European systems with substantially more channel capacity. This increased channel capacity will enable subscribers to customize their subscriptions for our products and services to suit their lifestyles and personal interests. When the planned digital distribution platform is completed, we also intend to provide our subscribers with customizable programming guides that would enable them to program their favorite channels and also allow parents to restrict their children's viewing habits. The construction of the planned digital distribution platform will involve significant capital investment and the use of new technologies. We cannot assure you that we will be able to complete the construction of the digital distribution platform on the planned schedule.

Competition

     In areas where our cable television franchises are exclusive, our operating companies generally face competition only from DTH satellite service providers and television broadcasters. We have faced the most competition from DTH providers in France and Sweden. In those areas where our cable television franchises are non-exclusive, including France, Sweden and Poland, our operating companies face competition from other cable television service providers, DTH satellite service providers and television broadcasters. In the programming business, we compete with other programming suppliers for sales to systems other than our own.

                   UPC Telephone Services: Priority Telecom

     We believe that our existing customer base and upgraded network give us a unique opportunity to provide telephone services in Europe. We offer local telephone services over our cable network, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. We also have a traditional telephone network in Hungary. As of December 31, 1999, we had 192,600 telephone lines in service for our customers offering local, national and international voice services, as well as Data services to our business customers.

     We believe that our fiber and broadband, coaxial cable and cable-based subscriber relationships provide ready access to potential residential telephone subscribers. We believe our networks and facilities also provide the opportunity for cost-effective access to potential business telephone customers and an excellent starting point for expanding our competitive local exchange carrier ("CLEC") business within the UPC footprint. Priority Telecom has further expanded it's Pan-European CLEC network via recent acquisitions of networks in Spain and Norway.

Market Overview & Positioning

     We believe there are significant growth opportunities in the European telecommunications market as a result of the January 1, 1998 liberalization of the telephone industry in most EU member countries and Norway. This liberalization allows new providers to offer telephone and other telecommunications services in markets that have historically been dominated by incumbent national operators.

     Priority Telecom is positioned as UPC's Pan-European CLEC. This position will be established via both organic growth and acquisitions. Priority Telecom will offer telephony services to the residential customers and package voice and IP Data in the small, medium and large business market.

     With a substantial amount of telephone-capable fiber optic cable already deployed in our Western European systems, we believe that Priority Telecom has an advantage over other new entrants in the CLEC Market. Currently, Priority Telecom has broadband, coaxial cable access to approximately 1.7 million homes and 120,000 businesses in ready-for-telephony service areas, with future access to approximately 5.8 million residential subscribers in its planned telephone markets.

Implementation

     Network and Equipment. Traditional telephone service is carried over twisted copper pair in the local loop. The cable telephone technology that we are using allows telephone traffic to be carried over our upgraded network without requiring the installation of twisted copper pair. This technology only requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. We have installed telephone switches in our master telecom center in each of the countries in which we have launched Priority Telecom. We have supply agreements from multiple suppliers for the rest of the equipment. In new countries Priority Telecom will utilise alternative local loop solutions such as DSL, fiber and wireless to connect the customer premises with the regional and/or national backbone.

Overview of our Priority Telecom Business

     Residential Market. We generally price our Priority Telecom offering in the residential market at a discount compared to services offered by incumbent telecommunications operators. Because of the relatively high European local tariff rates, we believe potential customers will be receptive to our telephone services at this price. In addition to offering competitive pricing, we offer a full complement of services to telephone subscribers including custom local access services, "CLASS," including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. We are also able to provide voice mail and second lines. The introduction of number portability in some of our markets, including The Netherlands, Norway and France, provides an even greater opportunity as potential customers will be able to subscribe to our service without having to change their existing telephone numbers.

     Business Market. In the business market Priority Telecom offers product packages of traditional voice telephony and IP Data services to the small and medium sized business customers. For the large segment, tailor-made solutions are currently offered in the Netherlands and Priority Telecom aims at marketing these solutions on a Pan-European scale.

     Carrier's Carrier Market. Priority Telecom is building a Carrier's Carrier business through leveraging the existing AORTA backbone and the cable footprint. UPC's extensive coverage within the local loop and termination ability creates a strong competitive advantage for Priority Telecom compared to other wholesale operators.

     We intend to concentrate on building brand awareness for Priority Telecom as a Pan-European telecommunications brand, which may be co-branded with our existing local video services brands. We also plan to integrate Priority Telecom's residential and small office/home office telephone products with our video services and chello broadband's Internet access services, thus enabling us to offer pricing packages designed to encourage multiple product purchases and minimize churn.

     We believe the residential and business market sectors represent a significant business opportunity for Priority Telecom. Simple marketing offers are being used to encourage rapid take-up by overcoming consumer inertia and increasing brand awareness of our products. The approach includes, for example, innovative offers and periodic deep discounts. Large and medium-sized business customers are marketed through a key account management direct sales force targeting specific industry sectors.

Interconnection Agreements

     Each of our operating companies that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. In addition, certain of these operating companies have also entered into interconnection agreements with other telecommunications service providers, providing alternative routes and additional flexibility. Even though we have secured interconnection arrangements, we may still experience difficulty operating under them. In our Amsterdam system, for example, capacity constraints at the interconnection have lowered the quality of our telephone service, resulting in a higher rate of customer loss than our system has experienced before. In Austria, while we secured our interconnection arrangement with the support of the Austrian telecommunications regulator, the Austrian incumbent telecommunications operator is challenging the arrangement in the Austrian courts.

Pan-European Backbone

     We are developing a pan-European backbone and telecommunications carrier business. This backbone is designed to link our major cable and telephone networks through a combination of leased capacity arrangements to allow us to capture more traffic between our operating areas and to leverage UPC's national assets to lower the termination cost, and thereby create a strong competitive cost advantage relative to other carriers. In October 1998, we entered into a contract with Hermes Europe Railtel for the purchase of high speed fiber optic-based transmission capacity. The first phase is expected to be in place for international telephone traffic by the first half of 2000.

Traditional Telephone Systems, New Ventures & Acquisitions

     In addition to our cable telephone operations, our Monor system has offered traditional telephone services since December 1994 and as of December 31, 1999, had approximately 66,825 traditional telephone lines in the Budapest area.

     In December of 1999, Priority Telecom acquired a 50.1% stake in Munditelecom, a Spanish based voice and data company. Priority Telecom plans to develop a comprehensive range of voice and data services for the ISP and business markets. The company recently received a B1 telecommunications infrastructure license and will be building an advanced IP based network covering all 52 Spanish points of presence over the next 12 months.

     To further the development of Priority Telecom's CLEC business in Norway, the company has acquired 100% of the equity of El Tele Ostfold and Vestfold. The Norwegien acquisitions add approximately 300 kilometers of fibre network and 125 business customers to Priority Telecom.

Competition

     In the provision of telephone services, Priority Telecom and our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In many countries, our operating companies also face competition from other new telephone service providers like ourselves, including traditional wireline providers, other cable telephone providers, wireless telephone providers and indirect access providers.

      UPC Internet/Data Services: High Speed Access and chello broadband

     We initially launched our broadband internet business in a few of our operating systems in September 1997. While we directed the system architecture, each operating system was responsible for negotiating its own backbone connectivity, and developing its own caching, content and portal. In March 1998, we formed chello broadband for the purpose of developing a global broadband internet operation. chello launched its service in April 1999, and provides high-speed internet access and local portal and integrated broadband content to our local operating companies and non affiliated operating companies through a franchise agreement. Under the franchise agreement chello provides our affiliates and non affiliated local operators with high speed connectivity, caching, local language broadband portals, and marketing support for a fee based upon percentage of subscription an installation revenue. In the future the franchise agreement further provides that the local operator will receive a percentage of the revenue from chello e-commerce and advertising. The local operator is responsible for the local network including the upgrade, management and maintenance, sales and training, customer support and service, installation and cost of customer premise equipment. During 1999, substantially all of chello's revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results.

     chello broadband is a leading international provider of broadband Internet services. chello broadband has long-term agreements for the distribution of Internet services to residential and business customers using cable television, fixed wireless and satellite infrastructure of local operators, including our operating companies, covering 14.9 million homes in Europe, Australia, New Zealand and Latin America. chello broadband currently provides its services through our operating companies in Austria, Belgium, France, The Netherlands, Norway and Sweden, and through local operators in Australia and New Zealand, covering a total of approximately 8.3 million homes. With respect to 2.1 million of these homes located in Australia and New Zealand, chello's agreement with Austar United, a subsidiary of United and chello broadband's local operator, is subject to the approval of Austar's shareholders, who are not affiliated with us.

     chello broadband launched its services in March 1999 and at December 31, 1999, it had approximately 117,000 residential subscribers, as well as approximately 3,500 business subscribers. chello broadband was voted Best European Consumer ISP at the European ISP Awards in December 1999. In each of its existing markets, chello broadband offers high-speed Internet access and local language portals that integrate multimedia, locally relevant content and services specially designed for the broadband environment.

Market

     There are significant growth opportunities in the Internet market both within and beyond Europe, and chello broadband's position as a leading provider of broadband Internet services in Europe gives us an opportunity to participate in one of the fastest growing and highest value-added Internet segments.

     The use of the Internet in Europe has grown substantially in recent years and while still less widespread than in the U.S., Internet usage in Europe is expected to increase and ultimately reach levels similar to those in the United States. Today, however, the total number of Internet users in Europe is relatively low.

                                  Operations

     chello broadband has been designed to be a leading provider of broadband Internet services to residential customers and small and medium-sized businesses. chello broadband has taken a comprehensive approach to broadband services that encompasses technological versatility and excellence across platforms, compelling content, customer network support with aggressive marketing and brand-building.

     The table below shows selected information for the countries in which chello broadband currently offers its services at December 31, 1999:


    Country         Homes in     Homes passed      Video         Upgraded         chello        Date of
                   operator's                   subscribers    homes passed    subscribers     launch of
                      area                                                                      service
-----------------------------------------------------------------------------------------------------------
Europe - UPC         5,493,650      4,516,230      3,018,175       2,578,524        117,826    April - June
systems                                                                                           June 1999
-----------------------------------------------------------------------------------------------------------
Europe -               169,000        100,000         68,000          91,000          1,050       June 1999
non- UPC
systems
-----------------------------------------------------------------------------------------------------------
Other (1)            2,226,000      2,179,000        398,000       2,180,145         Trials          Trials
-----------------------------------------------------------------------------------------------------------
Total                7,888,650      6,795,230      3,484,175       4,849,669        118,876
-----------------------------------------------------------------------------------------------------------

(1) chello broadband's services in Australia are provided through satellite and fixed wireless distribution technologies. The flow of Internet data from customers' homes to the Internet is transmitted via telephone lines. The number of upgraded homes passed in Australia refers to those homes passed that are able to upstream Internet data via their telephone lines. As of December 31, 1999 chello broadband's services in Australia and New Zealand are being tested with a limited number of users prior to full commercial launch. All data for Australia and New Zealand is as of December 31, 1999.

     chello broadband has agreements to launch its services on our networks in the Czech Republic, Hungary, Poland, and the Slovak Republic, and on those of United in Chile. At December 31, 1999, these networks had a total of 6.6 million homes in their service areas, 5.0 million homes passed, of which 355,000 were upgraded, and 2.6 million video subscribers. These agreements are for homes in addition to those in the table above. At December 31, 1999, chello broadband's total coverage rights included 14.9 million homes in the local operators' service areas, and 11.9 million homes passed (of which 5.2 million were upgraded).

See "Certain Transactions and Relationships - Relationship with chello broadband."

     chello broadband's agreements with local operating companies cover all the homes in their territory. Therefore, as local operating companies' networks expand, other than through acquisitions, chello broadband's exclusive rights to distribute its services expand as well.

     Residential Subscribers.   chello broadband offers one of the most
compelling consumer Internet experiences currently available in its markets. Upon installation, each new subscriber's personal computer is configured for chello broadband's services, which provides easy access to the chello broadband portals and the Internet. chello broadband offers residential subscribers the following significant benefits:

     .   High-speed access;
     .   Flat fee;
     .   User friendly, always-on Internet access;
     .   Higher quality  services; and
     .   Local language portals with compelling broadband content.

     chello broadband has developed nine local language portals with the objective of making them the leading broadband Internet portals in their markets. Each of these portals brings together locally relevant content with broadband content and is managed and supported locally by a chello office. chello broadband plans to offer an expanding variety of multimedia programming, e-commerce and services specifically designed to take advantage of the speed and versatility provided by broadband access. Currently, subscribers are able to listen to music and watch videos, news, and sporting events at near television-quality.

     Business Subscribers. chello broadband provides basic broadband Internet access to local area networks, or LANs, designed to support between one and twenty-five personal computers. This service, called Small LAN Connect, currently supports over 3,500 businesses.

     In addition, chello broadband is conducting trials of its service, called Remote LAN Connect, in Austria and Norway. This service offers, among other features, enhanced two-way security, Internet access for an unlimited number of personal computers and enhanced email.

chello broadband Technology

     The main technologies designed to deliver content at high-speed include cable technologies using cable modems, telephone technologies, such as DSL and emerging fixed wireless technologies. We intend to offer subscribers a number of new ways to access chello broadband's services, including through television via digital set-top boxes. This market represents a significant market opportunity for us.

     chello broadband's technology, network and supporting systems play a central role in the design and delivery of its services. The primary components of the network used to deliver chello broadband's services are its network operations center, its backbone infrastructure named AORTA , its master and regional data centers and our local operating companies' networks. chello broadband uses its network operations center to monitor the quality of services. From this center in Amsterdam, which operates 24 hours per day, 7 days per week, chello broadband can manage AORTA, regional data centers, regional networks, headend facilities, servers and other components of the network infrastructure.

     AORTA allows Internet traffic to be routed or rerouted if parts of the network are congested or impaired. The core of AORTA connects Amsterdam, Stockholm, Vienna, Paris, Brussels and London. In addition, Oslo, New York, San Jose and Sydney are part of the AORTA network. chello broadband signed a capacity right of use agreement in August 1999 with GTS for a transatlantic fiber-optic cable link, which is to operate from London and Paris to New York. This link is planned to be operational by January 2001. chello broadband's agreement with GTS is for a minimum of 15 years.

     chello broadband's master data center in Amsterdam, as well as its regional and local data centers, act as service hubs for defined areas ranging from major metropolitan areas to smaller areas of an individual local operating companies' networks. They provide key services, including email, chat and news, to subscribers. They also provide a cost-efficient infrastructure to cache and multicast data throughout a region and store local content and subscribers' web pages.

Competition

     In the provision of Internet access, services and online content, chello broadband faces competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non-cable based Internet service providers and Internet portals. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed access services.

                              Operating Companies

     We have operations in 12 countries in Europe and in Israel. While they all offer a basic video tier, their other services vary. We are currently upgrading the network in some countries but not in others.

Western Europe and Israel

     Austria: Telekabel Group. We own 95% of the Telekabel Group, which provides communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt and is the largest video distribution system in Austria with over 40% of the market. Telekabel Group's largest subsidiary, Telekabel Wien, which serves Vienna and represents approximately 87% of Telekabel Group's total subscribers, owns and operates one of the larger clusters of cable systems in the world in terms of subscriber numbers served from a single headend.

     We are capitalizing on Telekabel Group's strong market position and positive perception by its customers by aggressively expanding Telekabel Group's service offerings as its network is upgraded to full two-way capability. The upgraded network enabled Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and Internet/data services in 1997. Telekabel Group also offers our Priority Telecom cable telephone services in Vienna.

     As of December 31, 1999, approximately 51.9% of the homes passed by Telekabel Group's network subscribed to its basic cable television services. Telekabel Group's service includes substantially all of the broadcast channels from Austria and Germany, as well as other popular channels not available by broadcast. Telekabel Group also offers subscribers an expanded basic tier of additional programming as well as an impulse pay-per-view service. The pay-per-view buy rate has grown to more than two movies per expanded basic tier subscriber per month, although Telekabel Group expects this average to decrease because high-demand customers subscribed early to the expanded basic tier and later subscribers will likely have a lower demand for pay-per-view services.

     TeleKabel Group launched Priority Telecom's cable telephone service in Vienna on a commercial basis in early 1999. As of December 31, 1999, Telekabel Group had subscribers for approximately 40,275 telephone lines.

     Telekabel Group launched an Internet access service in September 1997 and the chello broadband service in June 1999. Telekabel Group had approximately 42,125 Internet access subscribers as of December 31, 1999. Telekabel Group in 1999 averaged monthly additions of 2.625 customers for its Internet service.

     Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. We own 95% of, and manage, each Telekabel Group company. Each of the respective cities in which the operating systems are located owns, directly or indirectly, the remaining 5% interest in each company. The cities do not own any interest in our Austrian chello broadband businesses.

     In connection with the UPC acquisition in December 1997, the City of Vienna and Philips agreed that Philips will continue to guarantee the capital level to be maintained by Telekabel Wien. Philips has also agreed to guarantee the continued fulfillment of the agreements that were originally concluded between the city and Philips and that were assigned by Philips to us. These agreements have a term until 2022, with an extension option. We have agreed to indemnify Philips for any liability under Philips' guarantee. Due to its position as a guarantor,

Philips has the right to appoint one member to our Supervisory Board. This Supervisory Director has a veto right that is limited to fundamental decisions and exceptional business matters, such as the sale or disposition of our interests in Telekabel Wien, if certain threshold values are met. See "Certain Transactions and Relationships-Relationship with Philips."

     The City of Vienna's approval is required for any change of control over us, which approval cannot be unreasonably withheld if the buyer is a reputable telecommunications and/or cable television operator. In the absence of such approval, the City of Vienna can require United to own Telekabel Wien separately from us. See "Certain Transactions and Relationships."

     Belgium: UPC Belgium. UPC Belgium, our 100% owned subsidiary, provides cable television and communications services in selected areas of Brussels and Leuven. We estimate that there are at present approximately 152.000 homes under license in UPC Belgium's franchise areas.

     UPC Belgium, which currently has 82.3% penetration in its franchise areas, plans to increase revenues through the introduction of new services that currently are not subject to the price regulations. UPC Belgium offers an expanded basic tier cable television as well as our chello broadband Internet access service. As UPC Belgium upgrades additional portions of its network to full two-way capability, it plans to introduce impulse pay-per-view in Brussels, which was implemented in Leuven in November 1999. UPC Belgium intends to provide cable telephone services beginning in the first half of 2001.

     As of December 31, 1999, UPC Belgium had approximately 125,050 basic subscribers and 6,425 expanded basic subscribers. UPC Belgium also distributes three premium channels, two in Brussels and one in Leuven, which are provided by Canal+.

     UPC Belgium began offering internet access services in September 1997 and introduced the chello broadband service in early 1999. As of December 31, 1999, UPC Belgium had 5,325 residential, 1,450 student and 650 business Internet access subscribers.

     France: UPC France. We have been constructing and operating cable television systems in France since 1996. Since March 1999, UPC France offers cable telephony and internet services as well. During 1999 we acquired several additional major cable television systems and UPC France is now one of the largest cable television providers in France. We currently own 92% of UPC France. As of December 31, 1999, UPC France's systems held franchises covering an aggregate of 1,265,800 homes, of which approximately 927,000 homes were passed by activated network. UPC France had an aggregate of 334,600 basic cable television subscribers as of the same date. UPC France's major operations are located in suburban Paris, the Marne-la-Vallee area east of Paris, Lyon and in other towns and cities throughout France.

     On February 23, 2000, we acquired Intercomm France Holding S.A. ("Intercomm"), a cable television operator with about 500,000 homes in its franchise area, 80,000 which are passed by Intercomm's activated cable network. The purchase price is Euro36 million plus an 8% interest in our combined French system.

     Mediareseaux, UPC France's initial system, has constructed its network with technology and capacity to offer integrated video, voice and Internet/data services. We are upgrading the networks of our recently acquired French systems to be able to offer these services as well. We expect this upgrade to be completed in 2002. To further expand our French operations, we are pursuing potential acquisition opportunities and plan to develop these franchises as one clustered system offering a full package of video, telephone and Internet/data services.

     Most of our French systems offer various tiers of cable television service. To increase its average monthly revenue per subscriber, Mediareseaux began offering pay-per-view services in May 1998, and to date, the pay-per-view buy rate is approximately 0.5 movies per expanded basic tier subscriber per month. As we integrate our recent acquisitions and complete upgrading their networks, we intend to offer similar revenue-generating services in these systems as well.

     In June 1998, Mediareseaux obtained a 15 year telephone and network operator license for an area that includes 1.5 million homes in the eastern suburbs of Paris. Mediareseaux began offering telephone services in March 1999 within its cable television franchise area. We are planning to launch cable telephony services in suburban Lyon and Limoges by the end of the second quarter of 2000.

     Mediareseaux also offers chello broadband's Internet access services via its cable systems, and is carrying out a trial offering of broadband fixed wireless local loop service in two towns in the eastern suburbs of Paris under a temporary license. One of our recently acquired systems began offering Internet/data services at the end of 1997. We intend to launch chello broadband's internet access service in our systems in the suburban Lyon and Limoges area in the second quarter of 2000.

     UPC France owns between 100% and 97.5% of each of its systems. As a result of the Intercomm transaction that closed February 2000, our interest in UPC France is now 92%.

     Germany: PrimaCom. Since December 1999, we have purchased shares totaling approximately 18.2% of PrimaCom AG ("PrimaCom"), which owns and operates cable television networks in Germany. As of December 31, 1998, PrimaCom reported subscribers of approximately 877,150 subscribers. Subsequent to December 31, 1999, we increased our interest in Primacom to 24.9%.

     The Netherlands: UPC Nederland. Our Dutch systems, with 1,660,150 homes passed and 1,517,425 basic teir subscribers as of December 31, 1999, are our largest group of cable television systems. We have had operations in The Netherlands since we were formed in 1995, but substantially all of our operations in The Netherlands have come from acquisitions. Our systems are located in the regions of Brabant, Flevoland, Friesland and Gelderland, and include A2000, our 516,000-subscriber system located in Amsterdam.

     In August 1999, we won a bid to purchase the municipality-owned cable television network in Haarlem. We expect the Haarlem acquisition to close during the second quarter of 2000. As of December 31, 1999, this system passed approximately 70,000 homes and had approximately 66,000 basic cable television subscribers. In February 2000, we acquired Tebecai, which operates cable television networks in the eastern regions of the Netherlands. In March 2000, we acquired K&T Group, which owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities. These systems had approximately 588,000 basic tier subscribers and 43,000 serviceable businesses as of December 31, 1999. In addition, K&T Group has a glass fibre network covering approximately 100 kilometers in The Hague area.

     We began upgrading a portion of our Dutch networks in 1997 and we expect that all of our network in The Netherlands will be fully upgraded by the end of 2000. Due to the large number of current subscribers located in four large clusters in The Netherlands, we have constructed a fiber backbone to interconnect these region-wide networks. In addition to cable television services, UPC Nederland offers Internet and telephone services over its upgraded network.

     As of December 31, 1999, our Dutch systems had average cable television penetration rates of 91.4%. As a result of this high penetration and the rate regulation of the basic tier in many of UPC Nederland's franchise areas, we have focused our efforts on increasing revenue per subscriber in these system through the introduction of new video, telephone and Internet/data services. Many of our Dutch systems have offered an expanded basic tier as since late 1996. We launched impulse pay- per-view services in April 1997 in A2000 and in June 1998 in some of our other Dutch systems.

     In April 1999, A2000 and the municipality of Amsterdam reached an agreement on a large scale introduction of digital set-top boxes and a reduction of the rate regulated basic cable television package to 15 public channels. This agreement allows A2000 to migrate a number of popular commercial channels to its expanded basic tier. During the period preceding the introduction of and migration of channels to its digital platform, A2000 and the municipality of Amsterdam have agreed to increasing A2000's current 26 channel basic package to 32 channels with an increase in the monthly subscription fee. Once the digital set-top boxes are introduced, the price for the rate regulated 15 public channel basic service will be reduced and the price for the expanded basic tier will increase over time until it becomes unregulated in 2001. The agreement requires A2000 to provide our integrated digital set- top box to customers requesting the expanded basic tier. Our set-top boxes will enable these customers to receive our chello broadband Internet service over a computer or a television. In addition, we will be able to offer subscribers IP telephone services through our set-top boxes in the future. We expect the introduction of the digital set-top boxes to occur in the fourth quarter of 2000. A similar agreement has been reached with the municipality of Haarlem, where the introduction of digital set-top boxes is planned in the fourth quarter of 2000.

     Our Amsterdam system launched its cable telephone service in July 1997.
UPC Nederland launched Priority Telecom cable telephone service in many other parts of its network in May 1999. We expect to launch these services in 2000 in some of our more recently acquired systems. As of December 31, 1999, UPC Nederland had subscribers for approximately 68,200 telephone lines. In Amsterdam, where it has offered telephone services the longest, approximately 9% of the homes serviceable subscribe for telephone services.

     Some of our Dutch systems had Internet access services as early as 1997.
We launched chello broadband's Internet/data services in some of UPC Nederland's systems in early 1999. The media launch of chello broadband services in the remainder of UTH's service areas took place in June 1999. We have been migrating all existing Internet customers to the chello broadband service. As of December 31, 1999, UPC Nederland had 58,500 residential and 1,550 business Internet/data services customers.

     Norway: UPC Norge. UPC Norge is Norway's largest cable television operator with approximately 42% of the total Norwegian cable television market as of December 31, 1999. UPC Norge's main network is located in Oslo and its other systems are located primarily in the southeast and along the southwestern coast. UPC Norge is upgrading its network to two-way capacity. The upgrade, which began in 1998, is scheduled to be completed in 2002/2003. During 1999, UPC Norge began offering subscribers chello broadband service and Priority Telecom's cable telephone service.

     Approximately 70.0% of the homes passed by UPC Norge's systems subscribe to our cable television service. We currently offer four tiers of video services. Approximately 32% of UPC Norge's subscribers subscribe for one or more higher tiers of service. Our goals for UPC Norge's cable television business are to continue to increase its penetration rate, to improve its revenue per subscriber generally by providing additional programming and services and to increase average revenue per subscriber in systems in which expanded basic tiers are more recent additions.

     UPC Norge introduced Priority Telecom's cable telephone service in April 1999 in the upgraded portions of its network. As of December 31, 1999, we had 3,225 telephone subscribers in Norway.

     UPC Norge launched an Internet access service in March 1998 and introduced chello broadband service in June 1999. We have migrated all of UPC Norge's existing Internet access subscribers to chello broadband. As of December 31, 1999, UPC Norge had 3,250 residential and 3 business chello broadband subscribers.

     Sweden: StjarnTVnatetAB ("Stjarn"). In July 1999, we acquired Stjarn. Stjarn operates cable television systems servicing the greater Stockholm area and leases a fiber optic network with 770,000 homes and 30,000 businesses in its franchise area.

     As of December 31, 1999, Stjarn provided analog television services across its broadband network to approximately 243,000 paying subscribers out of a total of approximately 421,600 homes passed. Stjarn currently offers six tiers of programming. Upon upgrade of its network, it plans to offer additional tiers of programming.

     Stjarn launched Internet services in one area in the City of Stockholm in April 1999 and introduced chello broadband service in November 1999. As of December 31, 1999, Stjarn offered high speed Internet services to approximately 167,700 connected homes, of which 5,250 homes had at that date subscribed.

     Stjarn leases the fiber optic cables it uses to link to its main headend under agreements with Stokab, a city-controlled entity with exclusive rights to lay ducts for cables for communications or broadcast services in the City of Stockholm. The main part of the leased ducting and fiber optic cables is covered by an agreement which expires in January 2019. Additional fibers are leased under several short-term agreements, most of which have three year terms but some of which have ten year terms.

     Israel: Tevel Israel International Communications Ltd. Tevel has exclusive cable television broadcasting franchises for the entire Tel Aviv metropolitan area, the region of Ashdod- Ashkelon, which is 30 miles south of Tel Aviv, and the Jezreel Valley, which is 80 miles northeast of Tel Aviv. In April 1998, Tevel acquired 100% of Gvanim Cable Television Ltd. and has since fully integrated Gvanim's operations with its own. The Gvanim acquisition increased franchise area coverage to approximately 40% of the total homes in Israel. We currently own 46.6% of Tevel.

     Tevel is upgrading all of its systems to be able to provide additional cable television services, as well as cable telephone and Internet/data services. Should liberalization occur, Tevel may consider launching its own telephone and Internet/data services. See "Regulation-Israel."

     Tevel offers basic subscribers approximately 40 channels of programming, including a wide range of entertainment, news, sports, performing arts and educational channels. Five pay-per-view channels are also available in all of Tevel's areas other than the Gvanim franchise areas. Currently, over [30%] of Tevel's subscribers purchase at least one pay-per-view offering per month. Tevel has applied for a license to provide pay-per-view services in Gvanim's franchise areas. The Israeli Communications Ministry has indicated that it intends to change a number of terms of Tevel's pay-per-view license, and has offered Gvanim a pay-per-view license on terms incorporating these changes. Tevel is opposed to these term changes and is negotiating with the Communications Ministry over the terms of the extension of its pay-per-view license and Gvanim's pay-per-view license. Tevel's current pay-per-view license has been extended until March 2000.

     In addition to its cable operations, Tevel owns 50% of Globkol Communications Ltd. ("Globkol"), a telecommunications equipment company that designs, installs and maintains switching systems for businesses. As of December 31, 1999, Globkol served approximately 1,350 sites with a total of approximately 98,900 outlets. Tevel also owns 45% of Netvision, one of Israel's leading Internet service providers and has the right to increase its interest to 50%.

     Tevel, Gvanim and the other Israeli cable television operators own a programming company, ICP Israel Cable Programming Company Limited, that supplies much of their programming. ICP is considered a "restrictive arrangement" under Israeli Restrictive Trade Practices law and is regulated by an arrangement that was to expire in June 1999. The arrangement has been extended temporarily until February 1, 2000. See "Regulation--Israel."

     In November 1999, Tevel agreed to acquire 35% of Golden Channels, an Israeli system with approximately 330,000 subscribers as of November, 1999. This acquisition is subject to regulatory approvals and there is no assurance this acquisition will close. In December 1999, Tevel and the other cable operators in Israel filed an application with the Israeli courts for the merger of all of the companies. We are not certain whether we will consent to such merger or, even if we do consent, whether this merger will be consummated.

     We indirectly own 46.6% of Tevel. An Israeli corporation owned by DIC Communication and Technology Ltd. and PEC Israel Economic Corporation, which we call the "Discount Group," owns 48.4% of Tevel and a private Israeli investor holds the remaining 5% of Tevel.

     Each of Tevel's shareholders has agreed to grant a right of first refusal to the other shareholders in the event of a transfer of any Tevel shares. If the other shareholders do not exercise this right, they are permitted to participate in the sale and may require the selling shareholder to include in the transferred shares such number of shares equal to each shareholder's pro rata amount. In addition, any shareholder of Tevel that holds more than a 30% interest may offer its shares to the other shareholders at a price based upon the appraised fair market value of Tevel. If the other shareholders do not accept the offer, the offering shareholder may require that all of the shares of Tevel be sold to a third party at the appraised value. If a third party sale does not occur within six months, the right to exercise the forced buyout option lapses and any shareholder that thereafter desires to exercise the forced buyout option must first offer to sell its shares to the other shareholder at fair market value based on a new appraisal. No shareholder may exercise this forced buyout option more than once in any 12-month period. We and the Discount Group have agreed not to exercise this forced buyout option while our loan from DIC is outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt Facilities."

Central and Eastern Europe

     Czech Republic: KabelNet and Kabel Plus. KabelNet, our Czech Republic subsidiary, provides cable and "wireless" cable television services in the cities of Prague and Brno, the Czech Republic's second largest city. In October 1999, we acquired 94.6% of Kabel Plus, the leading provider of cable television services in the Czech Republic. Combined, these systems passed about 736,450 homes and served about 374,325 television subscribers in the Czech Republic as of December 31, 1999. Approximately 12% of these are served by our wireless MMDS network.

     We offer a number of tiers of programming services in the Czech Republic. We have no current plans to launch telephone or Internet/data services in our Czech systems.

     Hungary: UPC Magyarorszag. We have owned and operated systems in Hungary for nearly a decade. In June 1998, we combined our Hungarian operations with Kabeltel, Hungary's second largest operator of cable television systems, creating Telekabel Hungary, in which we retain a 79.25% interest. Telekabel Hungary's operating system, UPC Magyarorszag, passed about 655,250 homes and served about 518,550 television subscribers as of December 31, 1999.

     We are rebuilding our Budapest network to be able to provide new services. As of December 31,1999, approximately 68,970 homes were already served by the rebuilt network. Approximately 75.0% of all subscribers passed by our upgraded network subscribe to our expanded basic tier package.

     In March 2000, we acquired the remaining 20.75% of the ordinary share capital of Telekabel Hungary which we did not already own.

     Hungary: Monor. Monor, one of our Hungarian operating companies, has offered traditional telephone services since December 1994. Monor has the exclusive, local-loop telephone concession for the region of Monor, Hungary with a term through 2002. Monor has 85,000 homes in its franchise area. We have an economic ownership interest in Monor of approximately 97.14% and a voting interest of slightly less than 75%.

     Poland: @Entertainment, Inc. In August 1999 we acquired @Entertainment, which owns and operates the largest cable television system in Poland. @Entertainment's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. @Entertainment expanded its distribution capacity with the launch of its DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area.

As of December 31, 1999, we had 1,023,800 traditional cable subscribers and 254,075 D-DTH subscribers. D-DTH subscribers receive Wizja TV, our multi-channel Polish-language DTH service, the first such service available in Poland. We are also trying to sell Wizja-TV programming to third party cable systems in Poland.

     The portions of @Entertainment's cable television networks currently being constructed are being constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services. We intend to upgrade selected portions of @Entertainment existing cable to meet similar standards. The Company has applied for the data licence for the territory of Poland and plans to start providing internet services during year 2000.

     @Entertainment has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with TPSA (the Polish national telephone company) which permit @Entertainment to use TPSA's infrastructure for an indefinite period or for fixed periods up to 20 years. Over 80% of @Entertainment's cable television plant has been constructed using pre-existing conduits from TPSA. A substantial portion of these contracts to use TPSA conduit permits termination by TPSA without penalty upon breaches of specified regulations. Any termination by TPSA of such contracts could result in @Entertainment losing its permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. In addition, some conduit agreements with TPSA provide that cables can be installed in the conduits only for the use of cable television. If @Entertainment uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

     @Entertainment's DTH service is encoded and transmitted, or "uplinked," from its Maidstone, U.K. facility to geosynchronous satellites that receive, convert and amplify the digital signals and retransmit them to earth in a manner that allows individual subscribers to receive and be billed for the particular programming services to which they subscribe. @Entertainment has an eight-year contract with British Telecommunications for the provision and maintenance of its uplink equipment at Maidstone. @Entertainment leases transponders on Astra satellites 1E and 1F.

     @Entertainment offers cable subscribers two tiers of service. Some areas are offered a package of up to 70 channels. @Entertainment's DTH subscribers currently receive @Entertainment's Wizja TV programming, which consists of approximately 25 channels. For an additional monthly charge, certain of the Company's cable networks currently offer two premium television services - the HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) and, since September 18, 1999, Wizja Sport, a Polish-language premium sport channel -to customers on a monthly basis in certain Company's cable systems. The Company plans to create additional pay-per-view channels that will also be offered to cable customers for an additional charge.

     Romania. We are currently involved in the operation of seven cable companies in Romania. Since 1993, when we first entered the Romanian market, we have widened our customer base through acquisition and marketing activities in conjunction with build out. Our Romanian systems offer subscribers two of three different tiers of programming. We currently have plans to launch telephone or Internet/data services in the Romanian systems.

     We recently entered into a joint venture with the owners of two Romanian cable television companies (collectively, "AST") to which our and AST's Romanian assets were contributed. We hold a 70% interest in the joint venture and the former owners of AST hold the remaining 30%. Together, the joint ventures systems have more than 250,000 subscribers.

     Slovak Republic: UPC Slovensko s.r.o. We entered the Slovak market in 1995 and in June, 1999 we completed the acquisition of additional cable systems in Bratislava, the capital of the Slovak Republic, and several other cities. This acquisition made us the largest cable operator in the Slovak Republic. We offer subscribers three tiers of cable television service. We plan to introduce internet services in Bratislava in 2000 and in other Slovak cities by 2003. We intend to introduce telephone services in all systems by early 2003.

Other Systems

     Malta: Melita. Melita, of which we own 50%, operates an exclusive franchise network in Malta. Melita currently offers general cable television services and is upgrading its system to be able to provide Internet access and other enhanced services. Pending litigation and recent legislation may, however, affect our ability to offer Internet/data services in Malta.

     We currently own 50% of Melita.  Melita Cable Holdings owns the remaining
50%.

New Businesses

                   UPC Wireless Services: Priority Wireless

     In July of 1999, we created a new wireless subsidiary, which we have branded Priority Wireless. Priority Wireless' purpose is to exploit pending wireless opportunities across Europe as a means of distributing UPC products via wireless technology. During the first half of 1999, we conducted two trials, which confirmed that "wireless local loop" ("WLL") technology is an effective access medium for delivering telephony and Internet/data services. The trials were conducted in France and the Netherlands.

     In 1998, Priority Wireless obtained a 3.5 GHz national WLL license in Norway and after the 1999 trial launched commercial services in Oslo, Norway in January 2000. In March 2000, UPC acquired 26 GHz spectrum in Norway as a result of the acquisition of ElTele Ostfold and ElTele Vestfold. In March 2000, UPC was awarded a national 3.5 GHz license in Spain were it is part of a consortium called ALO' 2000. The consortium partners include RSL Com LTD, Dragados SA, and Hidroelectrica Del Cantabrico SA. Also in March 2000, in an auction, UPC won a national 3.5 GHz license in Switzerland and regional 26 GHz licenses in Geneva and Zurich. There are additional regional 26 GHz auctions occurring in Switzerland through April 2000. UPC has submitted applications for spectrum in France and Finland and is registered to participate in the WLL auction in Austria, starting April 10, 2000. Throughout the next 18 months additional WLL spectrum is being offered. UPC plans to participate in these offerings as they unfold.

     UPC, through Priority Wireless, is exploring opportunities in mobile telephony, including 3rd Generation/Universal Mobile Telephone System ("3G/UMTS") and Mobile Virtual Network Operator ("MVNO").

                                E-Ventures Fund

     UPC, together with chello broadband and United, announced their intention in March 2000, to form an E-ventures fund. The venture will be funded equally by the three parties and will source investment ideas primarily from the Internet and advanced technology sectors from the United/UPC global network. UPC intends to contribute its investment in Sorrento Networks Inc. of USD16.5 million as the first key investment in the fund. In March 2000, UPC invested in Sorrento Series A Convertible Preferred Stock, with the UPC investment representing 33% of the Convertible Preferred Stock sold by Sorrento. Based in California, Sorrento Networks is a subsidiary of Osicom Technologies Inc., a NASDAQ traded company. Sorrento is a developer of metro optical networking systems used in both the interoffice and access networks. The company's systems offer an all-optical end-to-end solution that improves bandwidth utilisation, reduces network costs and complexity and provides a scalable, efficient and dynamically manageable platform to meet rapidly growing and changing bandwidth demands.

                              Central Europe DTH

     During the first quarter of 2000, we began an initiative to leverage off of our Polish DTH and programming businesses to other countries in Central Europe, including the Czech Republic, Slovakia and Hungary. We believe there is a significant demand for multi-channel television in these markets, which is not being met by cable television. Further, we believe that we can obtain operating efficiencies by leveraging off of our Polish DTH personnel, facilities and satellite distribution assets. We have budgeted approximately 62.0 million in 2000 for development and the launching of this business which is expected in the fourth quarter of 2000.

                               SBS Tender Offer

     We own approximately 23.5% of the outstanding stock of SBS. On March 9, 2000 we announced our intention to commence a tender offer to acquire all the shares of SBS that we do not already own. SBS owns and operates television and radio broadcasting stations in Scandinavia and other European markets. SBS currently owns and operates television stations that broadcast into Norway, Sweden, Denmark, Flemish Belgium and the Netherlands, and together with two European partners, operates the first national private television network in Hungary. Additionally, SBS owns a minority interest in a national television network in Italy, operates a television station in Slovenia under the terms of a management and funding agreement and owns 50% of a Swiss company which in March 1999 was awarded a national terrestrial broadcasting license to broadcast in Switzerland. SBS also owns and operates radio stations, which broadcast in Denmark, Sweden and Finland.

     The supervisory boards of both companies have approved the transaction. We have agreed to initiate an exchange offer to acquire SBS's shares at a per share price of USD40 in cash plus 0.57144 of a share of our ordinary shares A, subject to adjustment. We will adjust the stock portion of the purchase price under certain circumstances so that SBS shareholders will receive not less than USD77.50 and not more than USD86.00 for each SBS share exchanged, based on our average closing share price prevailing on the trading days ending shortly prior to making the exchange offer. We intend that all shares not purchased in the exchange offer will be converted into the right to receive the same cash and stock consideration as provided in the exchange offer, in a second step transaction following consummation of the exchange offer. This transaction is subject to a number of conditions, including regulatory approval.

                               Other Information

Employees

     As of December 31, 1999, we, together with our consolidated subsidiaries, had approximately 6,631 employees. Certain of our operating subsidiaries, including our Austrian, Dutch and Norwegian systems, are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are generally good.

                                  Regulation

     The provision of video, telephone, Internet/data and broadcasting networks and services in the countries in which we operate is regulated. The scope of regulation varies from country to country, although in some significant respects regulation in our Western European markets is harmonized under the regulatory structure of the European Union ("EU"). Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, limit our revenues, and limit the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnection obligations and open-network provision obligations. Failure to comply with current or future regulation could expose us to various penalties.

     Set forth below is an overview of the types of regulation that affects our video, telephone and Internet/data services as well as a summary of the regulatory environment in the EU and the countries in which we operate our major systems.

                                Video Services
                                --------------

     In the provision of video services, our operating companies are generally required to either obtain licenses or permits from or notify or register with the relevant regulatory authorities. In some countries, including France and Israel, we pay annual franchise fees, based on the amount of our revenues.

     In most countries where we operate, we are required to transmit to subscribers certain "must carry" channels, which generally consist of public national and local channels. Certain countries have adopted additional programming requirements, for example, in the Netherlands and Israel. In The Netherlands, applicable statutes require cable operators to transmit at least 15 television channels, including "must carry" channels, to all subscribers and, pursuant to agreements with certain municipalities, we are obligated to transmit between 20 and 30 channels in our basic tier. In Israel, cable television providers must obtain an authorization from the regulatory authority to add or remove channels from their cable programming offerings and must spend at least 15 percent of their programming expenses on local programming.

     The regulatory authorities in many countries where we operate also impose pricing restrictions. Generally, basic tier price increases must be approved by the relevant local or national authority. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index.

Telephone

     The liberalization of the telecommunications market in much of Europe allowed new entrants like us to enter the telephone services market. The regulatory situation in some markets in which we operate, including the Czech Republic, Israel and Romania, currently precludes us from offering telephone service. Generally, our operating companies are required to obtain licenses to offer telephone services, although, for example, in Norway, providers without significant market power need only register with the appropriate regulatory authority. Our operating companies have, to date, not been subject to telephone rate regulation but would become subject to such regulation in a number of jurisdictions upon becoming a significant market power. In Austria, although not subject to rate regulation, we must notify the regulatory authority of our tariff structure and any subsequent price increases.

     Incumbent telephone providers in each EU market are required to offer new entrants into the telephone market interconnection with their networks. Interconnection must be offered on a non-discriminatory basis and in accordance with certain principles set forth in the relevant EU directive, including cost-based pricing. In some countries, including Austria, the Netherlands and Norway, we have had to seek the intervention of the regulatory authority in interconnection agreement negotiations with the incumbent operators. Following regulatory intervention in Austria, the incumbent operator brought an action in the Austrian courts seeking to revise certain terms of its interconnection agreements with a number of other telephone service providers. This action is still pending before the Austrian Supreme Administrative Court.

                                 Internet/Data
                                 -------------

     Our chello broadband subsidiary and most of our operating companies must comply with both EU regulation and with relevant domestic law in the provision of Internet access services and on-line content. In several countries, including Norway and Hungary, the provision of Internet/data services does not require any sort of license or notification to a regulatory body. Other countries, including Austria, Belgium and The Netherlands, require that providers of these services register with or notify the relevant regulatory authority of the services they provide and, in some cases, the prices charged to subscribers for such services. Our operating companies that provide Internet services must comply with both Internet-specific and general legislation concerning data protection, content provider liability and electronic commerce. As regulation in this area develops, it will likely have a significant impact on the provision of Internet services by our operating companies.

Broadcasting

     In addition to national laws which implement the EU directives on broadcasting, various other types of national broadcasting regulations apply to SBS and @Entertainment's Wizja TV. Over-the-air, terrestrial television and radio broadcasters operate pursuant to licenses granted by national or local regulatory authorities that allow use of certain radio frequencies in a specified geographic area, generally for a limited duration which can be renewed. Broadcasters operate subject to various regulatory conditions, such as limitations on advertising, program content and ownership.

Competition Law and Other Matters

     EU directives and national consumer protection and competition laws in our Western European and certain other markets impose limitations on the pricing and marketing of integrated packages of services, such as video, telephone and Internet/data services. These limitations are common in developed market economies and are designed to protect consumers and ensure a fair competitive market. While we may offer our services in integrated packages in our Western European markets, we are generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephone, that a subscriber might not otherwise take. In addition, we must not abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization between our business lines that would have this effect would be prohibited. We have to be careful, therefore, in accounting for discounts in services provided in integrated packages.

European Union

     Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements directives issued by the EU Commission and other EU bodies. Although not an EU Member State, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles on the same timetable as EU member states. The Czech Republic, Hungary, Malta, Poland, Romania and the Slovak Republic, which are in the process of negotiations of their membership into the EU, started adjusting their regulatory system to EU requirements. As a result, most of the markets in which we operate or have pending acquisitions have been significantly affected by regulation initiated at the EU level.

     On November 10, 1999 the European Commission released a report proposing new EU policies for telecommunications regulation and requested comments on its proposals. The proposed regulatory framework would attempt, among other things, to decrease national variations in regulations and licensing systems and further increase market competition. These policies would seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. The European Commission is also proposing to use competition laws rather than regulation to prevent dominant carriers from abusing their market power. The European Commission is proposing that communications networks and services be assigned by general authorizations (with specific authorizations for assignment of radio spectrum), and that the EU harmonize spectrum allocation and spectrum policy decisions. The proposals include facilitating transfers of radio spectrum.

     Video Services

     Conditional Access. EU member states regulate the offering of conditional access systems, such as program decoders used for the expanded basic tier services offered by many of our operating companies. Providers of such conditional access systems are required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters.

     Broadcasting. Generally, broadcasts emanating from and intended for reception within a country have to respect the laws of that country. EU member states are required to allow broadcast signals of broadcasters in other member states to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating member state. An EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters.

     Another major EU directive for broadcasting, requires member states to permit a satellite broadcaster to obtain the necessary copyright license for its programs in just one country (generally, the country in which the broadcaster is established), rather than obtaining copyright licenses in each country in which the broadcast is received.

     Telephone and Internet/Data Services

     Liberalization of Telecommunications Services and Infrastructure. A central aim of the liberalization process has been to reduce the monopoly power of the incumbent telecommunications operators in order to introduce competition in the European telecommunications market. Liberalization measures have been adopted under the EU Treaty's competition rules and harmonization measures based on the principle that special and exclusive rights should be abolished and that public telecommunications networks have to be made accessible on the basis of objective, transparent, public and non-discriminatory conditions. Many measures apply only to providers of public telecommunications networks or services having significant market power in a particular market. The exclusive rights of incumbent operators in the EU to provide telecommunications services were gradually removed so that competing operators and service providers would be entitled to offer all telecommunications services other than public voice telephone. The incumbent telecommunications invariably owned the national networks, however, and the lack of an alternative infrastructure to provide such liberalized services operated as a major barrier to entry into the market by competitors. In an effort to overcome this barrier, the EU introduced a directive that required member states to remove existing restrictions on the use of cable television networks to provide telecommunications services. As a result of these directives, our Western European operating companies may establish and provide telecommunications networks and/or services, including public voice telephone and Internet/data services, through their cable networks, subject to obtaining the necessary licenses and authorizations.

     EU telecommunications operators that have exclusive rights to provide cable television network infrastructure in a given area and achieve an annual turnover in the relevant telecommunications market of more than Euro50 million must account separately for their telecommunications services and any cable television services. In The Netherlands and Belgium, this requirement applies to all telecommunications operators providing both cable television and other telecommunications services under national law irrespective of the above-mentioned requirements. Should any of our operating companies in the EU with exclusive rights to cable television infrastructure achieve the requisite turnover, they would become subject to these requirements.

     In June 1999, the European Commission adopted a directive requiring member states to enact legislation directing certain telecommunications operators to separate their cable television and telecommunications operations into distinct legal entities. This directive is intended to aid the development of the cable television sector and to encourage competition and innovation in local telecommunications and high speed Internet access. The directive includes competition safeguards to deter anticompetitive cross-subsidies or discrimination by incumbent telecommunications operators as they enter into cable television or broadband services.

     Interconnection. An EU directive sets forth the general framework for interconnection, including general obligations for telecommunications operators to allow interconnection with their networks. The directive requires member states to impose obligations on public telecommunications network operators to negotiate interconnection agreements on a non-discriminatory basis. Public telecommunications network operators with significant market power (which, although it may vary, is generally presumed when an operator has 25% or more of the relevant market) are subject to additional obligations. They must offer interconnection without discriminating between operators that offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection and carriage of telephone traffic. The directive also contains provisions on collocation of facilities, number portability with certain exceptions, supplementary charges to contribute to the costs of universal service obligations and other interconnection standards. As a result, if the principles in the directive are fully applied, our operating companies in the EU and Norway should be able to interconnect with the public fixed network and other major telecommunications networks on reasonable terms in order to provide their services.

     Licensing. EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization which is conditional upon "essential requirements," such as the security and integrity of the network's operation. Licensing conditions and procedures must be objective, transparent and non-discriminatory. Member states may issue individual licenses in certain situations. For example, the provision of public voice telephone services and the establishment or provision of public telecommunication networks may be subject to individual licenses. In addition, telecommunications operators with significant market power may be required by member states to hold individual licenses carrying more burdensome conditions than the authorizations held by other providers. Significant market power is typically 25% of the relevant market. License fees can only include administrative costs except in the case of scarce resources where additional fees are allowed.

     Regulation of the Internet. Although Internet-specific regulations have not been issued, EU policy may develop harmonized principles of "responsibility of content" to apply to Internet access providers analogous to those applicable to publishing companies. We do not expect such regulations to materially adversely affect our Internet business plans.

Austria

     Video Services. The city of Vienna's approval is required for changes in subscriber rates for basic tier service.

     Telephone Services.   Telekabel Wien has received a license to provide
public voice telephone services in the entire Republic of Austria and a license for the public offer of leased lines through its cable network. These licenses are granted for an unlimited period of time.

     In November 1998, Telekabel Wien entered into an interconnection agreement with TA, the incumbent operator. Difficulty and delay in negotiations and agreement led Telekabel Wien to seek the intervention of the Austrian telecommunications regulator, which determined the principal terms of the agreement. TA brought an action in the Austrian courts against some of the major carriers to revise the terms of the interconnection arrangement. The Supreme Constitutional Court ruled in March 1999 that the TA's constitutionally guaranteed rights were not infringed. However, the court left open the issue of whether the decree issued by the telecommunications regulator was otherwise lawfully issued. The case is now pending before the Austrian Supreme Administrative Court.

     Recently, the TA brought an action before the Austrian Supreme Administrative Court against a decision of the telecommunications regulator, which determined the principal terms of granting Telekabel Wien direct access to telephone customers. If the court decides in favor of TA, the telecommunications regulator will have to make a new decision and lay down new conditions for the direct access to the telephone customers. This may also lead to the payment of additional costs by Telekabel Wien for the direct access, even for past periods.

     Although there are no voice telephone pricing regulations currently applicable to Telekabel Wien, the Telekom Control Commission must be notified of the tariff structure and any subsequent rate increases. In addition, if Telekabel Wien were held to have significant market power (as defined in Austria's Telecommunications Act) with respect to the services offered, certain matters including tariffs would become subject to the approval of the Telekom Control Commission.

Belgium

     Video Services. A cable operator needs to obtain a governmental authorization from the appropriate regional authorities to operate a cable
television system.   Special authorizations are also required for the
distribution of non-EU programs, both in Flanders and in Brussels, and we have
requested a special authorization in Brussels.   Cable television operators are
required to transmit particular local, national and other channels as part of their basic tier.

     Telephone Services.   UPC Belgium holds a permanent license to build and
operate a public telecommunications network and a license to offer voice services.

France

     Video Services. Cable television operators must obtain licenses granted by the Conseil Superieur de l'Audiovisuel and must also enter into agreements with local authorities covering public service delegation and/or public domain
occupancy.   Some of UPC France's agreements with local authorities require the
local authorities' approval for a change of basic rates.   Cable television
operators are required to transmit particular channels as part of their basic tier service. Various other national laws also restrict the content of programming distributed by cable television operators.

     Telephone Services. Mediareseaux holds licenses granted by the Minister of Telecommunications for a public telecommunications network and voice telephony services in three French departments in the Paris region. Mediareseaux has applied for a nation-wide license. Mediareseaux was granted temporary licenses in December 1998 and April 1999 to conduct experimental business in the field of wireless local loop in the Champs sur Marne area. UPC France's other operating companies do not hold any telecommunications licenses.

The Netherlands

     Video Services. Operators in The Netherlands do not require a license for the installation, maintenance or operation of a cable network. Network operators need only register with the Dutch Independent Post and Telecommunications Authority ("OPTA"). Cable television network providers must transmit to all its subscribers at least 15 programs for television and at least 25 programs for radio, including approximately seven television and nine radio "must carry" channels. Our Dutch operating companies often purchased their cable television networks from the local municipalities. Pursuant to the terms of the agreements with the municipalities, the Dutch operating companies were obligated to continue to provide basic tier services of between 20 and 30 television channels, including the 15 required under the media laws.

     In April 1999, A2000 and the municipality of Amsterdam reached an agreement on a large-scale introduction of digital decoders and a reduction of the basic cable television package to 15 channels. The agreement allows A2000 to migrate a number of popular commercial channels to its expanded basic tier. Once the digital decoders are introduced the price for the rate regulated 15 public channel basic fee will be reduced and the price for the expanded basic tier will increase over time until it becomes unregulated in 2001. The agreement will initially affect approximately 390,000 customers in the greater Amsterdam area. Negotiations with the remaining municipalities are in process.

     Telephone Services. Until recently, the fixed telecommunications infrastructure was a statutory monopoly of KPN. Cable television networks may now be used for the provision of all telecommunications services. Number portability was introduced in The Netherlands in 1999.

     UPC Netherlands has entered into a total of three interconnection agreements with KPN, WorldCom and Enertel networks. In a decision of November 29, 1999, OPTA ruled that the temporary tariffs (based on KPN's expected costs) that KPN can charge for interconnection for the period between July 1, 1999 and July 1, 2000 will be higher than the temporary tariffs that KPN was allowed to charge for the previous period. The costs for Priority Telecom for interconnection with KPN are therefore likely to rise. In its decision of December 16, 1999, OPTA ruled that the temporary interconnection tariffs that it set for the period of July 1, 1998 to July 1, 1999 will not be corrected pursuant to calculations based upon KPN's actual costs over that period.
OPTA has therefore decided to consider these temporary interconnection tariffs as the definitive tariffs (although on the basis of the calculation that OPTA made, the tariffs for this period should be higher, it decided not to allow a raise since that would have a negative effect on the position of new entrants in the market). In the event that this decision of OPTA is challenged and the definitive tariffs are consequently determined on the basis of KPN's actual costs as calculated by OPTA, Priority Telecom may have to reimburse KPN on the basis of the difference between the temporary and the definitive tariff.

     While Priority Telecom's telephone service is not currently subject to price regulation, the prices of its competitor, KPN, are. OPTA indicated that during 1999 KPN should reduce its end-user tariffs in accordance with principles of cost orientation as set forth by OPTA. The fact that KPN's end-user tariffs for all of its basic telephone services (with the exception of international calls but including ISDN) must be cost orientated may have a negative effect on Priority Telecom's ability to compete.

Norway

     Video Services.   Under Norway's Telecommunications Act, the installation
and operation of the cable infrastructure and equipment must be authorized by and registered with the Norwegian Post and Telecommunications Authority on the basis of certain necessary technical qualifications. Cable television providers have "must-carry" obligations obliging them to include three national channels and typically one local television channel in their basic tier services. UPC Norge obtained in 1998 a three-year programming license to offer pay- per-view programming and some other services. At the expiration of this license, we expect to renew the license or to have authorization to engage in such activities without a license.

     Telephone Services.   For telephone operators and service providers without
significant market power, as is currently the case with UPC Norge, no license is required to offer voice telephone services. Such providers need only register with the Norwegian Post and Telecommunications Authority.

     UPC Norge has entered into an interconnection agreement with Telenor. Mediation proceedings before the Norwegian Post and Telecommunications Authority between UPC Norge and Telenor concluded in July 1999. The mediation related to certain changes UPC Norge that wished to make to its current interconnection agreement with Telenor. As a result of the mediation an amendment protocol was added to the interconnection agreement. According to this amendment protocol, UPC Norge and Telenor have agreed that the current interconnection agreement will remain in force until a new interconnection agreement has been negotiated. Negotiation of the new interconnection agreement commenced in September 1999.

Sweden

     Video Services.   Apart from certain limited rules governing program
content, the Swedish cable television industry is fully deregulated. No license is required to operate cable television services in Sweden. Cable television operators are presently required to transmit three or four "must carry" channels.

     Telephone Services. Stjarn has a license to provide telephone services to a fixed termination point and has entered into an interconnection agreement with Telia, the Swedish incumbant telephone provider.

Israel

     Video Services. As part of the liberalization policy adopted by the Israeli Communications Ministry, the telecommunications and cable television market in Israel is expected to undergo significant reforms beginning towards the end of 2000. We expect that these reforms will include opening the multi-channel television business to competition by granting licenses to direct to home satellite operators and opening the local telephone and Internet/data transmission markets to competition by granting licenses to independent operators, thereby allowing competition with Bezeq, the Israeli incumbent telecommunications operator. Upon expiration of the existing cable television licenses, the regulatory authorities may eliminate franchise exclusivity and permit other operators to apply for cable television licenses to compete in the cable television market.

     Pursuant to its franchise agreements, Tevel must provide within its basic tier five tape-delivered channels subtitled in Hebrew. Tevel and other Israeli cable operators own a company that supplies this programming. This ownership is considered a "restrictive arrangement" under Israeli competition law and is regulated by the Restrictive Trade Practices Tribunal. These cable operators have received various challenges on these arrangements from competitors and the tribunal is considering actions against these arrangements.

     Cable operators must obtain authorization to add or remove channels from their service from the Ministry of Communications. Tevel currently is required to provide three "must-carry" off-air channels. Its current arrangement currently prohibits "tiering" of video services. The Communications Ministry made a preliminary determination approving "tiering" of cable television services upon the earlier of DTH satellite service providers achieving 250,000 subscribers (approximately 100,000 subscribers from the Tevel franchise areas) or a period of 9 months from the first day of commercial broadcast of DTH service. If adopted, the ministry's determination further provides that cable television operators must sell certain previously exclusive channels to DTH providers prior to the introduction of tiering.

     Restrictive Trade Practices Matters. On November 8, 1999, the Restrictive Trade Practices Tribunal announced its determination that all Israeli cable television operating companies, including Tevel and Gvanim, were monopolies in their respective franchise areas in the field of supplying multi-channel pay television. Tevel and Gvanim intend to contest this declaration, and they believe the other cable television operators will do likewise. The declaration would subject Tevel to the provisions of the Israel Anti-trust law applicable to monopolies. In addition, the Commissioner announced that he is considering (i) declaring Tevel and Gvanim monopolies in the fields of wide-band infrastructure in their respective franchise areas and (ii) declaring all of the cable companies monopolies in the field of content purchased for multi-channel television use.

     On November 30, 1999, Tevel was notified by the Restrictive Trade Practices Authority of the Authority's anti-trust investigation in connection with Tevel's provision of multi-channel television services to hotels and kibbutzim within its franchise areas.

     Telephone Services. As part of the proposed liberalization of the telecommunications market, Tevel and Gvanim expect to be permitted to provide Internet/data and voice telephone services in their franchise areas, and to interconnect with Bezeq on non-discriminatory terms with cost-based rates. There may be limits on a cable television system's ownership, operation or marketing with a provider of telecommunications services.

Czech Republic

     Video Services. Cable television operators in the Czech Republic must obtain permits to establish and operate cable television networks. In addition, cable television operators must either obtain a license to broadcast television programming over the network or register to distribute television programming over the network, depending on the services provided and distribution technologies used.

     Telephone. In the Czech Republic, SPT TELECOM currently has exclusive rights for the provision of international and long-distance services, including local telephone services outside of delineated local networks. The liberalization of the telephone market in the Czech Republic is expected to begin on January 1, 2001, with full liberalization in place by December 31, 2002.

Hungary

     Video Services. Cable operators in Hungary are not granted exclusive franchises; however, all cable operators must be properly registered with the appropriate government agency and must meet certain technical licensing requirements. Cable operators are required to carry certain "must carry" channels in their basic tier. A single cable operator may not provide service to homes exceeding in the aggregate one-sixth of the Hungarian population. Hungarian regulatory authorities are currently investigating whether Telekabel Hungary is in compliance with this rule. We expect the investigation to be concluded by early 2000.

     Telephone Services. MATAV and other local telephony providers, including Monor, have a monopoly in local voice telephony services in their respective service areas until 2002. Recent legislation restricts MATAV and other local telephony providers, including Monor, from acquiring additional cable assets.

Poland

     Video Services. Cable television operators in Poland are required to obtain permits to install and operate cable television systems and must register certain programming that they transmit over their networks.

@Entertainment's subsidiaries have registered most of the programming that they transmit on their cable networks, except programming transmitted on networks for which they do not have permits.

     Most of the Wizja proprietary channels and all channels on the Wizja platform are currently licensed in the United Kingdom by the Independent Television Commission as satellite television services. As such, they are then retransmitted under the European Convention on Transfrontier Broadcasting to Poland and then distributed via cable and DTH in Poland. As its regulatory regime develops, Poland may seek to regulate the reception of DTH signals. Poland's regulatory environment is undergoing constant change. A new draft Telecommunications Law is currently under discussion in the Polish Parliament. We do not know how such change will impact our business.

     Telephone Services. @Entertainment will be required to obtain additional permits from the Minister of Communications to offer other telecommunications services such as Internet access or broadband transmission services.

     Foreign Ownership Restrictions. Cable television permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. Programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33% of the share capital, ownership interest and voting rights. The majority of the management and supervisory boards of any company holding a broadcasting license must be comprised of Polish citizens residing in Poland. We believe that the ownership structure of @Entertainment and its subsidiaries comply with Poland's regulatory restrictions on foreign ownership.

     Anti-Monopoly Act Matters. Many of the programming agreements that @Entertainment has entered into for its cable networks and its DTH service contain exclusivity clauses which restrict or prohibit the provider of such programming from providing such programming to other cable or DTH operators in Poland. Although such exclusivity clauses are not specifically prohibited under the Anti-Monopoly Act, such agreements may be found unlawful, and therefore unenforceable, if they restrict or hinder competition or otherwise involve the abuse of a dominant position.

     The Anti-Monopoly Office has issued four decisions against subsidiaries of @Entertainment in various local markets deciding the relevant subsidiary had achieved a dominant position and abused that dominant position in the respective market in which it operates. These decisions have been based on one or more of the following actions:

     . a lease operating arrangement of one of our Polish operating subsidiaries;
     . moving certain satellite channels to a new frequency without termination of agreements with subscribers whose television sets are not equipped to receive the new frequency;
     . increasing rates without providing subscribers a detailed basis for the price increases;
     . changing the programming line-up without sufficient notice to subscribers;
     . offering extended basic tier services in certain forms; and . certain rate increases and penalty charges.

One of these decisions has been overturned by the Anti-Monopoly court and the other three are currently being appealed.

United Kingdom

     The Independent Television Commission ("ITC") regulates almost all television services provided from the United Kingdom. The ITC currently licenses most of @Entertainment's channels, including all DTH channels, as satellite television services. @Entertainment's licenses place several conditions on @Entertainment's provision of services, including program content, program sponsorship and advertising.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

     Our ordinary shares A trade on the Amsterdam Stock Exchange ("AEX") under the symbol "UPC" and ADSs representing ordinary shares A trade on the Nasdaq National Market under the symbol "UPCOY." Both began trading on February 12, 1999, at the time of our initial public offering. The following table shows the range of high and low sales prices reported on the AEX and Nasdaq:

                                                    AEX                    NASDAQ
                                            --------------------     --------------------
                                             High         Low          High         Low
                                            -------     --------     --------   ---------
                                                 (in Euros)            (in US Dollars)
Year ended December 31, 1999:
First Quarter (from February 12, 1999)...   12.75      9.82          13.81      10.85
Second Quarter...........................   20.88     12.40          21.71      13.13
Third Quarter............................   23.12     17.67          23.50      18.79
Fourth Quarter...........................   42.33     19.08          43.49      20.17

     As of March 24, 2000, there were approximately 24 holders of record of our ADSs. We generally do not know who the owners of our ordinary shares A are since they are not held in bearer form.

       We have never paid cash dividends on our ordinary shares.

     In March 2000, at an extraordinary general meeting of shareholders, the shareholders approved the amendment of UPC's Articles of Association to (i) split each ordinary share A, priority share, preference share A and preference share B (as of December 31, 1999, with a nominal value of Euro2.00 each) into three shares with a nominal value of Euro1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of Euro0.02 each) into three shares with a nominal value of Euro0.01 each and (iii) pay up an amount of Euro145.2 million on account of the share premium reserve of the Company. All share and per share amounts have been retroactively restated to reflect the share split from 3:1.

Item 6.   Selected Financial Data
          -----------------------

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the years ended December 31, 1999, 1998, 1997 and 1996 and for the six months ended December 31, 1995 have been derived from our audited consolidated financial statements, as restated to include Monor Communications Group, Inc. and Tara Television Limited for all periods in which their operations were part of United's consolidated results. The following consolidated financial data for the six months ended June 30, 1995 have been derived from unaudited financial statements that, in our opinion, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial data for such periods and as of such date. Due to the relative value of the assets contributed by United and Philips, the cable television properties contributed by Philips are deemed to be our predecessor. On December 11, 1997, United acquired the 50% of us that it did not already own from Philips. As a result of this acquisition and the associated push-down of United's basis on December 11, 1997, the financial information for the years ended December 31, 1999 and 1998 is presented on a "post-acquisition" basis. We adopted the Euro reporting currency effective December 31,1999. We have retroactively restated financial information for all periods presented using the exchange rate fixed on January 1, 1999 of Euro1.0 to
2.20371 Dutch Guilders. The data set forth below for us is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                               UPC                                     Predecessor Interest
                                         --------------------------------------------------------   --------------------------
                                                                                                     Six Months    Six Months
                                                      Year Ended December 31,                          Ended          Ended
                                         --------------------------------------------------------   December 31,    June 30,
                                            1999            1998          1997           1996           1995          1995
                                         -----------    -----------    -----------    -----------   -----------   -----------
                                                         (Euros, in thousands except per share data)
Statement of Operations Data:
    Service and other revenue......         447,501        185,582        153,040        111,257        45,459         41,339
    Operating expense..............        (293,778)       (62,830)       (53,777)       (37,409)      (14,887)       (10,437)
    Selling, general & administrative
      expense......................        (466,260)      (218,587)       (54,030)       (36,836)      (15,255)       (10,709)
    Depreciation and amoritization.        (266,070)       (85,150)       (60,302)       (36,226)      (15,417)        (9,575)
                                         -----------    -----------    -----------    -----------   -----------   -----------
    Net operating income (loss)....        (578,607)      (180,985)       (15,069)           786          (100)        10,618
    Interest income................          28,064          3,357          2,955          1,251         2,906              -
    Interest expense...............        (186,408)       (47,355)       (32,100)       (17,459)       (9,018)             -
    Gain on sale of assets.........            1,501              -              -              -             -             -
    Provision for loss on investment
      related costs................                -         (2,827)        (8,571)             -             -             -
    Foreign exchange gain (loss) and
      other expense................          (22,561)         1,221        (18,634)        (9,620)       (1,532)            -
                                         -----------    -----------    -----------    -----------   -----------   -----------
   Net income (loss) before income
      taxes and other items........         (758,011)      (226,589)       (71,419)       (25,042)       (7,744)       10,618
    Shares in results of affiliated
      companies, net...............          (29,760)       (28,962)       (11,552)       (13,936)      (14,410)       (1,044)
    Minority interests in subsidiaries         1,651            523             69         (1,002)          (87)            -

    Income tax benefit (expense)...            1,822           (551)           748           (231)           70             -
                                         -----------    -----------    -----------    -----------   -----------   -----------
   Net income (loss) .............          (784,298)      (255,579)       (82,154)       (40,211)      (22,171)        9,574
                                         ===========    ===========    ===========    ===========   ===========   ===========
   Basic and diluted loss per ordinary
      share........................           (2.08)          (1.03)         (0.30)         (0.14)        (0.08)         n/a
                                         ===========    ===========    ===========    ===========   ===========
    Weighted-average number of
      ordinary shares outstanding        377,969,829    247,915,834    275,421,933    261,187,767   261,187,767          n/a
                                         ===========    ===========    ===========    ===========   ===========

                                                                                                             Predecessor
                                                                             UPC                              Interest
                                                  --------------------------------------------------------- -----------
                                                                                                              Six Months
                                                                     Year Ended December 31,                    Ended
                                                  ---------------------------------------------------------    June 30,
                                                     1999         1998        1997       1996        1995       1995
                                                  ---------- ----------- ----------- ----------  ----------  ----------
                                                               (Euros in thousands except per share data)
Selected Balance Sheet Data
Non-restricted cash and cash equivalents.....      1,025,460      13,419      45,443      19,807     56,221         182
Other current assets.........................        311,202      61,735      38,762      37,784     78,362       4,538
Investments in affiliated companies                  242,847     223,737     187,706     118,195    122,822       2,360
Property, plant and equipment................      1,908,414     273,628     220,075     188,768    126,053      87,126
Intangible assets............................      2,611,413     308,585     313,129     122,705     94,964         998
    Total assets.............................      6,802,272     938,317     869,309     488,518    478,781     100,013
Short-term debt..............................        213,532     159,664     116,855     204,152    201,207           -
Other current liabilities....................        565,207     110,956      84,150      54,748     42,008      60,035
Long-term debt...............................      3,903,410     533,078     438,397     125,153    107,156           -
    Total liabilities........................      4,770,177     960,208     665,779     389,370    352,817      60,035
    Total shareholders' equity (deficit).....      2,020,200     (33,659)    199,575      97,081    125,329      39,343

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to complete announced transactions and to manage and grow our newer telephone and Internet/data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the years ended December 31, 1999, December 31, 1998 and December 31, 1997, as restated to include Monor Communications Group, Inc., Tara Television Limited, and Ibercom, Inc. for all periods in which their operations were part of United's consolidated results, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

                                 Introduction

     We own and operate broadband communications networks in 12 countries in Europe and in Israel. We provide communications services in many European countries through our business lines: cable television, telephone, DTH and programming, and Internet/data services. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. We intend to continue to increase our presence in the European market through acquisitions as the European telecommunications market consolidates, and to implement our branded package of video, voice and Internet/data product offerings in systems we acquire.

     UPC commenced its present business in July 1995. Most of our operating systems have provided video services for a long time. During late 1997, we introduced Internet/data services as a product offering in our consolidated systems. During 1998, we began the development of several other new businesses including chello broadband, Priority Telecom and UPCtv. During 1998, the Internet/data service business and telephone business were developed at both local country operating companies and at the corporate pan-European level.

                                History of UPC

     Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures. During 1998, significant transactions included our acquisition in January 1998, of 100% of the Combivisie cable television systems in the region surrounding our KTE system in The Netherlands for a purchase price of 82.0 million. Effective January 1, 1998, we combined the Combivisie and KTE systems to form CNBH, which we consolidated through July 1998. In August 1998, we and NUON combined all of our Dutch broadband cable television and telecommunications businesses to form UTH. We contributed 100% of CNBH and 50% of A2000 for our 51% interest in UTH. NUON contributed 100% of Telekabel Beheer. As a result of the creation of UTH, from August 1, 1998 through our acquisition of NUON's 49% interest in UTH in January 1999, we did not consolidate the results of CNBH and accounted for UTH using the equity method of accounting.

     In June 1998, we acquired from Time Warner Entertainment Company L.P. 50% of Kabelkom, the Hungarian cable television system holding company, increasing our existing 50% ownership to 100%. The purchase price was approximately USD27.5 million (26.3 million). Effective June 30, 1998, we combined our interests in Kabelkom with Kabeltel, a group of Hungarian cable television systems located in Budapest and other large Hungarian cities, forming Telekabel Hungary. We own 79.25% of Telekabel Hungary, Hungary's largest cable television operator, and started consolidating its results as of such date.

     During 1999, we have continued to grow through acquisitions. The following table summarizes our larger acquisitions during 1999.

                               Ownership
                                Interest                             Closing       Purchase
Operating Companies             Acquired         Location              Date         Price
-------------------            ---------         --------            -------       --------

UTH (1)........................    49%        The Netherlands      February 1999   235.1

Gelrevision....................   100%        The Netherlands       June 1999      106.1

SBS............................  13.3%         pan-European       July/August 1999  93.0

Stjarn.........................   100%            Sweden           July 1999       371.1

Videopole......................   100%            France          August 1999      126.8

Time Warner Cable France.......   100%            France          August 1999       80.3

@Entertainment.................   100%            Poland          August 1999      750.7

A2000 (2)......................    50%        The Netherlands    September 1999    201.8

Kabel Plus.....................  94.6%    Czech/Slovak Republics  October 1999     141.9

Primacom AG....................  18.2%           Germany          December 1999    230.4

(1)  We acquired the 49% of UTH that we did not already own.
(2)  We acquired the 50% of A2000 that we did not already own.




     We have continued to make acquisitions during 2000.   In February 2000, we
closed the acquisition of Intercomm France Holding S.A., for approximately 36.0 million, plus an 8% interest in UPC France. In February 2000, we acquired an additional 10.2% of SBS for 162.5 million, increasing our ownership in SBS to 23.5%. In March 2000, we announced our intention to commence a tender offer to acquire all of the outstanding shares of SBS that we do not already own. We have agreed to initiate an exchange offer to acquire SBS's shares at a per share price of $40 in cash plus 0.57144 of a share of our ordinary shares A, subject to adjustment. We expect the SBS transaction to close in the third quarter of 2000. In March 2000, we closed the acquisition of K&T Group, a cable system in the Netherlands, for a purchase price of approximately 1,175.0 million. We have also increased our investment in Primacom AG to 24.9%.

Adjusted EBITDA

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

     The introduction of telephone services and Internet/data services had a significant negative impact on operating income (loss) and Adjusted EBITDA during 1999. We expected this negative impact due to the high costs associated with obtaining subscribers, branding, and launching these new services against the incumbent operator. This negative impact is expected to decline. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur.

     Stock based compensation expense results from our stock option and phantom stock option plans, including the plans of our subsidiary chello. Prior to our initial public offering, our stock option plan required variable plan accounting. Under variable plan accounting, increases in the fair market value of our shares result in compensation charges that are expensed for vested options. Decreases in fair market value would result in compensation credits. A compensation charge is generally a non-cash expense. Following our initial public offering, our stock option plan no longer requires variable plan accounting, however, our phantom stock option plan and the chello plans continue to require variable plan accounting.

     We currently classify our business into five segments, comprised of 1) cable television, 2) telephone (Priority Telecom and UPC affiliates), 3) Internet/data (chello and UPC affiliates), 4) programming and DTH and 5) corporate and other. The following table presents an overview of our revenue and adjusted EBITDA by segment for the years ended December 31, 1999, 1998 and 1997.

                                                                          For the Years Ended December 31,
                                                               -------------------------------------------------------
                                                                    1999               1998                  1997
                                                               --------------      --------------      ---------------
                                                               (Post-Acquisition)  (Post-Acquisition)  (Pre-Acquisition)
                                                                                  (Euros, in thousands)
Revenue:
Cable..................................................           363,348               171,446            145,409
Telephone..............................................            40,273                   241                  -
Internet/data..........................................            25,055                 4,295                347
Programming and DTH....................................            11,370                   611                 45
Other..................................................             7,455                 8,989              7,239
                                                               ----------          ------------        -----------
                                                                  447,501               185,582            153,040
                                                               ==========          ============        ===========
Adjusted EBITDA:
Cable..................................................           116,509                76,600             60,155
Telephone..............................................           (42,099)               (5,249)                 -
Internet/data..........................................           (76,267)              (11,281)               175
Programming and DTH....................................           (76,565)               (4,570)            (5,233)
Other..................................................           (41,405)               (4,933)            (7,679)
                                                               ----------          ------------        -----------
                                                                 (119,827)               50,567             47,418
                                                               ==========          ============        ===========


                          Overview of Our Activities

     To date, our primary source of revenue has been video entertainment services. For the years ended December 31, 1999, December 31, 1998 and December 31, 1997, our video services accounted for approximately 81.2%, 92.4% and 95.0%, respectively, of our consolidated revenues. For the same periods, our telephone services accounted for about 9.0%, 0.1% and 0%, respectively, of our consolidated revenue, our Internet/data service accounted for about 5.6%, 2.3% and 0.2%, respectively, and our DTH and programming revenues accounted for about 2.5%, 0.3% and 0%, respectively.

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

     We believe that our new services will continue to have a negative impact on our operating income and EBITDA due to the one time costs associated with obtaining a customer. We have defined these costs as "customer acquisition costs" and have begun to track these costs. Customer acquisition costs consist of sales commissions and call-for-action type advertising.

                                Cable Television

     Our operating systems generally offer a range of video service subscription packages including a basic tier, which typically includes 26 to 32 channels, and an expanded basic tier, which typically includes 6 to 13 additional channels.
In some systems, we also offer mini-tiers, premium programming, which typically includes 2 channels and pay-per-view programming, which includes 5 to 10 channels.

     Historically, video services revenue has increased as a result of:

     .  acquisitions of systems,
     . subscriber growth from both well established and developing systems, and . increases in revenue per subscriber from basic rate increases and the introduction of expanded basic tiers and pay-per-view services.

Pricing

     We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming, which are generally offered only to expanded basic tier subscribers.

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

Results of Operations - Cable Television

     The following table sets forth information from, or derived from, our consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

                                                                                   For the Years Ended December 31,
                                                                       -------------------------------------------------------
                                                                            1999                 1998               1997
                                                                       ----------------    ----------------    ----------------
                                                                       (Post-Acquisition)  (Post-Acquisition)  (Pre-Acquisition)
                                                                                         (Euros, in thousands)
Service and other revenue........................................           363,348             171,446           145,409
Operating expense................................................          (143,131)            (55,718)          (50,616)
Selling, general and administrative expense......................          (103,708)            (39,128)          (34,638)
                                                                       -------------       -------------       -----------
                                                                            116,509              76,600            60,155
Adjustments:
Stock-based compensation expense.................................                 -                   -                 -
                                                                       -------------       -------------       -----------
Adjusted EBITDA..................................................           116,509              76,600            60,155
                                                                       =============       =============       ===========
As a percentage of revenue:
Operating expense................................................           -39.49%             -32.50%           -34.81%
                                                                       =============       =============       ===========
Selling, general and administrative expense......................           -28.54%             -22.82%           -23.82%
                                                                       =============       =============       ===========
Adjusted EBITDA..................................................            32.06%              44.68%            41.37%
                                                                       =============       =============       ===========

Revenue - Cable Television

     During the year ended December 31, 1999, our cable television revenue increased 191.9 million to 363.3 million from 171.4 million for the year ended December 31, 1998, a 112.0 % increase. The increase in cable television revenue resulted primarily from our acquisitions in 1999, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television revenue attributable to acquisitions made during 1999 totaled 160.8 million, or 83.7% of the total increase. Of this increase, acquisitions in the Netherlands represents 59.3%, acquisitions in France represent 12.7%, the acquisition in Poland represents 15.8% and the acquisition in Sweden represents 7.8%. The remaining increase in cable television revenue of approximately 16.3% came from subscriber growth, increased revenue per subscriber in Austria, Norway, our existing system in France, and our systems in Eastern Europe and the inclusion of a full year of operations in 1999 for acquisitions completed in 1998.

     During the year ended December 31, 1998, our cable television revenue increased 26.0 million to 171.4 million from 145.4 million for the year ended December 31, 1997, a 17.9 % increase. The increase in cable television revenue resulted primarily from the acquisition of Combivisie in January 1998 which was consolidated through July 31, 1998 and the consolidation of Telekabel Hungary effective July 1, 1998. Of the 26.0 million, approximately 21.6% was attributable to Combivisie and 48.5% was attributable to Telekabel Hungary. The balance of the increase in cable television revenue came from subscriber growth and in revenue per subscriber in Austria, Norway, our existing system in France, and our systems in Eastern Europe.

Operating Expense - Cable Television

     During the year ended December 31, 1999, our cable television operating expense increased 87.4 million to 143.1 million from 55.7 million for the year ended December 31, 1998, a 156.9% increase. The increase in cable television operating expense primarily relates to our acquisitions in 1999, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television operating expense attributable to acquisitions made during 1999 totaled 64.5 million, or 73.8% of the increase. Of this increase, acquisitions in the Netherlands represents 50.8%, acquisitions in France represent 19.7%, the acquisition in Poland represents 18.4% and the acquisition in Sweden represents 7.0%. The remaining increase in cable television operating expense came from subscriber growth and development costs incurred in our systems in Eastern Europe.

     As a percentage of revenue, operating expense increased 6.9% from 32.5% for the year ended December 31, 1998 to 39.4% for the year ended December 31, 1999. This 21.2% increase is primarily due to higher operating costs as a percentage of revenue for systems we acquired during 1999. As a percentage of revenue, operating expenses in our new acquisitions was approximately 38.3%. We expect to reduce this percentage in future years through revenue growth and operating efficiencies.

     During the year ended December 31, 1998, our cable television operating expense increased 5.1 million to 55.7 million from 50.6 million for the year ended December 31, 1997, a 10.1% increase. The majority of this increase was attributable to the acquisitions of Telekabel Hungary and Combivisie. The remaining increase comprised direct costs related to subscriber growth and development costs incurred in France and Eastern Europe.

     As a percentage of revenue, operating expense decreased 2.3% from 34.8% for the year ended December 31, 1998 to 32.5% for the year ended December 31, 1999. This 6.6% decrease is primarily attributable to our acquisition of Combivisie, which was consolidated in our results of operations from January 1998 through July 1998.

Selling, General and Administrative Expense - Cable Television

     During the year ended December 31, 1999, our cable television SG&A expense increased 64.6 million to 103.7 million from 39.1 million for the year ended December 31, 1998, a 165.0% increase. The increase in cable television SG&A expense primarily relates to our acquisitions in 1999, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television SG&A expense attributable to acquisitions made during 1999 totaled 56.9 million, or 88.1% of the total increase. Of this increase, acquisitions in the Netherlands represents 48.3%, acquisitions in France represent 14.8%, the acquisition in Poland represents 24.4% and the acquisition in Sweden represents 6.0%. The increase in cable television SG&A related to 1999 acquisitions was partially offset by decreased cable television SG&A expense in our existing systems, as these systems reached a more developed stage.

     As a percentage of revenue, SG&A expense increased 5.7% from 22.8% for the year ended December 31, 1998 to 28.5% for the year ended December 31, 1999. This 25.0% increase is primarily due to higher SG&A expense as a percentage of revenue for systems we acquired during 1999. As a percentage of revenue, SG&A expense in our new acquisitions was approximately 33.7%. We expect to reduce this percentage in future years through revenue growth and operating efficiencies.

     During the year ended December 31, 1998, our cable television SG&A expense increased 4.5 million to 39.1 million from 34.6 million for the year ended December 31, 1997, a 13.0% increase. The majority of this increase was attributable to the acquisitions of Telekabel Hungary and Combivisie.

     As a percentage of revenue, SG&A expense decreased 1.0% from 23.8% for the year ended December 31, 1998 to 22.8% for the year ended December 31, 1999. This 4.2% decrease is primarily attributable to our acquisition of Combivisie, which was consolidated in our results of operations from January 1998 through July 1998.

                                   Telephone

     We began to offer cable telephone services in July 1997, through our equity investment in A2000. The service was launched under the brand name Nedpoint, now rebranded Priority Telecom. We currently offer local cable telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. Priority Telecom launched its service on a trial basis in Vienna in November 1998 and in February 1999 launched its business and resedential service. Our Priority Telecom service was officially launched in an area of UPC France in March 1999, UPC Norge in April 1999, and a part of UPC Nederland's service area in May 1999. We also provide national and international long distance voice telephone services. In addition to our cable telephone operations, our Monor system offers traditional telephone services.

     Our operating systems offer a full complement of telephone services, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. Additionally, we have begun to offer business services, including dedicated leased lines, LAN inteconnection services and cable ISDN.

Pricing

     In order to achieve high-growth from early market entry, we price our telephone service at a discount compared to services offered by incumbent telecommunications operators. Initially, we will also waive or substantially discount installation fees.

     Revenue from residential telephone consists of a flat monthly line rental and a usage charge based upon minutes. Other telephone revenue includes IP data services to the small and medium sized business customers, carrier select revenue, as well as lease line and other business revenues.

Costs of Operations

     Our telephone cost of operations include interconnect costs, number portability fees, network operations, customer operations and customer care. Interconnect costs are variable based upon usage as determined through negotiated interconnect agreements.

     Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs. Customer acquisition costs consist of sales commissions and call-for-action type advertising.

Results of Operations - Telephone

     The following table sets forth information from, or derived from, our consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

                                                              For the Years Ended December 31,
                                                 --------------------------------------------------------
                                                     1999                  1998                1997
                                                 -------------------  ------------------  ---------------
                                                 (Post-Acquisition)   (Post-Acquisition)  (Pre-Acquisition)
                                                                    (Euros, in thousands)
Service and other revenue......................            40,273                 241                 -
Operating expense..............................           (37,172)               (621)                -
Selling, general and administrative expense....           (60,673)             (8,216)                -
                                                 -------------------   ------------------   --------------
                                                          (57,572)             (8,596)                -

Adjustments:
Stock-based compensation expense...............            15,473               3,347                 -
                                                 -------------------   ------------------   --------------
Adjusted EBITDA................................           (42,099)             (5,249)                -
                                                 ===================   ==================   ==============

As a percentage of revenue:
Operating expense..............................            -92.30%            -257.68%             0.00%
                                                 ===================   ==================   ==============
Selling, general and administrative expense....           -150.65%           -3409.13%             0.00%
                                                 ===================   ==================   ==============
Adjusted EBITDA................................           -104.53%           -2178.01%             0.00%
                                                 ===================   ==================   ==============

Revenue - Telephone

     During the year ended December 31, 1999, our telephone revenue increased
40.1 million to 40.3 million from 0.2 million for the year ended December 31, 1998. During 1999, we launched local telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we consolidated effective September 1, 1999, had an existing telephone service from July 1997.

     During the year ended December 31, 1998, our telephone revenue was limited to revenue from trial launches in Austria and the Netherlands. We had no telephone revenue during the year ended December 31, 1997.

Operating Expense - Telephone

     During the year ended December 31, 1999, our telephone operating expense increased 36.6 million to 37.2 million from 0.6 million for the year ended December 31, 1998. During 1999, we launched local telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we consolidated effective September 1, 1999, had an existing telephone service from July 1997.

     During the year ended December 31, 1998, our telephone operating expense was limited to activities from trial launches in Austria and the Netherlands. We had no telephone operating expense during the year ended December 31, 1997.

Selling, General and Administrative Expense - Telephone

     During the year ended December 31, 1999, our telephone SG&A expense increased 52.5 million to 60.7 million from 8.2 million for the year ended December 31, 1998. Telephone SG&A expense for the year ended December 31, 1999 increased primarily due to the launch during 1999 of local telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. The increase in telephone SG&A is also attributable to stock-based compensation expense, which was 15.5 million for the year ended December 31, 1999, compared to 3.3 million for the year ended December 31, 1998. In addition, during 1999 we continued to incur costs related to the development of the Priority Telecom brand.

     During the year ended December 31, 1998, our telephone SG&A expense was limited to activities from trial launches in Austria and the Netherlands, and development activities in Norway and France and personnel expenses, including stock-based compensation expense of 3.3 million. Also, during 1998 we incurred costs related to the development of the Priority Telecom brand. We had no telephone SG&A expense during the year ended December 31, 1997.

                                 Internet/Data

Services

     We are in the early stages of executing our Internet/data business, and the profitability of both the internet as a mass market delivery vehicle and our business is unproven. Our expansion plans contemplate geographic coverage across several continents, with locally tailored content and products and services in multiple languages. We operate our internet/data business internationally through chello broadband and locally through our operating companies. Chello launched its service in April 1999, and provides high-speed internet access and local portal and integrated broadband content to our local operating companies and non-affiliated operating companies through a franchise agreement. Under the franchise agreement chello provides our affiliates and non-affiliated local operators with high speed connectivity, caching, local language broadband portals, and marketing support for a fee based upon a percentage of subscription and installation revenue. In the future the franchise agreement further provides that the local operator will receive a percentage of the revenue from chello generated e-commerce and advertising. The local operator is responsible for the local network including the upgrade, management and maintenance, sales and training, customer support and service, installation and cost of customer premise equipment. During 1999, substantially all of chello's revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the chello service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets.

     We have commercially launched or trial launched services in eight markets, five of which are our subsidiaries. In these markets, we offer high-speed internet access and local language portals that integrate multi-media, locally relevant content and services specially designed for the broadband environment.

Pricing

     To date, virtually all of our revenues have been derived from monthly subscription fees of which chello receives approximately 40% for its services. Most local operators have chosen to waive installation charges. In the future, we expect to generate revenues from advertising and e-commerce as we develop our portals and our digital set-top box services. Currently, our services are offered to residential subscribers at flat subscription fees ranging from 27 to 40 per month, including VAT. Our flat fee is designed to be generally lower than the costs associated with dial-up internet access, including the access fees and phone charges with dial-up access. For business subscribers which receive services other than our standard broadband internet access services, we generally agree the pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

Cost of Operations

     Our operating expenses consist primarily of leased-line and network development and management costs associated with AORTA and our network generally. Additional costs of operations, includes portal design and development, local connectivity costs, and help desk and customer care costs. Stock-based compensation expenses related to personnel directly working in operations are also a part of our operating expense.

     Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead. Customer acquisiton costs include commissions and call-for-action type advertising.

Results of Operations - Internet/Data

     The following table sets forth information from, or derived from, our consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

                                                           For the Years Ended December 31,
                                                ---------------------------------------------------------
                                                        1999                1998              1997
                                                -------------------  -----------------   ----------------
                                                (Post-Acquisition)  (Post-Acquisition)   (Pre-Acquisition)
                                                                  (Euros, in thousands)
Service and other revenue....................             25,055               4,295               347
Operating expense............................            (61,269)             (3,473)             (172)
Selling, general and administrative expense..           (115,902)            (17,047)                -
                                                -------------------  -----------------   ----------------
                                                        (152,116)            (16,225)              175
Adjustments:
Stock-based compensation expense.............             75,849               4,944                 -
                                                -------------------  -----------------   ----------------

Adjusted EBITDA..............................            (76,267)            (11,281)              175
                                                ===================  =================   ================

As a percentage of revenue:
Operating expense............................            -244.54%             -80.86%           -49.57%
                                                ===================  =================   ================
Selling, general and administrative expense..            -462.61%            -396.90%             0.00%
                                                ===================  =================   ================
Adjusted EBITDA..............................            -304.41%            -262.65%            50.43%
                                                ===================  =================   ================



Revenue - Internet/Data

     During the year ended December 31, 1999, our internet/data revenue increased 20.8 million to 25.1 million from 4.3 million for the year ended December 31, 1998. The increase is primarily due to the launch of residential and business cable-modem high speed Internet access services, branded chello broadband in 1999. During the second quarter of 1999, we launched chello broadband, on the upgraded portion of our networks in Austria, Belgium, France, the Netherlands (with the exception of A2000) and Norway. We launched chello broadband in A2000 and Sweden in the fourth quarter of 1999. Internet/data revenue from 1998 primarily relates to revenue from Austria, Belgium and Norway, which provided Internet access service from 1997.

     In general, chello receives 40% of subscription-based revenue for its service from the local operator. Intercompany revenues are eliminated in our consolidated operating results.

     During the year ended December 31, 1998, our Internet/data revenue increased 4.0 million to 4.3 million from 0.3 million for the year ended December 31, 1997. Internet/data revenue from 1998 and 1997 primarily relates to revenue from Austria, Belgium and Norway, which provided Internet access service from 1997.

Operating Expense - Internet/data

     During the year ended December 31, 1999, our Internet/data operating expense increased 57.8 million to 61.3 million from 3.5 million for the year ended December 31, 1998. The increase is primarily due to the launch of residential and business cable-modem high speed Internet access services, branded as of chello broadband in 1999. During the second quarter of 1999 we launched chello broadband, on the upgraded portion of our networks in Austria, Belgium, France, the Netherlands (with the exception of A2000) and Norway. We launched chello broadband in A2000 and Sweden in the fourth quarter of 1999. Included in the Internet/data operating expense for the year ended December 31, 1999 is 13.5 million of stock-based compensation expense related to chello broadband's phantom stock option plan, compared to nil for the year ended December 31, 1998. Internet/data operating expense in 1998 primarily relates to operating expense from Austria, Belgium and Norway, which provided Internet access service from 1997. In addition we incurred substantial start-up costs from the expansion of the chello business in Australia and New Zealand through trial launches which occurred during the fourth quarter.

     During the year ended December 31, 1998, our Internet/data operating expense increased 3.3 million to 3.5 million from 0.2 million for the year ended December 31, 1997. Internet/data operating expense for the years ended December 31, 1998 and 1997 primarily relates to operating expense from Austria, Belgium and Norway, which provided Internet access service from 1997.

Selling, General and Administrative Expense - Internet/data

     During the year ended December 31, 1999, our Internet/data SG&A expense increased 98.9 million to 115.9 million from 17.0 million for the year ended December 31, 1998. Included in the Internet/data SG&A expense for the year ended December 31, 1999 is 62.3 million of stock-based compensation expense, compared to 4.9 million for the year ended December 31, 1998. The increase is also attributable to the launch of residential and business cable-modem high speed Internet access services, branded as of chello broadband in 1999. During the second quarter of 1999 we launched chello broadband, on the upgraded portion of our networks in Austria, Belgium, France, the Netherlands (with the exception of A2000) and Norway. We launched chello broadband in A2000 and Sweden in the fourth quarter of 1999.

     During the year ended December 31, 1998, our Internet/data SG&A expense increased 17.0 million to 17.0 million from nil for the year ended December 31, 1997. The increase in Internet/data SG&A expense during the year ended December 31, 1998 primarily relates to increased development costs and start-up costs associated with the launch of chello broadband, in addition to expenses related to the further development of Internet/data services.

                              Programming and DTH

     Our consolidated programming and DTH business has been created through internal development and through acquisitions. Historically, we have been and are involved in several country-specific programming ventures, including those dedicated to creating channels for Spain, Israel and Malta. We have developed and launched six channels of various genres since May 1999 and we are constructing a pan-European digital distribution platform that will enable digital distribution of our new channels and other signals to our upgraded networks. Through the acquisition of @Entertainment in August 1999, we have obtained a DTH platform serving the Polish market place, in addition to a Polish-language programming under the brand name Wizja TV. Both directly and through other joint ventures, Wizja TV produces television programming. We distribute our programming packages to third parties, as well as to affiliates.

     Subsequent to our acquisition of @Entertainment, we began to restructure the Polish DTH and programming business by separating them into distinct business lines. We have incurred significant start-up and restructuring costs in this endeavor. We believe that the DTH business will start to become EBITDA positive before subscriber acquisition costs during the second quarter of 2000. However, there can be no assurance that this will occur.

     We expect to incur substantial operating losses related to our programming and DTH businesses for the next two years, while we develop and expand our subscriber base. We are currently negotiating with two major cable associations in Poland in order to expand our distribution to other cable television providers.

Pricing

     For our programming channels, including UPCtv and some Wizja TV channels, we charge cable operators on a per-subscriber fee basis.

     For our DTH services, we generally charge a one-time installation fee when we connect the subscriber, a monthly subscription fee for a basic service and additional monthly subscription fees for premium programming, which includes a movie channel and a sports channel. For the period from the date of acquisition of @Entertainment, August 6, 1999, to November 7, 1999, we sold our DTH reception systems to our customers at a price below cost due to promotional incentives. Subsequent to November 7, 1999 we have retained ownership of these systems.

Costs of Operations

     Programming and DTH operating costs include the costs of programming rights, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contracts commitments. For the period from the date of acquisition of @Entertainment, August 6, 1999, to November 7, 1999, we sold our DTH reception systems to our customers at a price below cost due to promotional incentives. Subsequent to November 7, 1999, we have retained ownership of these systems.

     Selling, general and administrative expenses include marketing and subscriber acquisition costs, legal and accounting, office facilities and other overhead costs.

Results of Operations - Programming and DTH

     The following table sets forth information from, or derived from, our consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

                                                                                  For the Years Ended December 31,
                                                                      --------------------------------------------------------
                                                                            1999                1998                1997
                                                                      ----------------    ----------------    ----------------
                                                                      (Post-Acquisition)  (Post-Acquisition)  (Pre-Acquisition)
                                                                                        (Euros, in thousands)
Service and other revenue.........................................             11,370                 611                  45
Operating expense.................................................            (51,254)             (2,120)             (2,990)
Selling, general and administrative expense.......................            (36,681)             (3,061)             (2,288)
                                                                      ----------------    ----------------    ----------------
                                                                              (76,565)             (4,570)             (5,233)
Adjustments:
Stock-based compensation expense..................................                  -                   -                   -
                                                                      ----------------    ----------------    ----------------

Adjusted EBITDA...................................................            (76,565)             (4,570)             (5,233)
                                                                      ================    ================    ================
As a percentage of revenue:
Operating expense.................................................           -450.78%            -346.97%           -6644.44%
                                                                      ================    ================    ================
Selling, general and administrative expense.......................           -322.61%            -500.98%           -5084.44%
                                                                      ================    ================    ================
Adjusted EBITDA...................................................           -673.39%            -747.95%          -11628.89%
                                                                      ================    ================    ================




Revenue - Programming and DTH

     During the year ended December 31, 1999, our programming and DTH revenue increased 10.8 million to 11.4 million from 0.6 million for the year ended December 31, 1998. The increase is primarily due to our acquisition of @Entertainment, which we began consolidating in August 1999. Programming and DTH revenue from @Entertainment for the five months ended December 31, 1999 was
10.3 million. The balance of the increase in programming and DTH revenue for the year ended December 31, 1999 relates to programming revenue from Tara and UPCtv. We had no DTH revenue prior to the acquisition of @Entertainment.

     During the year ended December 31, 1998, programming revenue increased 0.6 million compared to programming revenue for the year ended December 31, 1997. The increase in programming revenue related to increased revenue from Tara and UPCtv.

Operating Expense - Programming and DTH

     During the year ended December 31, 1999, our programming and DTH operating expense increased 49.1 million to 51.3 million from 2.1 million for the year ended December 31, 1998. The increase is primarily due to our acquisition of @Entertainment, which we began consolidating in August 1999. Programming and DTH operating expense from @Entertainment for the five months ended December
31, 1999 was 47.5 million. During the five months ended December 31, 1999, @Entertainment had non-recurring costs related to selling its DTH reception systems through November 7, 1999, totaling 8.3 million. @Entertainment also experienced increased programming costs. The balance of the increase in programming and DTH operating costs for the year ended December 31, 1999 relates to operating expense from from Tara and UPCtv. We had no DTH operating expense prior to the acquisition of @Entertainment.

     During the year ended December 31, 1998, programming operating expense decreased 0.9 million compared to programming operating expense for the year ended December 31, 1997. The decrease in programming expense relates to decreased operating expense from Tara and UPCtv.

SG&A Expense - Programming and DTH

     During the year ended December 31, 1999, SG&A expense for our programming and DTH business expense increased 36.7 million to 35.1 million from 3.1 million for the year ended December 31, 1998. The increase is primarily due to our acquisition of @Entertainment, which we began consolidating in August 1999. @Entertainment's SG&A expense for programming and DTH for the five months ended December 31, 1999 was 29.9 million. The remaining increase in SG&A expense for programming and DTH for the year ended

December 31, 1999 relates to development activity from UPCtv, as well as increased SG&A expense from Tara. We had no SG&A expense from DTH prior to the acquisition of @Entertainment.

     During the year ended December 31, 1998, programming SG&A expense increased
0.8 million to 3.1 million for the year ended December 31, 1998 from 2.3 million for the year ended December 31, 1997. The increase in programming SG&A expense relates to increased SG&A expense from Tara and UPCtv.

Results of Operations - Corporate and Other

     The following table sets forth information from, or derived from, our consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997.

                                                              For the Years Ended December 31,
                                                   --------------------------------------------------------
                                                         1999               1998              1997
                                                   ------------------  -----------------  -----------------
                                                   (Post-Acquisition) (Post-Acquisition)  (Pre-Acquisition)
                                                                    (Euros, in thousands)
Service and other revenue......................               7,455               8,989            7,239
Operating expense..............................                (951)               (898)               -
Selling, general and administrative expense....            (149,297)           (151,135)         (17,104)
                                                   -----------------   -----------------  ----------------
                                                           (142,793)           (143,044)          (9,865)
Adjustments:
Stock-based compensation expense...............             101,388             138,111            2,186
                                                   -----------------   -----------------  ----------------

Adjusted EBITDA................................             (41,405)             (4,933)          (7,679)
                                                   =================   =================  ================

As a percentage of revenue:
Operating expense..............................              -12.76%              -9.99%            0.00%
                                                   =================   =================  ================
Selling, general and administrative expense....           -2,002.39%          -1,681.33%         -236.28%
                                                   =================   =================  ================
Adjusted EBITDA................................             -555.31%             -54.88%         -106.08%
                                                   =================   =================  ================

Revenue - Corporate and Other

     During the year ended December 31, 1999, our corporate and other revenue decreased 1.5 million to 7.5 million from 9.0 million for the year ended December 31, 1998. Corporate and other revenue is mainly related to management fees which we receive from certain of our non-consolidated investments. The decrease in corporate and other revenue during 1999 is primarily due to the consolidation of UTH effective February 1, 1999 and A2000 effective September 1, 1999.

     During the year ended December 31, 1998, our corporate and other revenue increased 1.8 million to 9.0 million from 7.2 million for the year ended December 31, 1998. The increase in corporate and other revenue is primarily related to management fees we received from UTH.

Operating Expense - Corporate and Other

     During the year ended December 31, 1999, our corporate and other operating expense increased 0.1 million to 1.0 million from 0.9 million for the year ended December 31, 1998.

     During the year ended December 31, 1998, our corporate and other operating expense increased 0.9 million from nil for the year ended December 31, 1997.

Selling, General and Administrative Expense - Corporate and Other

     During the year ended December 31, 1999, our corporate and other SG&A expense decreased 1.8 million to 149.3 million from 151.1 million for the year ended December 31, 1998, a 1.2% decrease. During 1999, we incurred an increase in development costs, such as costs related to the development of our digital set top box, as well as costs incurred for the pan-European branding of the UPC identity. Increased systems' costs related to the planning and preparation for implementing pan-European financial and customer care systems were incurred during the year ended December 31, 1999, as well as costs incurred for the year 2000 readiness of existing systems. We also incurred costs in 1999 related to the development of our regulatory office, as well as additional staffing costs for communications, legal, finance, treasury, investor relations and corporate development. These increases in corporate and other SG&A expenses were offset by a decrease in the stock-based compensation cost for the year ended December 31, 1999.

     During the year ended December 31, 1998, our corporate and other SG&A expense increased 134.0 million to 151.1 million from 17.1 million for the year ended December 31, 1997, an 783.6% increase. The increase in corporate and other SG&A expense primarily relates to stock-based compensation expense of 138.1 million for the year ended December 31, 1998, compared to 2.2 million stock-based compensation expense for the year ended December 31, 1997.

Depreciation and Amortization

     During the year ended December 31, 1999, our depreciation and amortization expense increased 180.9 million to 266.1 million from 85.2 million for the year ended December 31, 1997, a 212.3% increase. Of this increase, 82.4 million relates to increased amortization expense for goodwill created in connection with acquisitions completed during 1999. Amortization related to acquisitions made in the Netherlands and Poland represents 41.4% and 31.3%, respectively. Depreciation expense also increased due to the acquisitions made during 1999 which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

     During the year ended December 31, 1998, our depreciation and amortization expense increased 24.9 million to 85.2 million from 60.3 million for the year ended December 31, 1997, a 41.3% increase. 11.9 million of this increase is attributable to the application of push-down accounting, including goodwill created in connection with the acquisition of UPC. The remaining increase comprised additional depreciation related to the acquisition of Combivisie and acquisition of Telekabel Hungary, additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Interest Income

     During the year ended December 31, 1999, interest income increased 24.7 million to 28.1 million from 3.4 million, a 726.5% increase. During 1999, we earned interest income on the cash received from our initial public offering in February 1999, our debt offerings in July 1999 and October 1999, and our secondary equity offering in October 1999.

     During the year ended December 31, 1998, interest income increased 0.4 million to 3.4 million from 3.0 million for the year ended December 31, 1997, a 13.3% increase.

Interest Expense

     During the year ended December 31, 1999, interest expense increased 139.0 million to 186.4 million from 47.4 million during the same period in 1998, a 293.2% increase. This increase was primarily due to our offering of senior notes and senior discount notes in July 1999 and October 1999. In addition, interest expense related to the @Entertainment senior discount notes is consolidated in our results effective August 1, 1999. See "-- Liquidity and Capital Resources".

     During the year ended December 31, 1998, interest expense increased 15.3 million to 47.4 million from 32.1 million during the same period in 1997, a 47.7% increase. This increase was due primarily to increases in indebtedness related to the UPC Acquisition in December 1997, the acquisition of Combivisie in January 1998 and the acquisition of Telekabel Hungary in June 1998. See "-- Liquidity and Capital Resources".

Provision for Loss on Investment Related Costs

     The provision for loss on investment-related costs totaled nil, 2.8 million and 8.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1998, Tara wrote-off its deferred development costs. During 1997, we made a strategic decision to sell our interest in our Portuguese system due to competitive pressures beyond our control. After receiving several offers for the sale of our Portuguese system substantially less than the carrying value of our investment, we recorded a permanent impairment on the investment. The system was subsequently sold in January 1998.

Foreign Exchange Gain (Loss) and Other Expense

     Foreign exchange gain (loss) and other expense reflected a loss of 22.6 million for year ended December 31, 1999 as compared to a gain of 1.2 million for the same period in 1998. The foreign exchange loss during 1999 was due primarily to our dollar denominated senior discount notes, as the U.S. dollar strengthened against the Euro at the end of 1999.

     Foreign exchange gain (loss) and other expense reflected a gain of 1.2 million for year ended December 31, 1998 as compared to a loss of 18.7 million for the same period in 1997. The foreign exchange gain during 1998 was due primarily to a more stable Dutch guilder in relation to the U.S. dollar during 1998 as compared to 1997. Subsequent to December 31, 1998, we repaid a significant portion of our remaining U.S. dollar-denominated indebtedness with proceeds from our initial public offering.

Share in Results of Affiliated Companies, Net

     The table below sets forth our share in results of affiliated companies for the applicable periods.

                                                            For The Years Ended December 31,
                                                         --------------------------------------
                                                            1999         1998          1997
                                                         ----------  -----------   ------------
                                                                  (Euros, in thousands)
A2000 ...........................................         (15,622)      (12,085)       (11,552)
UTH..............................................          (1,339)      (10,337)             -
Hungary (Kabelkom, programming and
      cable television)..........................             (38)       (3,617)         2,011
UII Partnership (Israel, Ireland, Malta) (1).....               -          (302)         4,805
Tevel (1)........................................          (7,836)            -              -
Melita (1).......................................            (641)            -              -
Monor ...........................................           1,520        (1,988)        (4,371)
Xtra Music.......................................          (2,346)            -              -
SBS..............................................          (5,183)            -              -
IPS..............................................           2,290          (153)        (2,354)
Other ...........................................            (565)         (480)           (91)
                                                       ----------       -------        -------
Total............................................         (29,760)      (28,962)       (11,552)
                                                       ==========       =======        =======

(1) Historically, we held our interests in Israel, Ireland and Malta in UII, a general partnership. In November 1998, we acquired our partner's interest in Tevel and Melita and sold our interest in PHL.


     For the year ended December 31, 1999, our share in net losses of affiliated companies increased to 29.8 million from 29.0 million for the year ended December 31, 1998, a 2.8% increase. The increase was primarily due to increased losses from A2000, Tevel, and Xtra Music for the year ended December 31, 1999. We also recognized losses on our 13.3% investment in SBS, which we acquired in July/August of 1999, including our amortization of excess basis. These increases were partially offset by the consolidation of UTH effective February 1, 1999, when our ownership increased to 100%, sale of our Hungarian programming and cable television investment in the first quarter of 1999, as well as gains from Monor and IPS and other for the year ended December 31, 1999.

     For the year ended December 31, 1998, our share in net losses of affiliated companies increased to 29.0 million from 11.6 million for the year ended December 31, 1997, a 150.0% increase. A substantial portion of the increase in share in net losses was attributable to additional amortization of goodwill related to the new basis of accounting established in the step acquisition of us by United, which was allocated to A2000, Kabelkom, and UII. A2000 also had increased losses as it began to introduce telephone services during this period. The loss in the UII Partnership resulted from additional amortization as discussed above, in addition to losses incurred by Tevel during the last quarter of the year of which our share increased from 23.3% to 46.6%. These losses resulted from goodwill amortization and financing expense related to Tevel's acquisition of Gvanim Cable Television Ltd.

                           Statements of Cash Flows

     We had cash and cash equivalents of 1,025.5 million as of December 31, 1999, an of increase of 1,012.0 million from 13.4 million as of December 31, 1998. Cash and cash equivalents as of December 31, 1998 represents a decrease of
32.0 million from 45.4 million as of December 31, 1997.

                                                                For The Years Ended December 31,
                                                           ------------------------------------------
                                                               1999            1998            1997
                                                           -----------    --------------    ---------
                                                                (Euros, in thousands)
Cash flows from operating activities...................      (111,710)         33,126         60,095
Cash flows from investing activities...................    (2,872,645)       (278,325)      (182,574)
Cash flows from financing activities...................     3,996,582         214,145        148,151
Effect of exchange rates on cash.......................          (186)           (970)           (32)
                                                           -----------    --------------    ---------
Net increase (decrease) in cash and cash equivalents...     1,012,041         (32,024)        25,640
Cash and cash equivalents at beginning of period.......        13,419          45,443         19,803
                                                           -----------    --------------    ---------
Cash and cash equivalents at end of period.............     1,025,460          13,419         45,443
                                                           ===========    ==============    =========


Cash Flows from Operating Activities

     During the year ended December 31, 1999, net cash flow from operating activities decreased 144.8 million to a use of 111.7 million from a source of
33.1 million for the comparable period in 1998, a 437.5% decrease. This decrease was primarily related to increased cash needs for working capital related to entities acquired during 1999, and start-up costs for Internet/data and telephony and development activities.

     During the year ended December 31, 1998, net cash flow from operating activities decreased 27.0 million to 33.1 million from 60.1 million for the comparable period in 1997, a 44.9% decrease. This decrease was primarily related to increased cash needs for working capital.

Cash Flows from Investing Activities

     We used approximately 2,872.6 million of cash in investing activities during the year ended December 31, 1999, compared to 278.3 million for the year ended December 31, 1998. During the year ended December 31, 1999, cash was used principally for acquisitions, including UTH, for 223.0 million, net of cash acquired, GelreVision for 106.0 million, net of cash acquired, Stjarn for 274.1 million, net of cash acquired, @Entertainment for 692.6 million, net of cash acquired, A2000 for 213.6 million, net of cash acquired and other acquisitions totaling 418.0 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 583.3 million. During the year ended December 31, 1999, we had a net increase in restricted cash of 3.4 million from the release of 13.7 million of restricted cash upon pay-off of the bridge bank facility and the escrow of 17.1 million related to the RVC facility for the acquisition of Time Warner Cable France. During this period we made a net investment in affiliates of 120.2 million, including our acquisitions of interests in SBS for 94.8 with direct costs incurred. We also acquired shares in Primacom AG for 226.4 million and made a net investment in @ Entertainment bonds of 28.7 million. We received proceeds from the sale of our Hungarian programming assets of 16.6 million.

     We used approximately 278.3 million of cash in investing activities during the year ended December 31, 1998, compared to 182.6 million for the year ended December 31, 1997. During the year ended December 31, 1998, cash was used principally for new acquisitions including the acquisitions of Combivisie for
82.0 million, net of cash acquired and other acquisitions for 13.3 million, net of cash acquired. Capital expenditures for property, plant and equipment, including other tangible assets such as system upgrade and new-build activities, represents 127.8 million. Also during 1998 we acquired an additional 23.3% and 25% interest in Tevel and Melita, respectively, for approximately 77.2 million, acquired the remaining minority interest in Janco Multicom and sold our investment in PHL. Both the acquisition of the minority interest in Janco Multicom, through the release of escrowed funds, and the sale of PHL provided funds to us which offset our other investing activities.

     During the year ended December 31, 1997, cash was used for the acquisition of Janco and other acquisitions, which represented 58.0 million, net of cash acquired, and a cash-funded letter of credit to purchase the remaining interest in Janco Multicom, which represented 21.3 million. Capital expenditures for property, plant and equipment, including other tangible assets such as system upgrade and new-build activities, represents 66.1 million. During 1997 we also acquired United stock, which represents 30.3 million. Other uses of cash include an increase in restricted cash of 10.8 million and net investments in affiliates of 1.8 million, which was partially offset by sale of an affiliated company for
5.0 million.

Cash Flows from Financing Activities

     We had 3,996.6 million of cash flows from financing activities during the year ended December 31, 1999. Principal sources of cash include net proceeds from our initial public offering in February 1999 of 1,206.8 million, gross proceeds from our offerings in July 1999 and October 1999 of senior notes and senior discount notes of 2,393.5 million and net proceeds from our secondary equity offering in October 1999 of 851.5 million. Additional sources of cash were from long-term and short-term borrowings of 723.9 million and 13.1 million, respectively. Long-term borrowings include borrowings under the UPC Senior Revolving Credit Facility of 50.0 million, borrowings under the New Telekabel Facility of 245.0 million, borrowings under the Mediareseaux Facility of 30.5 million, borrowings under the UPC Senior Credit Facility of 357.5 million and other borrowings of 54.1 million. Concurrent with the initial public offering, DIC exercised its option to acquire our shares for proceeds of 40.7 million, which we used to pay 39.8 million of the DIC Loan. We used proceeds from the initial public offering to pay 281.3 million of the UPC Senior Revolving Credit Facility, 50.0 million of the UPC Bridge Bank Facility and 71.4 million of the United Loan. As part of the acquisition of UTH in February 1999, we also paid a loan to NUON of 15.0 million. In March 1999, UTH paid off its existing credit facility of 281.3 million with proceeds from the New Telekabel Facility and funding from UPC. In July 1999, we paid off the UPC Senior Revolving Credit Facility of 207.8 million with proceeds from the UPC Senior Credit Facility. In connection with our acquisition, @Entertainment was required to offer to repurchase any notes which note holders tendered. @Entertainment repurchased
140.3 million of its notes. We paid down other long-term and short-term loans of
54.2 million, including 18.9 million for the Telekabel Hungary Bridge Facility. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner Note totaling 16.5 million. During the year ended December 31, 1999, we incurred deferred financing costs of 75.2 million.

     We had 214.1 million of cash flows from financing activities during the year ended December 31, 1998, as compared to 148.2 million for the year ended December 31, 1997. Principal sources of cash during that period included gross proceeds from long-term debt, which represented 240.3 million, including additional borrowings from our senior revolving credit facility and CNBH's major facility, a loan from our primary partners in the Israeli operating system of
77.2 million and borrowings from United, which represented 79.9 million. We repaid long-term and short-term borrowings of approximately 114.6 million during the same period, including 59.5 million of our bridge bank facility and 29.5 million under a KTE bank facility.

     Cash flows from financing activities during the year ended December 31, 1997 were 148.2 million. Principal sources of cash from financing activities during that period included gross proceeds of 636.2 million from short-term and long-term debt, including 401.1 million under our senior revolving credit facility, 114.6 million under our bridge bank facility, bank loans and other obligations of 29.5 million in The Netherlands and other sources primarily related to the acquisition of Janco and the refinancing of Norkabel, which represented 91.1 million. During the same period, we repaid approximately 266.8 million of short-term borrowings, including Dutch credit facilities of 174.6 million, short-term debt assumed in the acquisition of Norkabel of 62.8 million, other short-term credit arrangements of 10.0 million and other long-term debt of
11.23 million. In December 1997, we also repaid 77.3 million of the pay-in-kind convertible notes and purchased 132.8 million of ordinary shares from Philips as part of the acquisition of UPC.

                       Consolidated Capital Expenditures

     Since 1995, we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and Internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction.

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

     In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, Priority Telecom, including CLEC, our digital distribution platform and DTH, including expansion into Central Europe, requires capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment. For the year ended December 31, 2000 we have budgeted 1,800 million for capital expenditures, including capital expenditures for several of our new acquisitions.

                        Liquidity and Capital Resources

     Historically, we have financed our operations and acquisitions primarily from:

     . cash contributed by United upon our formation, . debt financed at the UPC corporate level and project debt financed at the operating company level,
     . equity raised in our initial public offering and secondary offering, debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes, and
     .  operating cash flow.

     We have both well-established and developing systems. In general, we have used the cash contributed by United upon formation and debt and equity raised at the UPC corporate level to fund acquisitions, developing systems and corporate overhead. We have financed our well-established systems and, when possible, our developing systems, with project debt and operating cash flow. Well-established systems generally have stable positive cable cash flows that are used to partially offset funding necessary for new product offerings, including telephony and Internet/data. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until project financing can be secured.

     We and our consolidated and unconsolidated affiliates had the following principal long-term and short-term debt facilities outstanding as of December 31, 1999. Debt denominated in currencies other than Euros has been translated to Euros for the outstanding balance at of December 31, 1999. Several of the debt facilities listed below have financial covenants and other restrictions which could limit access to funds. See our notes to consolidated financial statements for additional detail.

                                                                                              Facility Size or    Outstanding
                                                    Final                                        Principal      At December 31,
           Description (Borrower)                  Maturity            Interest Rate               Amount             1999
           ---------------------                   --------            -------------               ------             ----
                                                                                               (in millions)   (in millions Euro)
UPC and Consolidated Subsidiaries:
Long-Term Debt
Senior Notes                                             2007   EURIBOR + 4.80% and 9.92%      Euro190.7                    190.7
                                                         2007   10.875%                        Euro100.0                    100.0
                                                         2009   EURIBOR + 4.80% and 9.92%      Euro240.2                    238.4
                                                         2009   11.25%                         Euro101.0                    100.3
                                                         2009   EURIBOR + 4.15% and 8.54%      Euro754.7                    754.7
                                                         2009   10.875%                        Euro300.0                    300.0
Senior Discount Notes                                    2009   12.50%                         USD735.0 (2)                 419.1
                                                         2009   13.375%                        USD478.0(2)                  254.2
                                                         2009   13.375%                        Euro191.0(2)                 102.2
PCI Notes                                                2003   9.875% per annum               USD130.0(2)                   16.4
@Entertainment 1998 Senior Discount Notes                2008   14.5% per annum                USD224.2(2)                  115.3
@Entertainment 1999 Senior Discount Notes                2009   14.5% per annum                USD235.5(2)                  140.9
@Entertainment 1999 Series C                             2008   7% per annum on                USD36.0(2)                    11.8
Senior Discount Notes                                           principal at maturity
UPC Senior Credit Facility                               2006   EURIBOR/LIBOR + 0.75% to       Euro1,000.0                  357.5
                                                                2.0% per annum
New TeleKabel Facility                                   2007   EURIBOR + 0.75% to 2.0% per    Euro340.0                    255.3
                                      annum
CNBH Facility                                            2008   AIBOR + 0.6% to 1.6%  per      NLG274.0                     121.6
                                      annum
A2000 Group Facilities (1)                          2005-2006   AIBOR + 0.7/0.75% or a fixed   NLG458.0                     207.8
                                                                rate advance + 0.7/0.75%
Mediareseaux Facility                                    2007   LIBOR + 0.75% to 2.0%          FFR680.0                      44.9
RCF Credit Facility                                  Dec 2005   PIBOR +1.5%                    FFR252.4                      31.7
Rhone Vision Cable Facility                         June 2002   LIBOR + 1%                     FFR680.0                      61.0
Videopole Facility                                       2006   6.60% per annum                FFR65.0                        7.7
DIC Loan                                                 2000   8.0% per annum + 6.0% of       USD45.0                       39.1
                                                                principal amount at maturity
Monor Facility                                           2006   6.66% / 7.79%                  USD42.0                       33.3


Short-Term Debt
Stjarn Facilities                                  March 2000   NBU + 0.60% / STIBOR + 1.25%   SEK521.0                      39.1
Stjarn Seller's Note                              August 2000   8.0% per annum                 USD 100.0                     99.4
A2000 Working Capital Facility (1)                       2000   4.85% per annum                NLG52.0                       20.5

Unconsolidated Affliates:
Tevel Facilities                                    2007-2010   Fixed rate ranging from        NIS977.5                      205.8
                                                                -5.5% 6.00%
Melita Facility                                          2007   6.75% - 7.50%                    Lm14.0                        27.5


(1) Subsequent to December 31, 1999 A2000 replaced these facilities by a new credit facility. See Note 15.
(2)  At maturity.

Restrictions under our July and October Indentures

     Our activities are restricted by the covenants of our indentures dated July 30, October 29, 1999 and January 20, 2000, under which senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on its ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

     Under the terms of our July and October indentures, if we raise additional equity, UPC will be permitted to incur additional debt.

Restrictions under United Indentures

     As a subsidiary of United, our activities are restricted by the covenants in United's indenture dated February 5, 1998 and April 29, 1999. The United indentures generally limit the additional amount of debt that we or our subsidiaries or controlled affiliates may borrow, or preferred shares that we or they may issue.

Sources of Capital

     We had approximately 1,025.5 million of unrestricted cash and cash equivalents on hand as of December 31, 1999. In addition, we had additional borrowing capacity at the corporate and project debt level. In 1999 we raised over Euro 5.0 billion from a combination of banks, bonds, and equity markets. We intend to continue accessing these sources of capital, as well as other less traditional sources including vendor financing, equity partners, and leasing structures.

     On January 20, 2000, we closed an offering of our 11 1/2% senior notes due 2010, our 11 1/4% senior notes due 2010 and our 13 3/4% senior discount notes due 2010. The offering generated gross proceeds of approximately USD1.6 billion (Euro1.6 billion). Proceeds from the bond offering will be used for working capital and other general corporate purposes, including future acquisitions of businesses and other possible investments, including our acquisition of K&T Group.

                       Certain Dutch Property Tax Issues

     One of our Dutch systems was assessed for a transfer tax on immovable property in the amount of 0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial, being 6% of the value attributable to our systems at the date of transfer. Because we own 100% of UPC Nederland, any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in The Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby the Dutch tax authorities with us against such tax assessments. We cannot assure that such lobbying would be successful. In October 1999, the Dutch tax authorities issued an assessment on the 1995 tax return of one of our subsidiaries. The assessment, on a taxable amount of approximately 36.3 million, resulted in a tax payable of approximately 12.7 million. The Dutch tax authorities indicated that this assessment was issued to reserve the rights of the Dutch tax authorities pending expiration of time under the statute of limitations. The assessment does not express an opinion of the Dutch tax authorities on the taxes due and is still subject to discussion. We filed an appeal against the assessment, to defend our tax filing position, if necessary.

              Inflation and Foreign Currency Exchange Rate Losses

     To date, we have not been impacted materially by inflation.

     The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. Historically, we and our operating companies have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000 we entered into cross-currency swap agreements, exchanging dollar denominated notes for Euro denominated notes.

     The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Ireland, Hungary, Romania, Slovak Republic and operations which report in US dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

                           New Accounting Principles

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for our first quarter 2001. We are currently assessing the effect of this new standard.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective second quarter of 2000. We have evaluated SAB 101 and believe there is no effect on our revenue recognition policies currently in place.

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

     We do not expect the introduction of the Euro to affect materially our operations. However, we do believe the introduction of the Euro will reduce our exposure to risk from foreign currency and interest rate fluctuations.


                             Year 2000 Conversion

  Our cable television operation is heavily dependent upon computer systems and other technological devices with embedded chips. Such computer systems and other technological devices did not experience any problems related to recognizing dates of January 2000 and thereafter. In all material respects, our multi-channel television and telephony systems or programming services continued to operate during the period December 31, 1999 to March 30, 2000.

Year 2000 Program

  In response to possible Year 2000 problems, the Board of Directors of United established a task force to assess the impact that potential Year
2000 problems might have on company-wide operations, including us and our operating companies, and to implement necessary changes to address such problems. The task force reported directly to the United Board. In creating a program to minimize Year 2000 problems, the task force identified certain critical operations of our business. These critical operations were identified as service delivery systems, field and headend devices, customer service and billing systems and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).


  The Task Force established a three-phase program to address potential Year 2000 problems:

    (a) Identification Phase: identify and evaluate computer systems and other devices (e.g., headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.

    (b) Implementation Phase: establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.

    (c) Testing Phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

  The task force completed these Phases on substantially all critical operations prior to year-end 1999. As a result, we believe all material corporate operations are in compliance for Year 2000 and do not require material remediation or replacement. During the period December 31, 1999 to March 30, 2000, our operations continue to function in the ordinary course in all material respects. We experienced no material business interruptions or material problems, with respect to our operations arising from Year 2000 issues. We know of no remaining contingencies.

Third Party Dependencies

  Although we believed our largest Year 2000 risk was our dependency upon third-party products, we experienced no Year 2000 issues as a result of such dependency. To our knowledge, no further significant contingencies exist based on our dependency upon third party products. We cannot, however, give any assurance concerning compliance of our equipment because our responses from third-party vendors have been limited and cannot be independently verified.

Costs of Compliance

  The task force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. Therefore, the task force's estimate of the cost of the Year 2000 program at Euro4.0 million remains unchanged. Included in such costs is approximately Euro2.0 million spent on billing systems for Year 2000. The task force accelerated these expenditures to 1999 to insure Year 2000 compliance; otherwise these costs would have been incurred over approximately two to three years. Such costs do not, however, include internal costs because we did not separately track the internal costs incurred for the Year 2000 program. The costs incurred for Year 2000 compliance issues did not have a material financial impact on the Company. We anticipate no additinal significant expenditures for the Year 2000 program.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

Investment Portfolio

     As of December 31, 1999, UPC has cash and cash equivalents of approximately 1,025.5 million. UPC has invested this cash in highly liquid instruments which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctations (with respect to amounts invested in currencies outside the European Monetary Union), however, the Company does not expect any material losses with respect to its investment portfolio.

Impact of Foreign Currency Rate Changes

     We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

     The tables below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of December 31,1999, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars, Polish Zloty and British Pounds.

                                                      Amount Outstanding
                                                    as of December 31, 1999
                                                  ---------------------------
                                                   Book Value      Fair Value
                                                  ------------    -----------
Cash and Cash Equivalents
-------------------------
US Dollar                                           28,623          28,623

Polish Zloty                                         4,388           4,388

British Pound                                        2,000           2,000


                                                   Amount Outstanding                     Expected Repayment
                                                 as of December 31, 1999                   as of December 31,
                                               ----------------------------     ----------------------------------------
                                               Book Value       Fair Value      2000    2001    2002       2003     2004
                                               ----------       -----------     ------  -----   ------    -------  -----
Dollar Denominated Facilities
DIC Loan                                         39,121          39,121         39,121      -       -         -        -
   8.0% per annum + 6.0% of
   principal at maturity
Stjarn Seller's Note                             99,378          99,378         99,378      -       -         -        -
   8.0% per annum
UPC USD Senior Discount Notes, 2009             419,123         412,691              -      -       -         -        -
   12.5 % per annum
UPC USD Senior Discount Notes, 2009             254,195         270,765              -      -       -         -        -
   13.375 % per annum
PCI Notes                                        16,355          16,355              -      -       -    16,355        -
   9.875% per annum
 @Entertainment                                 115,263         115,263              -      -       -         -        -
1998 Senior Discount Notes
   14.5% per annum
 @Entertainment                                 140,925         140,925              -      -       -         -        -
1999 Senior Discount Notes
   14.5% per annum
 @Entertainment                                  11,767          11,767              -      -       -         -        -
1999 Series C Senior Discount Notes
   7.0% per annum on the principal
   amount at maturity
Monor Facility                                   33,280          33,280         33,280      -       -         -        -
   6.6% per annum

     Historically, we and our operating companies have not executed hedge transactions to reduce the Company's exposure to foreign currency exchange rate risk related to our. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offering of senior notes in July 1999 and October 1999, we entered into cross-currency swap agreements, exchanging dollar denominated notes for Euro denominated notes.

Interest Rate Sensitivity

     The table below provides information about the our financial instruments that are sensitive to changes in interest rates as of December 31,1999, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is the Company's reporting currency.

                                                          Amount Outstanding                    Expected Repayment
                                                       as of December 31, 1999                   as of December 31,
                                                       --------------------------------------------------------------------------
                                                       Book Value    Fair Value     2000      2001      2002      2003      2004
                                                       ----------    ----------     -----    ------     -----     -----    ------

Variable Rate Facilities
------------------------

UPC Euro Senior Notes, 2009                             754,717       771,141          -         -         -         -         -
   EURIBOR+4.15% and 8.54%,
   average rate in 1999 of 7.15% and 8.54%
UPC 10 7/8% USD Senior Notes due 2007                   190,658       205,240          -         -         -         -         -
   EURIBOR+4.8% and 9.92%,
   average rate in 1999 of 8.3% and 9.92%
UPC USD Senior Notes due 2009                           238,412       260,450          -         -         -         -         -
   EURIBOR+4.8% and 9.92%,
   average rate in 1999 of 8.3% and 9.92%
UPC Senior Credit Facility                              357,482       357,482          -         -    58,604    73,256    91,569
   EURIBOR/LIBOR + 0.75% to 2.0%,
   average rate in 1999 of 5.67%
New Telekabel Facility                                  255,263       255,263          -         -    12,750    25,500    51,000
   EURIBOR + 0.75% to 2.0%,
   average rate in 1999 of 4.9%
CNBH Facility                                           121,556       121,556      1,029     8,400    15,600    21,600    22,800
   AIBOR + 0.6% to 1.6%
   average rate in 1999 of 4.5%
Gelrevision Facility                                      3,345         3,345      3,345         -         -         -         -
   EURIBOR+1.5%,
   average rate in 1999 of 6.0%
Mediareseaux Facility                                    44,912        44,912          -    44,912         -         -         -
   LIBOR +0.75% to 2.0%,
   average rate in 1999 of 4.88%
RCF Facility                                             31,654        31,654     31,654         -         -         -         -
   PIBOR + 1.5%,
   average rate in 1999 of 4.35%
RVC Facility                                             60,979        60,979          -    60,979         -         -         -
   LIBOR + 1.0%,
   average rate in 1999 of 3.72%
A2000 Facility (1)                                      207,831       207,831    207,831         -         -         -         -
   AIBOR + 0.7% to 0.75%, or
   fixed rate advance + 0.7% to 0.75%,
   average rate in 1999 of 5.9%

(1) A2000 replaced these facilities by a new credit facility. See Note 9.

                                                            Amount Outstanding                      Expected Repayment
                                                         as of December 31, 1999                     as of December 31,
                                                         -------------------------  -----------------------------------------------
                                                         Book Value    Fair Value     2000      2001      2002      2003      2004
                                                         -----------   -----------  --------  ---------  -------   -------  -------
Fixed Rate Facilities
---------------------

DIC Loan                                                  39,121        39,121     39,121         -         -         -         -
   8.0% per annum + 6.0% of
   principal at maturity
Videopole Facility                                         7,704         7,704      7,704         -         -         -         -
   6.60% per annum
UPC Euro Senior Notes, 2009                              300,000       303,750          -         -         -         -         -
   10.875% per annum
UPC USD Senior Discount Notes, 2009                      419,123       412,691          -         -         -         -         -
   12.5 % per annum
UPC USD Senior Discount Notes, 2009                      254,195       270,765          -         -         -         -         -
   13.375 % per annum
UPC Euro Senior Discount Notes, 2009                     102,207       106,005          -         -         -         -         -
   13.375 % per annum
UPC Euro Senior Notes, 2007                              100,000       102,000          -         -         -         -         -
   10.875 % per annum
UPC Euro Senior Notes, 2007                              100,267       103,020          -         -         -         -         -
   11.25 % per annum
PCI Notes                                                 16,355        16,355          -         -         -    16,355         -
   9.875% per annum
@Entertainment 1998 Senior Discount Notes                115,263       147,028          -         -         -         -         -
   14.5% per annum
@Entertainment 1999 Senior Discount Notes                140,925       145,099          -         -         -         -         -
   14.5% per annum
@Entertainment 1999 Series C Senior Discount Notes        11,767        11,767          -         -         -         -         -
   7.0% per annum on the principal
   amount at maturity
Stjarn Seller's Note                                      99,378        99,378     99,378         -         -         -         -
   8.0% per annum
Monor Loan DEM 59 & USD 6.3                               33,280        33,280     33,280         -         -         -         -
   6.66% per annum



Equity Prices

     As of December 31, 1999, we are exposed to equity price fluctuations related to our investments in United and Primacom stock, which are classified as an investments available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations.

                                                                     Fair Value as of
                                       Number of Shares             December 31, 1999
                                   ----------------------------------------------------
                                   (Stated in thousands of Euros, except share amounts)

United                                    5,569,240                     390,881
Primacom AG                               3,599,858                     230,441

     As of December 31, 1999, we are also exposed to equity price fluctuations related to our debt which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.


                                     Amount Outstanding        Expected Repayment
                                  as of December 31, 1999      as of December 31,
                                  ------------------------     ------------------
Convertible Debt                  Book Value    Fair Value     2000        2001
----------------                  ----------    ----------     ------     -------
DIC Loan                               39,121        39,121    39,121        -
   8.0% per annum + 6.0% of
   principal at maturity
Stjarn Seller's Note                   99,378        99,378    99,378        -
   8.0% per annum


Cross-Currency Swap

     Concurrent with the closing of our senior notes offering in July 1999, we entered into a cross-currency swap, swapping the USD800.0 million, 10 7/8% fixed rate senior notes into fixed and variable rate Euro notes with a notional amount totaling Euro754.7 million. One half of the Euro notes (Euro377.35 million) have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining Euro377.35 million have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at fair value commencing August 1, 2004 with the payment of a call premium equal to the call premium which we would pay to the USD800.0 million senior note holders if the notes are called on or after August 1, 2004. We accounted for the cross-currency swap by bifurcating the instrument into two components, (1) the swap of USD fixed rate debt for Euro variable and fixed rate debt through August 1, 2004 (the earliest call date) and (2) the residual portion of the cross-currency swap. The swap of USD fixed rate debt for Euro variable and fixed rate debt is accounted for as a hedge, and accordingly we carry the Euro denominated debt on the balance sheet and recognize interest expense according to the provisions of the Euro debt. The residual portion of the cross-currency swap is marked to fair value at each reporting period through the statement of operations. The fair value of the Euro debt at December 31, 1999 is equal to the fair value of the USD800.0 million senior notes adjusted for the fair value of the swap component, which was a gain of Euro35.8 million at December 31, 1999. The fair value of the residual portion of the cross-currency swap was a loss of Euro3.6 million at December 31, 1999.

October 1999 Senior Notes Offering

     Concurrent with the closing of our senior notes in October 1999, we entered into a cross-currency swap, swapping the USD252.0 million, 11 1/4% fixed rate senior notes into fixed and variable rate Euro notes with a notional amount totaling Euro240.2 million. One half of the Euro notes (Euro120.1 million) have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.80%. The remaining Euro120.1 million have a variable interest rate of EURIBOR + 4.80% through November 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium which we would pay to the USD252.0 million senior note holders if the notes are called on or after November 1, 2004. We accounted for the swap as described above. The fair value of the Euro debt at December 31, 1999 is equal to the fair value of the USD252. million senior notes adjusted for the fair value of the swap component, which was a gain of Euro1.7 million at December 31, 1999. The fair value of the residual portion of the cross-currency swap was a gain of Euro0.5 million at December 31, 1999.

January 2000 Senior Notes Offering

     In January 2000, we closed a bond offering consisting of four tranches:
USD300.0 million of senior notes due 2010 with a 11 1/2% coupon; USD600.0 million and Euro200.0 million of senior notes due 2010 with a 11 1/4% coupon; and USD1,000.0 million aggregate principal amount of ten year 13 3/4% senior discount notes due 2010. The USD300.0 million of senior notes were swapped into euro notes with a fixed rate below 10%.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

      The financial statement schedules and separate financial statements of significant equity investees required by regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

                   Report of Independent Public Accountants

To the Shareholders of United Pan-Europe Communications N.V.:

We have audited the accompanying consolidated balance sheets of United Pan-Europe Communications N.V. (a N.V. registered in The Netherlands) and subsidiaries as of December 31, 1999 and December 31, 1998 (post acquisition - see Note 1) and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1999, December 31, 1998 (post acquisition - see Note 1) and December 31, 1997 (pre-acquisition
- see Note 1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Pan-Europe Communications N.V. as of December 31, 1999 and December 31, 1998 (post-acquisition - see Note 1) and the results of its operations and its cash flows for the years ended December 31, 1999, December 31, 1998 (post-acquisition - see
Note 1) and December 31, 1997 (pre-acquisition - see Note 1) in conformity with accounting principles generally accepted in the United States of America.


                                                      ARTHUR ANDERSEN

Amstelveen, The Netherlands,
March 28, 2000.


                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of Euros, except share and per share amounts)

                                                                                                          As of            As of
                                                                                                       December 31,     December 31,
                                                                                                           1999              1998
                                                                                                       ------------     ------------
ASSETS:
Current assets
  Cash and cash equivalents...........................................................................   1,025,460           13,419
  Restricted cash.....................................................................................      17,135           13,733
  Subscriber receivables, net of allowance for doubtful accounts of 16,754 and 4,202, respectively....      59,860            5,847
  Costs to be reimbursed by affiliated companies, net of allowance for doubtful accounts of 63
           and 0, respectively........................................................................      10,500           12,378
  Other receivables...................................................................................      84,379           11,728
  Inventory...........................................................................................      66,403           10,946
  Prepaid expenses and other current assets...........................................................      72,925            7,103
                                                                                                         ---------          -------
    Total current assets..............................................................................   1,336,662           75,154
Other Investments.....................................................................................     623,341           45,876
Investments in and advances to affiliated companies, accounted for under the equity method, net.......     242,847          223,737
Property, plant and equipment, net of accumulated depreciation of 194,205 and 39,800, respectively....   1,908,414          273,628
Goodwill and other intangible assets, net of accumulated amortization of 133,667 and 17,747,
    respectively......................................................................................   2,611,413          308,585
Deferred financing costs, net of accumulated amortization of 5,937 and 4,215, respectively............      77,861            9,830
Other assets..........................................................................................       1,734            1,507
                                                                                                         ---------          -------
   Total assets.......................................................................................   6,802,272          938,317
                                                                                                         =========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities

  Accounts payable, including related party payables of 2,785 and 7,111, respectively.................     250,858           64,399
  Accrued liabilities.................................................................................     273,141           25,793
  Subscriber prepayments and deposits.................................................................      41,208           20,764
  Short-term debt.....................................................................................     163,241           28,734
  Note payable to shareholder.........................................................................           -           79,417
  Current portion of long-term debt...................................................................      50,291           51,513
                                                                                                         ---------          -------
    Total current liabilities.........................................................................     778,739          270,620
Long-term debt........................................................................................   3,903,410          533,078
Deferred taxes........................................................................................      15,961            3,928
Deferred compensation.................................................................................      52,702          148,588
Other long-term liabilities...........................................................................      19,365            3,994
                                                                                                         ---------          -------
    Total liabilities.................................................................................   4,770,177          960,208
                                                                                                         ---------          -------


Minority interests in subsidiaries....................................................................      11,895           11,768

Shareholders' equity (deficit) (As adjusted for stock splits, see Note 10)
  Priority stock, 1.0 par value,300 shares authorized,  300 and 0  shares issued, respectively........           -                -
  Ordinary stock, 1.0 par value,600,000,000 shares authorized, 435,604,497 and 276,856,812
     shares issued, respectively......................................................................     435,605           83,057
  Additional paid-in capital..........................................................................   2,371,951          249,797
  Deferred compensation...............................................................................     (47,425)               -
  Treasury stock, at cost, 0 and 27,594,405 shares of ordinary stock, respectively....................           -          (50,091)
  Accumulated deficit.................................................................................  (1,114,219)        (329,921)
  Other cumulative comprehensive income...............................................................     374,288           13,499
                                                                                                         ---------          -------
    Total shareholders' equity (deficit)..............................................................   2,020,200          (33,659)
                                                                                                         ---------          -------
    Total liabilities and shareholders' equity (deficit)..............................................   6,802,272          938,317
                                                                                                         =========          =======

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

The accompanying notes are an integral part of these consolidated financial statements.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of Euros, except share and per share amounts)

                                                                                    For the Years Ended December 31,
                                                                    ------------------------------------------------------------
                                                                          1999                 1998                 1997
                                                                    -----------------    ------------------    -----------------
                                                                    (Post-Acquisition)   (Post-Acquisition)   (Pre-Acquisition)
Service and other revenue.........................................      447,501                185,582              153,040
Operating expense.................................................     (293,778)               (62,830)             (53,777)
Selling, general and administrative expense.......................     (466,260)              (218,587)             (54,030)
Depreciation and amortization.....................................     (266,070)               (85,150)             (60,302)
                                                                    -----------               --------              -------
      Net operating loss..........................................     (578,607)              (180,985)             (15,069)
Interest income...................................................       28,064                  3,357                2,955
Interest expense..................................................     (185,220)               (41,888)             (19,057)
Interest expense related party....................................       (1,188)                (5,467)             (13,043)
Gain on sale of assets............................................        1,501                      -                   -
Provision for loss on investment related costs....................            -                 (2,827)              (8,571)
Foreign exchange gain (loss) and other income (expense), net......      (22,561)                 1,221              (18,634)
                                                                    -----------             -----------          -----------
      Net loss before income taxes and other items................     (758,011)              (226,589)             (71,419)
Share in results of affiliated companies, net.....................      (29,760)               (28,962)             (11,552)
Minority interests in subsidiaries................................        1,651                    523                   69
Income tax benefit (expense)......................................        1,822                   (551)                 748
                                                                    -----------             -----------          -----------
      Net loss....................................................     (784,298)              (255,579)             (82,154)
                                                                    ===========             ===========          ===========
Basic and diluted net loss per ordinary share(1)..................        (2.08)                 (1.03)               (0.30)
                                                                    ===========             ===========          ===========
Weighted-average number of ordinary shares
  outstanding(1)..................................................  377,969,829            247,915,834           275,421,933
                                                                    ===========            ===========           ===========

(1)    As adjusted for the stock splits. See Note 10.

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

  The accompanying notes are an integral part of these consolidated financial statements.

PAGE>

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
             (Stated in thousands of Euros, except share amounts)

                                                                                                        Additional
                                                       Priority Stock           Ordinary Stock           Paid-In      Deferred
                                                     ------------------    -------------------------   ----------- -------------
                                                      Shares    Amount       Shares (2)      Amount      Capital    Compensation
                                                     --------  --------    -------------   ---------   ----------- -------------
Balances, December 31, 1996 (Pre-Acquisition).......        -         -     276,187,767      82,856         75,577
 Contribution by United of additional investment
    affiliate.......................................        -         -               -           -          5,446           -
Gain on sale of stock by subsidiary.................        -         -               -           -          1,486           -
Change in cumulative translation adjustments........        -         -               -           -              -           -
 Net loss for the period from January 1, 1997 to
    December 10, 1997...............................        -         -               -           -              -           -
Total comprehensive (loss)..........................        -         -               -           -              -           -
                                                     --------  --------    -------------   ---------   ----------- -------------
Balances, December 10, 1997 (Pre-Acquisition).......        -         -     276,187,767      82,856         82,509
Buyout of shareholder's interest....................        -         -               -           -              -           -
 Reissuance of shares upon conversion of PIK........                                                                         -
    Notes...........................................        -         -               -           -         (5,571)          -
 Application of push-down accounting and............                                                                         -
    step-up in basis................................        -         -               -           -        233,587           -
 Elimination of historical accumulated deficit of
    UPC attributable to Philips.....................        -         -               -           -        (70,193)          -
 Net loss for the period from December 11, 1997
     to December 31, 1997...........................        -         -               -           -              -           -
Total comprehensive income (loss)...................        -         -               -           -              -           -
                                                     --------  --------    -------------   ---------   ----------- -------------
Balances, December 31, 1997 (Post-Acquistion).......        -         -     276,187,767      82,856        240,332
Issuance of shares for acquisition of receivable....        -         -         669,045         201            973           -
 Contribution by United of additional investment
    in affiliate....................................        -         -               -           -          3,530           -
Issuance of convertible debt........................        -         -               -           -          4,962           -
Unrealized gain on investment.......................        -         -               -           -              -           -
Gain on sale of investment..........................        -         -               -           -              -           -
Change in cumulative translation adjustments........        -         -               -           -              -           -
Net loss............................................        -         -               -           -              -           -
Total comprehensive income (loss)...................        -         -               -           -              -           -
                                                     --------  --------    -------------   ---------   ----------- -------------
Balances, December 31, 1998 (Post-Acquisition)......        -         -     276,856,812      83,057        249,797           -
                                                     ========  ========    =============   =========   =========== =============


                                                                                                        Other
                                                                                                      Cumulative
                                                                                                    Comprehensive
                                                            Treasury Stock          Accumulated        Income
                                                      ---------------------------
                                                        Shares (2)       Amount       Deficit         (Loss)(1)      Total
                                                      ------------     ----------   -------------  --------------   ----------
Balances, December 31, 1996 (Pre-Acquisition).......           -             -          (62,382)         1,030        97,081
 Contribution by United of additional investment
    affiliate.......................................           -             -                -              -         5,446
Gain on sale of stock by subsidiary.................           -             -                -              -         1,486
Change in cumulative translation adjustments........           -             -                -           (210)         (210)
 Net loss for the period from January 1, 1997 to
    December 10, 1997...............................           -             -          (78,004)             -       (78,004)
                                                                                                                    ----------
Total comprehensive (loss)..........................           -             -                -              -       (78,214)
                                                      ------------    -----------   -------------  --------------   ==========
Balances, December 10, 1997 (Pre-Acquisition).......           -             -         (140,386)           820        25,799
Buyout of shareholder's interest.................... (73,135,188)     (132,759)               -              -      (132,759)
 Reissuance of shares upon conversion of PIK
    Notes...........................................  45,540,783        82,668                -              -        77,097
 Application of push-down accounting and
    step-up in basis................................           -             -                -              -       233,587
 Elimination of historical accumulated deficit of
    UPC attributable to Philips.....................           -             -           70,193              -             -
 Net loss for the period from December 11, 1997
     to December 31, 1997...........................           -             -           (4,149)             -        (4,149)
                                                                                                                    ----------
Total comprehensive income (loss)...................           -             -                -              -        (4,149)
                                                      ------------    -----------   -------------  --------------   ==========
Balances, December 31, 1997 (Post-Acquistion)....... (27,594,405)      (50,091)         (74,342)           820       199,575
Issuance of shares for acquisition of receivable....           -             -                -              -         1,174
 Contribution by United of additional investment
    in affiliate....................................           -             -                -              -         3,530
Issuance of convertible debt........................           -             -                -              -         4,962
Unrealized gain on investment.......................           -             -                -         20,068        20,068
Gain on sale of investment..........................           -             -                -           (829)         (829)
Change in cumulative translation adjustments........           -             -                -         (6,560)       (6,560)
Net loss............................................           -             -         (255,579)             -      (255,579)
                                                                                                                    ----------
Total comprehensive income (loss)...................           -             -                -              -      (242,900)
                                                      ------------    -----------   -------------  --------------   ==========
Balances, December 31, 1998 (Post-Acquisition)...... (27,594,405)      (50,091)        (329,921)        13,499       (33,659)
                                                      ============    ===========   =============  ==============   ==========

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

The accompanying notes are an integral part of these consolidated financial statements.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
             (Stated in thousands of Euros, except share amounts)


                                                      Priority Stock          Ordinary Stock          Additional
                                                     -----------------    ---------------------        Paid-In         Deferred
                                                     Shares     Amount     Shares (2)    Amount        Capital       Compensation
                                                     ------     ------     ----------    ------       ----------     ------------
Balances, December 31, 1998..................            -          -      276,856,812    83,057       249,797             -
 Change in par value of
    ordinary shares..........................            -          -                -   193,800      (193,800)            -
 Issuance of priority shares.................          300          -                -         -             -             -
 Issuance of ordinary shares
    in public offering, net of
    offering costs...........................            -          -      106,205,595   106,206     1,050,462             -
 Issuance of ordinary shares
    in public offering, net of
    offering costs...........................            -          -       45,000,000    45,000       806,457             -
 Issuance of convertible debt................            -          -                -         -        13,162             -
 Issuance of ordinary shares
    upon exercise of DIC
    option...................................            -          -        4,675,962     4,676        36,005             -
 Issuance of ordinary
    shares for acquisition
    of Videopole.............................            -          -        2,866,128     2,866        58,298             -
 Conversion of United Loan to equity.........            -          -                -         -         6,559             -
 Issuance of warrants........................            -          -                -         -        29,223             -
 Change in stock option
    plan due to public
    offering.................................            -          -                -         -       140,717       (14,418)
 Deferred compensation
    expense related to
    stock options, net.......................            -          -                -         -       175,071      (154,598)
 Amortization of deferred
    compensation.............................            -          -                -         -             -       121,591
 Unrealized gain on
    investment...............................            -          -                -         -             -             -
 Change in cumulative
     translation adjustments.................            -          -                -         -             -             -
  Net loss...................................            -          -                -         -             -             -
  Total comprehensive income (loss)..........            -          -                -         -             -             -
                                                    ------    -------     ------------   -------     ---------       -------
Balances, December 31, 1999..................          300          -      435,604,497   435,605     2,371,951       (47,425)
                                                    ======    =======     ============   =======     =========       =======

                                                                                                 Cumulative
                                                                                                Comprehensive
                                                           Treasury            Accumulated         Income
                                                     --------------------
                                                     Shares (2)    Amount        Deficit           (Loss) (1)          Total
                                                     -----------   ------      -----------      -------------     --------------
Balances, December 31, 1998..................        (27,594,405)  (50,091)        (329,921)            13,499        (33,659)
 Change in par value of
    ordinary shares..........................                  -         -                -                  -              -
 Issuance of priority shares.................                  -         -                -                  -              -
 Issuance of ordinary shares
    in public offering, net of
    offering costs...........................         27,594,405    50,091                -                  -      1,206,759
 Issuance of ordinary shares
    in public offering, net of
    offering costs...........................                  -         -                -                  -        851,457
 Issuance of convertible debt................                  -         -                -                  -         13,162
 Issuance of ordinary shares
    upon exercise of DIC
    option...................................                  -         -                -                  -         40,681
 Issuance of ordinary
    shares for acquisition                                     -         -                -                  -         61,164
    of Videopole.............................
 Conversion of United Loan to equity.........                  -         -                -                  -          6,559
 Issuance of warrants........................                  -         -                -                  -         29,223
 Change in stock option
    plan due to public
    offering.................................                  -         -                -                  -        126,299
 Deferred compensation
    expense related to
    stock options, net.......................                  -         -                -                  -         20,473
 Amortization of deferred
    compensation.............................                  -         -                -                  -        121,591
 Unrealized gain on
    investment...............................                  -         -                -            351,026        351,026
 Change in cumulative
     translation adjustments.................                  -         -                -              9,763          9,763
  Net loss...................................                  -         -         (784,298)                 -       (784,298)
                                                                                                                    ---------
  Total comprehensive income (loss)..........                  -         -                -                  -       (423,509)
                                                     -----------   -------       ----------            -------      =========
Balances, December 31, 1999..................                  -         -       (1,114,219)           374,288      2,020,200
                                                     ===========   =======       ==========            =======      =========

(1) As of December 31, 1997, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments. As of December 31, 1998, Other Cumulative Comprehensive Income represents foreign currency translation adjustments of (5,740) and unrealized gain on investment of 19,239. As of December 31, 1999, Other Cumulative Comprehensive Income represents foreign currency translation adjustments of 4,023 and unrealized gain on investment of 370,265.

(2) As adjusted for the stock splits. The change in nominal value is reflected in the year ended December 31, 1999. See Note 10.

     The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.


       The accompanying notes are an integral part of these consolidated financial statements.


                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Stated in thousands of Euros)
                                                                                For the Years Ended December 31,
                                                                        1999                 1998                 1997
                                                                  -----------------   ------------------   -----------------
                                                                  (Post-Acquisition)   (Post-Acquisition)  (Pre-Acquisition)
Cash flows from operating activities:
Net loss.......................................................        (784,298)             (255,579)             (82,154)
Adjustments to reconcile net loss to net cash flows
    from operating activities:
    Depreciation and amortization..............................         266,070                85,150              60,302
    Amortization of deferred financing costs...................          10,463                 4,190                 291
    Accretion of interest......................................          37,151                     -                   -
    Share in results of affiliated companies, net..............          29,760                28,962              11,552
    Compensation expense related to stock options..............         192,710               146,402               2,186
    Minority interests in subsidiaries.........................          (1,651)                 (523)                (69)
    Exchange rate differences in loans.........................          41,360                (5,742)             19,713
    Gain on sale of investment.................................          (6,637)                 (829)                  -
    Loss on repayment of DIC loan..............................           2,274                     -                   -
    Provision for loss on investment related costs.............               -                 2,827               8,571
    Other......................................................          (5,223)                  789                 444
    Changes in assets and liabilities:                                                                                  -
      Increase in receivables..................................         (75,185)               (8,957)             10,937
      Increase in inventories..................................         (26,260)               (3,934)             (1,011)
      Increase in other non-current assets.....................         (18,512)                 (909)             (1,154)
      Increase in other current liabilities....................         217,844                35,028              31,561
      Increase (decrease) in deferred taxes and other
         long-term liabilities.................................           8,424                 6,251              (1,074)
                                                                       --------              --------            --------
Net cash flows from operating activities.......................        (111,710)               33,126              60,095
                                                                       --------              --------            --------
Cash flows from investing activities:
Restricted cash (deposited) released, net......................          (3,409)               (3,650)            (10,083)
Purchase of parent company's stock.............................               -                     -             (30,316)
Investment in securities, net..................................        (255,133)                    -                   -
(Investments in and advances to) repayment from ...............
    affiliated companies, net..................................        (120,165)              (90,903)             (1,756)
Capital expenditures...........................................        (583,253)             (127,820)            (66,084)
New acquisitions, net of cash acquired.........................      (1,927,333)              (95,312)            (58,030)
Release to acquire minority interest in subsidiary.............               -                21,328             (21,328)
Sale of affiliated companies...................................          16,648                18,032               5,023
                                                                       --------              --------            --------
Net cash flows from investing activities.......................      (2,872,645)             (278,325)           (182,574)
                                                                       --------              --------            --------
Cash flows from financing activities:
Proceeds from initial public offering, net.....................       1,206,759                     -                   -
Proceeds from secondary public offering, net...................         851,457                     -                   -
Proceeds from senior notes.....................................       2,393,451                     -                   -
Proceeds from exercise of DIC option...........................          40,681                     -                   -
Proceeds from short-term borrowings............................          13,118                13,337             118,237
Proceeds from long-term borrowings.............................         723,915               240,336             518,008
Deferred financing costs.......................................         (75,154)               (4,548)            (11,156)
Repayments of long and short-term borrowings...................      (1,069,704)             (114,645)           (266,791)
(Repayments) borrowings on note payable to shareholder.........         (71,442)               79,901                   -
Dividends paid to minority shareholder.........................               -                  (236)                (78)
Redemption of convetible loans.................................               -                     -             (77,311)
Purchase shares from shareholder...............................               -                     -            (132,758)
Repayments on short-term note..................................         (16,499)                    -                   -
                                                                      ---------              --------            --------
Net cash flows from financing activities.......................       3,996,582               214,145             148,151
                                                                      ---------              --------            --------
Effect of exchange rates on cash...............................            (186)                 (970)                (32)
                                                                      ---------              --------            --------
Net increase (decrease) in cash and cash equivalents                  1,012,041               (32,024)             25,640
Cash and cash equivalents at beginning of period...............          13,419                45,443              19,803
                                                                      ---------              --------            --------
Cash and cash equivalents at end of period.....................       1,025,460                13,419              45,443
                                                                      =========              ========            ========

   The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

       The accompanying notes are an integral part of these consolidated financial statements.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (2)
                        (Stated in thousands of Euros)

                                                               For the Years Ended December 31,
                                                            ---------------------------------------
                                                                1999          1998         1997
                                                            ------------- ------------- ------------
Non-cash investing and financing activities:
    Unrealized gain (loss) on investment..............          351,026           19,239           -
                                                           ============   ============== ===========
    Issuance of warrants..............................           29,223                -           -
                                                           ============   ============== ===========
    Purchase Money Note Payable to Sellers............                -           16,663
                                                           ============   ============== ===========
Stjarn Seller's Note..................................           93,479                -           -
                                                           ============   ============== ===========
Contribution of net assets of Dutch cable systems.....
    to new joint venture..............................                -          117,599           -
                                                           ============   ============== ===========
Conversion of share holder loan to equity.............            6,559                -           -
                                                           ============   ============== ===========
Shares issued for Videopole acquisition...............           61,164                -           -
                                                           ============   ============== ===========
Supplemental cash flow disclosures:
    Cash paid for interest............................          (79,979)         (27,574)    (16,640)
                                                           ============   ============== ===========
    Cash received for interest........................           26,085            1,606       1,046
                                                           ============   ============== ===========
Acquisition of 49% of United Telekabel Holding N.V.:
    Property, plant and equipment.....................         (185,835)               -           -
    Investments in affiliated companies...............          (41,439)               -           -
    Goodwill..........................................         (227,190)               -           -
    Long-term liabilities.............................          214,613                -           -
    Net current liabilities...........................            4,765                -           -
                                                           ------------   -------------- -----------
        Total cash paid...............................         (235,086)               -           -
        Cash acquired.................................           12,060                -           -
                                                           ------------   -------------- -----------
                                                               (223,026)               -           -
                                                           ============   ============== ===========
Acquisition of Dutch Cable assets:
    Property, plant and equipment and other assets....                -          (48,101)          -
    Goodwill..........................................                -          (33,926)          -
                                                           ------------   -------------- -----------
        Total cash paid...............................                -          (82,027)          -
                                                           ============   ============== ===========
Acquisition of 100% of GelreVision:
    Property, plant and equipment.....................          (47,754)               -           -
    Goodwill..........................................          (65,083)               -           -
    Long-term liabilities.............................            4,094                -           -
    Net current liabilities...........................            2,592                -           -
                                                           ------------   -------------- -----------
        Total cash paid...............................         (106,151)               -           -
        Cash acquired.................................              132                -           -
                                                           ------------   -------------- -----------
                                                               (106,019)               -           -
                                                           ============   ============== ===========
Acquisition of 100% of Stjarn:
    Property, plant and equipment.....................          (40,356)               -           -
    Goodwill..........................................         (413,264)               -           -
Long-term liabilities.................................           30,164                -           -
    Net current liabilities...........................           52,345                -           -
                                                           ------------   -------------- -----------
Total purchase price..................................         (371,111)               -           -
Seller's Note.........................................           93,479                -           -
                                                           ------------   -------------- -----------
        Total cash paid...............................         (277,632)               -           -
        Cash acquired.................................            3,545                -           -
                                                           ------------   -------------- -----------
                                                               (274,087)               -           -
                                                           ============   ============== ===========

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

    The accompanying notes are an integral part of these consolidated financial statements.











                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                   CONSOLIDATED STATEMENT OF CASH FLOWS (3)
                        (Stated in thousands of Euros)

                                                         For the Years Ended December 31,
                                                  ---------------------------------------------
                                                        1999           1998            1997
                                                  --------------  ---------------  ------------
Acquisition of 100% of @ Entertainment, Inc:
  Property, plant and equipment..................      (182,495)               -             -
  Goodwill.......................................      (917,983)               -             -
  Other assets...................................       (19,847)               -             -
  Net current assets.............................       (47,665)               -             -
  Long-term liabilities..........................       417,279                -             -
                                                  --------------  ---------------  ------------
    Total cash paid..............................      (750,711)               -             -
    Cash acquired................................        58,147                -             -
                                                  --------------  ---------------  ------------
                                                       (692,564)               -             -
                                                  ==============  ===============  ============
Acquisition of 50% of A2000:
  Property, plant and equipment..................       (90,243)               -             -
  Goodwill.......................................      (256,469)               -             -
  Net current liabilities........................        23,429                -             -
  Long-term liabilities..........................       121,446                -             -
                                                  -------------- ----------------  ------------
                                                       (201,837)               -             -
    Receivables assumed..........................       (12,211)               -             -
    Total cash paid..............................      (214.048)               -             -
    Cash acquired................................           487                -             -
                                                  -------------- ----------------  ------------
                                                       (213.561)               -             -
                                                  ==============  ===============  ============

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

     The accompanying notes are an integral part of these consolidated financial statements.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
               (Monetary amounts stated in thousands of Euros,
                      except share and per share amounts)

1.   Organization and Nature of Operations

     United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, UnitedGlobalCom, Inc. (formely known as United International Holdings, Inc. ("United")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC.

     On December 11, 1997, United acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). Through its broadband communications networks in 12 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its business lines: cable television, telephone, internet/data services and direct-to-home ("DTH") and programming.

     As part of the UPC Acquisition, (i) UPC purchased the 6,338,302 shares of Class A Common Stock of United held by Philips (30,313), (ii) United purchased 77,097 of the accreted amount of UPC's PIK Notes and redeemed them for 45,540,783 shares of UPC, (iii) UPC repaid to Philips the remaining 77,311 accreted amount of the PIK Notes (154,195), (iv) United purchased 39,364,812 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (73,135,188 shares). The UPC Acquisition was financed with proceeds from a long-term revolving credit facility through UPC with a syndicate of banks (138,494), a bridge bank facility through a subsidiary of UPC USD111,200 (101,647) and a cash investment by United of 148,568. Approximately 217,360 drawn on the Senior Revolving Credit Facility was used to repay existing debt of UPC in conjunction with the UPC Acquisition.

     United's acquisition of Philips' interest in UPC was accounted for as a step acquisition under purchase accounting. As a result of UPC becoming effectively wholly owned by United, such purchase accounting adjustments, along with existing basis differences, were pushed down to the financial statements of UPC and a new basis of accounting was established for the UPC net assets acquired by United. As of December 11, 1997, the proportional net assets of UPC acquired by United were recorded at fair market value based on the purchase price paid by United, along with additional basis differences at the United level existing as of that date. The total consideration paid to Philips for their 50% interest in UPC, the resulting amount paid in excess of Philips' proportionate share of UPC's net assets at that date, plus United's existing basis in excess of their proportionate share of UPC's net assets is summarized below. In addition, the table below presents how such total excess was allocated to UPC's underlying assets as of December 11, 1997.

                        UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDAzTED FINANCIAL STATEMENTS, continued

   UPC's net asset value at December 10, 1997............................................          19,758
   Cash paid to Philips by UPC for 73,135,188 shares in UPC..............................        (132,758)
   Conversion by United of PIK notes acquired from Philips at cost to 45,540,783 of
      UPC's shares.......................................................................          77,097
                                                                                                 --------
   UPC's net asset value prior to application of push down accounting....................         (35,903)

   United's proportionate share of UPC's net assets at December 10, 1997.................           9,879
   United's existing basis difference related to their original interest in UPC dating
      back to July 1995 formation of UPC (as adjusted through December 10, 1997).........          39,265
   Cash paid to Philips by United for 39,364,812 shares in UPC...........................          71,443
   Conversion by United of PIK notes acquired from Philips at cost to 45,540,783 of
   UPC's shares..........................................................................          77,097
                                                                                                 --------
                                                                                                  197,684
                                                                                                 --------
      Total purchase accounting adjustment                                                        233,587
                                                                                                 ========

   The total purchase accounting adjustments were allocated to UPC's underlying assets as follows:

   Property, plant and equipment.........................................................           8,292
   Investment in and advances to affiliates..............................................          58,874
   Goodwill..............................................................................         166,421
                                                                                                 --------
   Total.................................................................................         233,587
                                                                                                 ========

     As a result of the UPC Acquisition and the associated push-down of United basis on December 11, 1997, the consolidated balance sheets as of December 31, 1999 and 1998 as well as the consolidated statements of operations and cash flows subsequent to December 31, 1997 are presented on a "post-acquisition" basis. The primary difference in the consolidated statement of operations presented on a "post-acquisition" basis compared to a "pre-acquisition" basis consists of additional depreciation and amortization on the above purchase accounting adjustments. The consolidated statements of operations and cash flows for the year ended December 31, 1997 include the post-acquisition results of the Company for the period from December 11, 1997 through December 31, 1997, which reflects 898 of new basis depreciation and amortization resulting from push-down accounting as well as approximately 1,831 of interest expense from purchase related indebtedness. Due to immateriality, the entire fiscal year ended December 31, 1997 is presented as "pre-acquisition" in the accompanying consolidated statements of operations and cash flows.

     The following unaudited pro forma consolidated operating results for the year ended December 31, 1997 give effect to the UPC Acquisition as if it had occurred at the beginning of the period presented. This pro forma consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.


                        UNITED PAN-EUROPE COMMUNIATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                                                               For the Year Ended
                                                                                December 31, 1997
                                                                                -----------------
                                                                           Historical     Pro Forma (1)
                                                                           ----------     -------------
Service and other revenue.........................................            153,040           153,040
Operating expense.................................................            (53,777)          (53,777)
Selling, general and administrative expense.......................            (54,030)          (54,030)
Depreciation and amortization.....................................            (60,302)          (72,115)
                                                                          -----------       -----------
  Net operating income (loss).......................................          (15,069)          (26,882)
Interest income...................................................              2,955             2,955
Interest expense..................................................            (19,057)          (37,764)
Interest expense, related party ..................................            (13,043)                -
Provision for loss on investment related costs....................             (8,571)           (8,571)
Foreign exchange loss and other expense...........................            (18,634)          (14,803)
                                                                          -----------       -----------
  Net loss before income taxes and other items......................          (71,419)          (85,065)
Share in results of affiliated companies, net.....................            (11,552)          (15,259)
Minority interests in subsidiaries................................                 69                69
Income tax benefit (expense)......................................                748               748
                                                                          -----------       -----------
  Net loss..........................................................          (82,154)          (99,507)
                                                                          ===========       ===========
Basic and diluted net loss per ordinary share.....................              (0.30)            (0.40)
                                                                          ===========       ===========
Weighted-average number of ordinary shares outstanding............        274,600,143       248,593,362
                                                                          ===========       ===========


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

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     The following chart presents a summary of the Company's significant investments in multi-channel television, DTH and programming, Internet/data and telephony operations as of December 31, 1999:

   Austria:
        Telekabel Group .........................................................       95.0%
   Belgium:
        UPC Belgium (formerly Radio Public N.V./S.A.)............................      100.0%
   Czech Republic:
        KabelNet.................................................................      100.0%
        Kabel Plus...............................................................       94.6%
   France:
        UPC France (1)...........................................................       99.6%
   Hungary:
        UPC Magyarorszag (formerly Telekabel Hungary) (2)........................       79.25%
        Monor Communications Group, Inc. ("Monor")...............................       97.14%
   Ireland:
        Tara Televison Limited ("Tara")..........................................       80.0%
   Israel:
        Tevel Israel International Communications Ltd. ("Tevel").................       46.6%
   Malta:
        Melita Cable TV P.L.C. ("Melita")........................................       50.0%
   The Netherlands:
        UPC Nederland (formerly United Telekabel Holding N.V.) (3)...............      100.0%
        Priority Telecom N.V.....................................................      100.0%
        chello Broadband N.V. ("chello").........................................      100.0%
        UPC Programming B.V. ("UPCtv")...........................................      100.0%
   Norway:
        UPC Norge AS ("UPC Norge") (formerly Janco Multicom )....................      100.0%
   Poland:
        @Entertainment, Inc. ("@Entertainment")..................................      100.0%
   Romania:
        Eurosat..................................................................       51.0%
        Multicanal Holdings......................................................      100.0%
        Control Cable Ventures...................................................      100.0%
        Diplomatic International, srl............................................      100.0%
        Selektronic..............................................................      100.0%
   Slovak Republic:
        Trnavatel................................................................       95.0%
        Kabeltel.................................................................      100.0%
        UPC Slovensko s r.o. (formerly SKT spol s r.o.)..........................      100.0%
   Spain:
        Iberian Programming Services ("IPS").....................................       50.0%
   Sweden:
        StjarnTVnatet AB ("Stjarn")..............................................      100.0%
   United Kingdom:
        Xtra Music Ltd...........................................................       41.0%
   Other:
        SBS Broadcasting SA ("SBS")..............................................       13.3%
        PrimaCom.................................................................       18.2%

   (1) The minority shareholder holds warrants giving it the right to purchase for a nominal amount new shares corresponding to 4.6% of UPC France's share capital. Accordingly, UPC has a 95% economic interest in UPC France. Our investment in RCF, Time Warner Cable France and Videopole is held through UPC France. Subsequent to December 31, 1999, UPC's interest decreased to 92%. See Note 15.
   (2)  Subsequent to December 31, 1999, UPC's interest increased to 100%. See
        Note 15.
   (3)  Our investments in GelreVision and A2000 are held through UPC Nederland.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


2.   Summary of Significant Accounting Policies

Change in Reporting Currency to the Euro

     Effective December 31, 1999, UPC changed its reporting currency to the Euro. Prior to December 31, 1999, UPC's reporting currency was the Dutch guilder. As of January 1, 1999, the exchange rate between the Dutch guilder and the Euro was fixed at 2.20371 Dutch guilders to 1 Euro. UPC has restated its prior year consolidated financial statements by retroactively applying the fixed exchange rate of 2.20371 to the Dutch guilder amount previously reported. The comparative financial statements reported in Euros depict the same trends as would have been presented if UPC had continued to present its financial statements in Dutch guilders. The consolidated financial statements of UPC for periods prior to January 1, 1999 will not be comparable to the financial statements of other companies that report in Euros and restated the amounts from a currency other than the Dutch guilder.

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

     In February 1999 and December 1998, UPC acquired telephony and programming assets from United through the issuance of new shares (see Note 3). As the acquisitions were between entities under common control, the transactions were accounted for at historical cost, similar to pooling of interests accounting.
It is generally accepted that, consistent with a pooling-of-interests accounting, prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of parent's consolidated financial statements. Accordingly, we have restated all periods presented as if UPC had acquired the telephony and programming assets from United as of the date of United's initial investment.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH for the period from August 1, 1998 through January 30, 1999, where because of certain minority shareholders rights the Company accounts for its investment in UTH using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Restricted Cash

     Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities.

Costs to be Reimbursed by Affiliated Companies

     The Company incurs costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

Marketable Equity Securities

     The Company classifies its investments in marketable equity securities as available-for-sale and reports such investments at fair market value. Unrealized gains and losses are charged or credited to equity, realized gains and losses and other than temporary declines in market value are included in operations.

Investments in and Advances to Affiliated Companies, Accounted for under the Equity Method

     For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost. As of December 31, 1999, the Company accounted for its 13.3% investment in SBS under the equity method based on its influence through board representation. Subsequent to December 31, 1999, the Company increased its investment in SBS to 23.5%. See Note 15.

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

     Cable distribution networks.......................     7 - 20  years
     Subscriber installation costs and converters......          5  years
     MMDS distribution facilities......................     7 - 20  years
     DTH...............................................          5  years
     Office equipment, furniture and fixtures..........     3 -  8  years
     Building and leasehold improvements...............    20 - 33  years
     Other.............................................     3 - 10  years


Goodwill and Other Intangible Assets

     The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly-acquired companies are recognized at the

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years.

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

Stock-Based Compensation

     In accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", stock-based compensation is recognized using the intrinsic value method for the Company's stock option plan and that of its subsidiary, chello, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition both the Company and chello have stock-based compensation plans which are equivalent to stock appreciation rights. Accordingly, variable plan accounting is used, recognizing compensation expense and deferred compensation based on the difference between the grant price and the fair market value at each financial statement date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." See Note 10.

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

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Basic and Diluted Loss Per Share

     Basic loss per share is determined by dividing net loss available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during each period. "Diluted loss per share" includes the effects of potentially issuable common stock, but only if dilutive. Therefore, the Company's stock option plans and convertible securities are excluded from the Company's diluted loss per share for all periods presented because their effect would be anti-dilutive.

Foreign Operations and Foreign Exchange Rate Risk

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity included in Other Comprehensive Income (Loss).

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

     On January 1, 1999, eleven of the fifteen member countries of the European Union fixed their conversion rates between their existing sovereign currencies and the Euro, eliminating the foreign exchange rate fluctuation exposure of UPC related to its operating subsidiaries in the eleven countries (includes UPC's subsidiaries in The Netherlands, Austria, Belgium, France and Spain). UPC's investments in countries outside the eleven countries which have adopted the Euro include Norway, Sweden, Poland, Hungary, Romania, Slovak Republic, Czech Republic, Ireland, Israel, Malta and operations which report in US Dollars.

New Accounting Principles

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and hedging activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for our first quarter 2001. The Company is currently assessing the effect of this new standard.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective second quarter of 2000. The Company has evaluated SAB 101 and believes there is no effect on the revenue recognition policies currently in place.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


3.   Acquisitions and Dispositions

Combivisie

     Effective January 1, 1998, UPC acquired certain assets, including The Netherlands cable systems of Stichting Combivisie Regio (''Combivisie''), for 82,026. The purchase was funded with a 27,227 draw on the Senior Revolving Credit Facility and 54,799 of bank financing. Details of the net assets acquired were as follows:

      Property, plant and equipment and other assets.........      48,101
      Goodwill...............................................      33,926
                                                                   ------
        Total cash paid......................................      82,027
                                                                   ======

     The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1997 give effect to the acquisition of Combivisie as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                               For the Year Ended
                                                December 31, 1997
                                         -------------------------------
                                           Historical       Pro Forma
                                         --------------   --------------
    Service and other revenue.........         153,040          166,187
                                           ===========      ===========
    Net loss..........................         (82,154)         (80,384)
                                           ===========      ===========
    Basic and diluted net loss per
       ordinary share.................           (0.30)           (0.30)
                                           ===========      ===========
    Weighted-average number of
       ordinary shares outstanding....     275,421,933      275,421,933
                                           ===========      ===========


Telekabel Hungary

     On June 29, 1998, UPC acquired Time Warner Entertainment Company's ("TWE") interest in its Hungarian multi-channel television system assets for USD9,500 (8,794) in cash and a non-interest bearing promissory note in the amount of USD18,000 (16,663) (the ''Time Warner Note''). UPC and TWE retained their respective percentage interests in the programming assets in Hungary. UPC has granted TWE an option to acquire UPC's interest in such programming assets as well as TV Max in consideration for the cancellation of the Time Warner Note.
On June 30, 1998, UPC merged its 100%-owned Hungarian multi-channel television systems (''Kabelkom'') with Hungary's second largest multiple system operator to form the new joint venture Telekabel Hungary. UPC retains a 79.25% ownership interest in the new entity. In March 1999, Time Warner exercised their option to acquire UPC's interest in the programming assets and TV Max.

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

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


     On February 17, 1999, the Company acquired the remaining 49% of UTH from NUON (the "NUON Transaction") for 235.1 million. In addition, UPC repaid NUON and assumed from NUON a 15.1 million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating its investment in UTH. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:


Property, plant and equipment ........        185,835
Investments in affiliated companies...         41,439
Goodwill..............................        227,190
Long-term liabilities.................       (214,613)
Net current liabilities...............         (4,765)
                                           -----------
                Total cash paid.......        235,086
                                           ===========



     The following unaudited pro forma condensed consolidated operating results for the years ended December 31, 1999 and 1998 give effect to the UTH Transaction and the NUON Transaction as if they both had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.


                                                         For the Year Ended                  For the Year Ended
                                                          December 31, 1999                   December 31, 1998
                                                     -----------------------------     -----------------------------
                                                       Historical       Pro Forma        Historical        Pro Forma
                                                     -------------    ------------     ------------       ----------
Service and other revenue....................            447,501            456,506          185,582           241,587
                                                     ===========        ===========     ============       ===========
Net loss.....................................           (784,298)          (789,099)        (255,579)         (273,466)
                                                     ===========        ===========     ============       ===========
Weighted-average number of
    ordinary shares outstanding..............        377,971,563        381,313,555      247,915,834       256,448,573
                                                     ===========        ===========     ============       ===========
Basic and diluted net loss
     per ordinary share......................              (2.08)             (2.07)           (1.03)            (1.07)
                                                     ===========        ===========     ============       ===========

UII

     In November 1998, the Company (i) acquired from TINTA its indirect 23.3% and 25% interests in the Tevel and Melita systems for USD91.5 million (77.8 million), doubling the Company's respective ownership in these systems to 46.6% and 50%, respectively, (ii) purchased an additional 5% interest in Princes Holdings and 5% of Tara in consideration for 769,062 shares of United held by UPC, and (iii) sold the 5% interest in Princes Holdings, together with its existing 20% interest, to TINTA for USD20.5 million (17.4 million). The net payment of USD71.0 million (60.4 million) to TINTA (USD68.0 million (57.8 million) after closing adjustments) was funded with the proceeds of a USD90.0 million (76.5 million) promissory note made by a subsidiary of the Company to its primary partners in the Tevel system. See Note 9 - DIC Loan.

Purchase of Certain Telephony and Programming Assets from United

     In December 1998, in exchange for 18,991,020 newly-issued ordinary shares of UPC (as adjusted for UPC's 3:1 stock split in March 2000), United sold to UPC their:

     . 44.75% economic interest in Monor, a traditional telephony and cable television system in the Monor region of Hungary;

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


     . 75% interest in Tara, a company providing Irish programming to the U.K. markets.

     In February 1999, in exchange for 14,865,792 newly-issued ordinary shares, United sold to the Company their approximately 33.5% interest in IPS, a group of programming entities focusing on the Spanish and Portuguese-speaking markets.

     Because these transactions represented an exchange between entities under common control, the Company has restated its financial statements for all periods in which the operations of Monor, Tara and IPS were part of United's consolidated financial statements. See Note 2.

     In May 1999, the Company acquired a further 16.5% interest in IPS from an unaffiliated party for approximately USD7.6 million (7.1 million), increasing its ownership to 50%.


Acquisition of SKT spol s r.o.

     In June 1999, UPC completed the acquisition of SKT spol s r.o., which operates a cable television system in Bratislava, the capital of the Slovak Republic. The purchase price was USD43.25 million (41.2 million) and was accounted for under purchase accounting.

Acquisition of GelreVision

     In June 1999, UPC acquired, through UPC Nederland, 100% of the GelreVision multi-channel television systems in The Netherlands. The Company paid 106.2 million for GelreVision. These systems are contiguous to UPC's A2000 and TeleKabel Beheer operations. The acquisition was accounted for under purchase accounting.

     Effective June 1, 1999, UPC began consolidating its investment in GelreVision. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

           Property, plant and equipment ...................   47,754
           Goodwill.........................................   65,083
           Long-term liabilities............................   (4,094)
           Net current liabilities..........................   (2,592)
                                                             --------
                           Total cash paid..................  106,151
                                                             ========

     The following unaudited pro forma condensed consolidated results for the years ended December 31, 1999 and 1998 give effect to the acquisition of GelreVision as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                    For the Year Ended               For the Year Ended
                                                                     December 31, 1999                December 31, 1998
                                                               ---------------------------        ---------------------------
                                                                 Historical     Pro Forma          Historical      Pro Forma
                                                               --------------  -----------        ------------  -------------
Service and other revenue.....................                     447,050         452,692            185,582         197,641
                                                               ===========     ===========        ===========     ===========
Net loss........................................                  (784,298)       (787,842)          (255,579)       (264,511)
                                                               ===========     ===========        ===========     ===========
Weighted-average number of
    ordinary shares outstanding.............                   377,969,829     379,480,605        247,915,834     251,768,703
                                                               ===========     ===========        ===========     ===========
Basic and diluted net loss
     per ordinary share............................                  (2.08)          (2.08)             (1.03)          (1.05)
                                                               ===========     ===========        ===========     ===========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Acquisition of Reseaux Cables de France

     In June 1999, UPC acquired through UPC France, 95.7% of Reseaux Cables de France, which operates cable television systems throughout France. The purchase price was approximately FFR172.0 million (26.2 million) and was accounted for under purchase accounting. At closing UPC began consolidating RCF, including its debt, which was 37.7 million.

Acquisition of 13.3% of SBS Broadcasting SA

     In July 1999, UPC closed the purchase of approximately 4.8% of SBS for cash of USD24.3 million (22.7 million). In August 1999, UPC acquired an additional 8.5% of SBS for USD75.9 million (70.2 million), increasing its ownership to 13.3%. UPC's investment in SBS is accounted for under the equity method of accounting. In February 2000, UPC acquired an additional 10.2% interest in SBS. In March 2000, UPC announced an offer to tender for the remaining ownership of SBS. See Note 15.

Acquisition of StjarnTVnatet AB

     In July 1999, UPC acquired Stjarn, which operates cable television systems serving the greater Stockholm area, for a purchase price of USD397.0 million (371.1 million). USD100.0 million (93.5 million) of the purchase price was paid in the form of a one year note with interest at 8% per annum and the balance of the purchase price was paid in cash. Upon maturity of the note, UPC will have the option to pay the note in either cash or its shares. The Stjarn acquisition was structured as a purchase of shares of Stjarn's parent holding company, NBS Nordic Broadband Services AB ("NBS Nordic"). The acquisition was accounted for under purchase accounting. At closing, effective August 1, 1999, UPC began consolidating Stjarn, including its debt, which was 78.4 million.

     Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:


Property, plant and equipment .........           40,356
Goodwill...............................          413,264
Long-term liabilities.................. ..       (30,164)
Net current liabilities................          (52,345)
                                              -----------
   Total purchase price................          371,111
   Seller's note.......................          (93,479)
                                              -----------
   Total cash paid.....................          277,632
                                              ===========


     The following unaudited pro forma condensed consolidated results for the years ended December 31, 1999 and 1998 give effect to the acquisition of Stjarn as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

     NBS Nordic acquired Stjarn on May 6, 1998. As NBS Nordic had no substantial operations of its own prior to the acquisition of Stjarn, Stjarn is deemed to be the predecessor to NBS Nordic. The pro forma condensed consolidated results for the years ended December 31, 1998 include Stjarn, as if NBS Nordic had acquired Stjarn on January 1, 1998.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


                                                     For the Year Ended              For the Year Ended
                                                      December 31, 1999               December 31, 1998
                                                  -------------------------        ------------------------
                                                  Historical      Pro Forma        Historical     Pro Forma
                                                  ----------      ---------        ----------     ---------
Service and other revenue.........                   447,501         465,227          185,582        214,243
                                                 ===========     ===========      ===========    ===========
Net loss..........................                  (784,298)       (827,897)        (255,579)      (313,742)
                                                 ===========     ===========      ===========    ===========
Weighted-average number of
    ordinary shares outstanding...               377,969,829     377,969,829      247,915,834    247,915,834
                                                 ===========     ===========      ===========    ===========
Basic and diluted net loss
     per ordinary share...........                     (2.08)          (2.19)           (1.03)         (1.27)
                                                 ===========     ===========      ===========    ===========

Acquisition of @Entertainment

     In August 1999, UPC acquired 100% of @Entertainment for USD807.0 million (750.7 million). The @Entertainment acquisition was accounted for under purchase accounting. At closing UPC began consolidating @Entertainment, including its debt, which was 419.3 million.

     Effective August 1, 1999, UPC began consolidating its investment in @Entertainment. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:


Property, plant and equipment ..............            182,495
Goodwill....................................            917,983
Other assets................................             19,847
Net current assets..........................             47,665
Long-term liabilities.......................           (417,279)
                                                      ---------
                Total cash paid.............            750,711
                                                      =========

     The following unaudited pro forma condensed consolidated results for the years ended December 31, 1999 and 1998 give effect to the acquisition of @Entertainment as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                     For the Year Ended            For the Year Ended
                                                      December 31, 1999             December 31, 1998
                                               -----------------------------  ---------------------------
                                                 Historical      Pro Forma      Historical     Pro Forma
                                               -------------  --------------  --------------  -----------
Service and other revenue............              447,501         490,933        185,582        241,471
                                               ===========     ===========    ===========    ===========
Net loss.............................             (784,298)       (961,956)      (255,579)      (455,122)
                                               ===========     ===========    ===========    ===========
Weighted-average number of
    ordinary shares outstanding......          377,969,829     377,969,829    247,915,834    247,915,834
                                               ===========     ===========    ===========    ===========
Basic and diluted net loss
     per ordinary share..............                (2.08)          (2.55)         (1.03)         (1.84)
                                               ===========     ===========    ===========    ===========

     The consummation of the Company's tender offer of @Entertainment resulted in a change of control, and as a result, @Entertainment was obligated to offer to repurchase any @Entertainment senior notes that the note holders put to it at 101% of their principal amount, plus accrued and unpaid interest.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Acquisition of Videopole

     In August 1999, UPC acquired, through UPC France, 100% of Videopole, which operates cable television systems in France. The purchase price of USD135.1 million (126.8 million) was paid half with cash of USD69.9 million (65.6 million) and half with 2,866,128 of UPC's ordinary A shares. The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in Videopole, including its debt, which was 19.0 million.

Acquisition of Time Warner Cable France

     In August 1999, UPC acquired, through UPC France, 100% of Time Warner Cable France, a company that controls and operates three cable television systems in the suburbs of Paris and Lyon and in the city of Limoges. The purchase price was USD71.1 million (66.7 million). Simultaneously with the acquisition of Time Warner Cable France, UPC acquired an additional 47.62% interest in one of its operating systems, Rhone Vision Cable, in which Time Warner France had a 49.88% interest, for 13.6 million, increasing UPC's ownership in this operating system to 97.5%. The acquisition was accounted for under purchase accounting. Effective September 1, 1999, UPC began consolidating its investment in Time Warner Cable France, including its debt, which was 45.7 million.

Acquisition of 50% of A2000

     In September 1999, UPC acquired, through UPC Nederland, the remaining 50% of A2000 that it did not already own for USD229.0 million (214.0 million), including the assumption of receivables from A2000 of approximately 12.2 million. The acquisition was accounted for under purchase accounting. At closing UPC began consolidating, A2000 including its debt, which was 237.6 million.

     As of September 1, 1999, UPC began consolidating its investment in A2000. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:


Property, plant and equipment...........       90,243
Goodwill................................      256,469
Net current liabilities.................      (23,429)
Long-term liabilities...................     (121,446)
                                            -----------
                                              201,837
Receivables assumed.....................       12,211
                                           -----------
                Total cash paid.........      214,048
                                           ===========


     The following unaudited pro forma condensed consolidated results for the year ended December 31, 1999 and 1998 give effect to the acquisition of A2000 as if it had occurred at the beginning of the periods presented. The following pro formas reflect UPC's 100% ownership in A2000 for the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


                                                   For the Year Ended            For the Year Ended
                                                    December 31, 1999             December 31, 1998
                                                ------------------------       ------------------------
                                                Historical     Pro Forma       Historical     Pro Forma
                                                ----------     ---------       ----------    ----------
Service and other revenue.......                    447,501       494,246         185,582        241,927
                                                ===========    ==========      ==========    ===========
Net loss........................                   (784,298)     (821,909)       (255,579)      (276,584)
                                                ===========    ==========      ==========    ===========
Weighted-average number of
    ordinary shares outstanding.                377,969,829   377,969,829     247,915,834    247,915,834
                                                ===========   ===========     ===========   ============
Basic and diluted net loss
     per ordinary share.........                      (2.08)        (2.17)          (1.03)         (1.11)
                                                ===========   ===========     ===========   ============


Acquisition of Kabel Plus

     On October 27, 1999, UPC completed the acquisition of a 94.6% interest in Kabel Plus, which owns and operates cable television systems in the Czech and Slovak Republics. The purchase price was USD150.0 million (141.9 million). At closing UPC began consolidating Kabel Plus, including its debt, which was 22.0 million.

Agreement to Acquire Kabel Haarlem B.V.

     In August 1999, UPC won a bid to purchase Kabel Haarlem B.V., the municipality-owned cable television network in Haarlem, for approximately 60.8 million. Kabel Haarlem B.V.'s system is located near Amsterdam. The acquisition is expected to close during the first quarter of 2000.

Agreement by Tevel to Acquire 35% in Golden Channels

     In November 1999, Tevel, a 46.6% investment of UPC, agreed to purchase a 35% economic interest in Golden Channels for USD183.5 million (172.3 million). Golden Channels is a competitor of Tevel in the Israel market. Its systems, including Idan, passed approximately 461,347 homes and had approximately 322,945 basic subscribers at December 31, 1998. Close of the acquisition is subject to regulatory approval and there can be no assurance this acquisition will close.

Acquisition of 48.03% of Monor

     In December 1999, UPC acquired an additional 48.03% economic interest in Monor from its partner, PenneCom B.V., and several small minority shareholders for approximately USD45.0 million (44.8 million). These transactions increased UPC's ownership from 49.11% to approximately 97.14%. As of December 31, 1999 Monor is consolidated. Monor's system is located in the Monor region, an area which borders Budapest in Hungary.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method


                                                                 As of December 31, 1999
                                       ---------------------------------------------------------------------------------
                                          Investments in       Cumulative        Cumulative         Cumulative
                                         and Advances to       Dividends    Share in Results of     Translation
                                       Affiliated Companies     Received    Affiliated Companies    Adjustments    Total
                                       ---------------------  -----------  ---------------------    -----------    -----
Tevel................................            91,126           (5,500)               (8,188)          8,179     85,617
Melita................................           12,699                -                   260             669     13,628
Xtra Music............................            9,120                -                (2,830)            465      6,755
IPS...................................           10,065                -                 2,137           2,023     14,225
SBS...................................           94,952                -                (5,183)          6,685     96,454
Fox Kids Poland.......................            7,171                -                     -               -      7,171
Twoj Styl.............................           10,023                -                     -               -     10,023
Mazowiecki Klub Sportowy Sportow.....             1,669                -                     -               -      1,669
Other, net............................            7,366                -                   (62)              1      7,305
                                       ----------------       -----------  -------------------      -----------   --------
Total.................................          244,191           (5,500)              (13,866)         18,022    242,847
                                       ================       ==========   ===================      ==========    =======



                                                                   As of December 31, 1998
                                     ------------------------------------------------------------------------------------
                                         Investments in        Cumulative       Cumulative          Cumulative
                                         and Advances to       Dividends    Share in Results of     Translation
                                       Affiliated Companies     Received    Affiliated Companies    Adjustments    Total
                                     ------------------------ ------------ ---------------------    -----------   -------
UTH (1)............................               123,659              -                (10,337)             -     113,322
Tevel..............................                86,997         (5,500)                  (353)        (4,339)     76,805
Melita.............................                12,714              -                    901            (64)     13,551
Telekabel Hungary..................
    Programming (2)................                11,074              -                 (3,505)          (357)      7,212
Monor..............................                 9,692              -                 (2,231)        (6,732)        729
Xtra Music.........................                 4,809              -                   (484)             -       4,325
IPS................................                 4,728              -                   (153)         1,141       5,716
Other, net.........................                 2,073              -                      4              -       2,077
                                     --------------------     ----------    -------------------    -----------  ----------
Total..............................               255,746         (5,500)               (16,158)       (10,351)    223,737
                                     ====================     ==========    ===================    ===========  ==========

(1) In February 1999, the Company acquired the remaining 49% of UTH and began consolidating UTH as of February 1, 1999. See Note 3.

(2) Represents the Company's remaining investment in Telekabel Hungary Programming after the transaction with TWE. In March 1999, UPC sold the remaining investment in Telekabel Hungary Programming.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


     The Company had the following differences related to the excess of cost over the net tangible assets acquired for its equity investments. Such differences are being amortized over 15 years:


                                               As of December 31, 1999        As of December 31, 1998
                                            ----------------------------    --------------------------
                                               Basis        Accumulated        Basis     Accumulated
                                            Difference     Amortization     Difference   Amortization
                                            -----------    -------------    -----------  -------------
UTH...................................             -                -           1,262           (28)
Tevel (1).............................        81,500           (7,898)         69,164        (2,874)
Melita (1)............................        11,600           (1,234)         11,062          (387)
Telekabel Hungary Programming (2).....             -                -           6,543          (259)
Monor.................................             -                -             759           (59)
Xtra Music............................         5,477             (244)          3,075           (63)
IPS...................................        11,867             (518)          1,900           (73)
SBS...................................       108,401           (2,810)              -             -
                                             -------          -------          ------        ------
     Total............................       218,845          (12,704)         93,765        (3,743)
                                             =======          =======          ======        ======




(1) In November 1998 the Company acquired from TINTA its interests in Tevel and Melita, and sold its interest in Princes Holdings. See Note 3.
(2) Represents the Company's remaining investment in Telekabel Hungary Programming after the transaction with TWE. See Note 3.

     Summary financial information for UTH is as follows:


                                             For the
                                            One Month
                                              Ended
                                            January 31,
                                               1999
                                           ------------
Revenue...................................       9,005
Costs.....................................      (5,731)
Depreciation and amortization.............      (3,742)
                                           ------------
     Net operating loss...................        (468)
Share in results of affiliated companies..      (2,279)
Financial charges and other...............      (2,164)
Income tax (provision) benefit............         110
                                           ------------
     Net loss.............................      (4,801)
                                           ============

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     Summary financial information for Tevel is as follows:


                                                                            As of
                                                                         December 31,
                                                                            1998
                                                                         ------------
Cash.........................................................                      27
Tangible fixed assets........................................                  53,751
Other assets.................................................                 202,866
                                                                            ---------
    Total assets.............................................                 256,644
                                                                            =========
Current liabilities..........................................                  19,138
Notes payable................................................                   9,259
Long-term debt...............................................                 193,585
Other long-term liabilities..................................                  12,097
Shareholders' value..........................................                  22,565
                                                                            ---------
     Total liabilities and shareholders' value...............                 256,644
                                                                            =========

                                                                           For the Years Ended
                                                                               December 31,
                                                                        ------------------------
                                                                          1998            1997
                                                                        ----------    ----------
Revenue.......................................................              92,418        84,902
Costs.........................................................             (36,492)      (41,520)
Depreciation and amortization.................................             (21,771)      (14,007)
                                                                          --------      --------
     Net operating income.....................................              34,155        29,375
Financial charges, including related party interest...........
 expense, and foreign exchange results........................             (29,309)       (3,607)
Income taxes and other items..................................               7,417        (2,607)
Share in results of affiliated companies......................              (5,633)           23
                                                                          --------      --------
     Net income ..............................................               6,630        23,184
                                                                          ========      ========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


     Summary financial information for A2000 is as follows:


                                                                          As of
                                                                         July 31,
                                                                         1998 (1)
                                                                    -------------
Liquid assets....................................................            1,060
Other current assets.............................................           24,131
Financial fixed assets...........................................              288
Tangible fixed assets............................................          154,823
Intangible fixed assets..........................................           53,454
                                                                     -------------
    Total assets.................................................          233,756
                                                                     =============

Current liabilities..............................................           40,101
Provisions.......................................................              684
Long-term debt...................................................          217,362
Shareholders' value..............................................          (24,391)
                                                                     -------------
     Total liabilities and shareholders' value...................          233,756
                                                                     =============

                                                                  For the         For the
                                                                Seven Months        Year
                                                                   Ended           Ended
                                                                  July 31,      December 31,
                                                                  1998 (1)         1997
                                                               -------------  ---------------
Revenue..................................................             31,614           46,036
Costs....................................................            (23,746)         (30,715)
Depreciation and amortization............................            (16,388)         (23,073)
                                                               -------------  ---------------
     Net operating loss..................................             (8,520)          (7,752)
Financial charges and other..............................             (6,179)          (7,601)
Income tax (provision) benefit...........................                  -            4,459
                                                               -------------  ---------------
     Net income .........................................            (14,699)         (10,894)
                                                               =============  ===============



(1) Effective August 6, 1998, A2000 was contributed to UTH as part of the UTH Transaction.


5.   Other Investments

Marketable equity securities of parent, at fair value

     As a result of the UPC Acquisition, a subsidiary of UPC acquired 6,338,302 United's Class A common shares, valued at fair market value of 30,317 as of December 11, 1997. In November 1998, UPC used 769,062 shares to acquire an additional 5% interest in each of Tara and PHL. Accordingly, unrealized gains recorded in equity totaling approximately 829, were reversed out of equity and recorded as a realized gain in the consolidated statement of operations. As of December 31, 1999, the fair value of the remaining 5,569,240 shares was 390,881, resulting in an unrealized gain of 364,272 as of December 31, 1999.

  In September 1999, UPC agreed to form a joint venture with Microsoft and Liberty Media Corporation. UPC will contribute its 9.8 million Class A common shares of United that it owns and the other parties will contribute 4.9 million Class B common shares of United. UPC will have a 50% interest in the new joint venture and Liberty and Microsoft will share the other 50% and a USD287.0 million (269.6 million) redeemable preferred

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


interest in the joint venture to balance out the parties' ownership interests. UPC, together with Liberty and Microsoft, will evaluate content and distribution opportunities in Europe. Formation of the joint venture is still pending.

Marketable equity securities of Primacom AG, at fair value

     In December 1999, UPC purchased an approximately 18.2% interest in PrimaCom AG, which owns and operates cable television networks in Germany. The purchase price for this interest was approximately 226.5 million. As of December 31, 1999, the fair value of the 18.2% interest was 230.5 million, resulting in an unrealized gain of 4.0 million for the year ended December 31, 1999. Subsequent to December 31, 1999, UPC increased its interest in PrimaCom AG. See Note 15.

6.   Property, Plant and Equipment


                                                     As of December 31,
                                               --------------------------------
                                                    1999             1998
                                               ---------------  ---------------
Cable distribution networks..................        1,523,871          211,501
Subscriber premises equipment and converters.          152,713           61,046
MMDS distribution facilities.................            7,997            6,295
DTH..........................................           70,775                -
Office equipment, furniture and fixtures.....           71,712           16,016
Buildings and leasehold improvements.........          143,868            5,788
Other........................................          131,683           12,782
                                               ---------------  ---------------
                                                     2,102,619          313,428
         Accumulated depreciation............         (194,205)         (39,800)
                                               ---------------  ---------------
         Net property, plant and equipment...        1,908,414          273,628
                                               ===============  ===============



7.   Goodwill and Other Intangible Assets


                                                     As of December 31,
                                               -------------------------------
                                                    1999            1998
                                               --------------   --------------
@Entertainment................................        929,956               -
UPC Nederland.................................        758,962               -
Stjarn........................................        427,927               -
Telekabel Group...............................        176,694         176,753
Mediareseaux..................................        117,054               -
UPC Norge.....................................         84,874          75,098
Telekabel Hungary.............................         54,725          44,211
UPC ..........................................         29,223               -
UPC Belgium...................................         20,863          19,145
UPC Slovensko s r.o...........................         22,883               -
Kabel Plus....................................         84,799               -
Monor.........................................         24,268               -
Other.........................................         12,852          11,125
                                               --------------   -------------
                                                    2,745,080         326,332
      Accumulated amortization................       (133,667)        (17,747)
                                               --------------   -------------
      Net goodwill and other intangible assets      2,611,413         308,585
                                               ==============   =============

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


8.   Short-Term Debt

Time Warner Note

     Short-term debt as of December 31, 1998 includes the USD18.0 million (15.4 million) non-interest bearing Time Warner Note. Subsequent to December 31, 1998, the Time Warner Note was cancelled as Time Warner exercised its option to acquire our 50% interest in HBO Hungary and 100% interest in TV Max.

Telekabel Hungary Facility

     In October 1998, Telekabel Hungary entered into a DM65.6 million (33.5 million) six-month secured bridge facility. As of December 31, 1998, the amount outstanding under this facility totaled DM33.1 million (16.9 million). The facility was repaid in 1999.

Stjarn Facilities

     In December 1998, Stjarn's parent company, which UPC acquired in July 1999, entered into a SEK521.0 million (59.1 million) loan agreement to refinance certain debt. The loan consists of a facility A, a medium term loan in the amount of SEK371.0 million (42.1 million), and a facility B, a short term loan in the amount of SEK150.0 million (17.0 million). These facilities are secured by pledges of shares in Stjarn's parent company's subsidary and bears interest at the rate of STIBOR plus between 0.75% and 1.25%. Originally, the A facility was to be repaid in eleven semi-annual installments of between SEK41.0 million (4.7 million) and SEK25.0 million (2.8 million) beginning in May 1999 until November 2004. The B facility has been fully repaid and replaced by a revolving credit facility in the amount of SEK150.0 million (17.0 million). The commitment fee for the revolving facility amounts to 0.30% and is based on the committed credit amount. Interest on utilized funds amounts to NBU + 0.60% units. The interest period is three months. The A facility restricts Stjarn's ability to encumber its present or future assets and to enter into sale-leaseback agreements. As a result of our acquisition of Stjarn, both the A facility and the revolving facility will mature on March 31, 2000. UPC is currently in negotiations to extend this to June 30, 2000.

Stjarn Seller's Note

     In connection with the acquisition of Stjarn in July 1999, UPC paid USD100.0 million (99.4 million) in the form of a one year note ("Stjarn Seller's Note") with interest at 8% per annum. Upon maturity of the note, UPC will have the option to pay the note in either cash or UPC shares.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


9.   Long-Term Debt


                                                          As of December 31,
                                                         --------------------
                                                            1999      1998
                                                         --------- ----------
UPC Euro Senior Notes due 2009.....................      754,717             -
UPC Euro Senior Notes due 2009.....................      300,000             -
UPC USD Senior Discount Notes due 2009.............      419,123             -
UPC 13.375% USD Senior Discount Notes due 2009.....      254,195             -
UPC 13.375% EURO Senior Discount Notes due 2009          102,207             -
UPC 10 7/8% USD Senior Notes due 2007..............      190,658             -
UPC 10 7/8% Euro Senior Notes due 2007.............      100,000             -
UPC USD Senior Notes due 2009......................      238,412             -
UPC 11 1/4% EURO Senior Notes due 2009.............      100,267             -
UPC Senior Credit Facility.........................      357,482             -
UPC Senior Revolving Credit Facility...............            -       439,267
UPC Bridge Bank Facility...........................            -        51,513
PCI Notes..........................................       16,355             -
@Entertainment 1998 Senior Discount Notes..........      115,263             -
@Entertainment 1999 Senior Discount Notes..........      140,925             -
@Entertainment 1999 Series C Senior Discount Notes.       11,767             -
New Telekabel Facility.............................      255,263             -
CNBH Facility......................................      121,556             -
A2000 Facilities...................................      207,831             -
Mediareseaux Facility..............................       44,912        18,307
RCF Facility.......................................       31,654             -
Rhone Vision Cable Credit Facility.................       60,979             -
Videopole Facility.................................        7,704             -
Monor..............................................       33,280             -
Bank and other loans...............................       89,151        75,504
                                                      ----------    ----------
                                                       3,953,701       584,591
         Less current portion......................      (50,291)      (51,513)
                                                      ----------    ----------
         Total.....................................    3,903,410       533,078
                                                      ==========    ==========

UPC October 1999 Senior Notes Offering

     In October 1999, UPC closed a private placement bond offering consisting of six tranches: USD252 million and Euro101.0 million of 11 1/4% senior notes due 2009; USD200.0 million and Euro100.0 million of of 10 7/8% senior notes due 2007 and USD478.0 million and Euro191.0 million aggregate principal amount at maturity of 13 3/8% senior discount notes due 2009. The senior discount notes were sold at 52.306% of the face amount, yielding gross proceeds of USD250.0 million and Euro100.0 million. The senior discount notes will accrue, but not pay, interest until November 2004. UPC has entered into cross-currency swaps, swapping the USD252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes with a notional amount totaling Euro240.2 million, and swapping the USD200.0 million, 10 7/8% coupon into fixed and variable rate Euro notes with a notional amount totaling Euro190.7 million. Of the Euro240.2 million senior notes, Euro120.1 million have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining Euro120.1 million have a variable interest rate of EURIBOR + 4.80%. Of the Euro190.7 million senior notes, Euro95.35 million have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining Euro95.35 million have a variable interest of EURIBOR + 4.80%.

UPC July 1999 Senior Notes Offering

     In July 1999, UPC completed an offering of USD800.0 million 10.875% senior notes due 2009, Euro300.0 million 10.875% senior notes due 2009 and USD735.0 million 12.5% senior discount notes due 2009. Interest payments on the senior notes will be due semi-annually, commencing February 1, 2000. The senior discount notes were sold at 54.521% of the face amount, yielding gross proceeds of USD400.7 million. The senior discount notes will accrue, but not pay, interest until February 2005. In order to minimize our currency and interest rate exposure, the USD800.0 million 10.875% senior notes have been swapped into senior Euro notes totaling

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Euro754.7 million. Of the senior Euro notes, Euro377.35 million have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.15%, for an initial rate of 7.093%. The remaining Euro377.35 million have a variable interest rate of EURIBOR + 4.15%.

     In December 1999, UPC completed a registered exchange offering for its USD and Euro senior notes and USD senior discount notes initially sold under Rule 144A in July 1999 as a private placement.

PCI Notes

     Poland Communications, Inc. ("PCI"), @Entertainment's major operating subsidiary sold USD130.0 million (129.2 million) (aggregate principal amount of senior notes ("PCI Notes")), in October 1996. The PCI Notes bear interest at 9 7/8%, payable on May 1 and November 1 of each year. The PCI Notes mature on November 1, 2003.

     The indenture governing the PCI Notes contains covenants limiting, among other things, @Entertainment's ability to incur additional indebtedness, make certain payments and distributions, including dividends, issue and sell capital stock of @Entertainment's subsidiaries, create certain liens, enter into transactions with its affiliates, invest in non-controlled entities, guarantee indebtedness by subsidiaries, purchase the notes upon a change of control, pay dividends and make other payments affecting @Entertainment's subsidiaries, effect certain consolidations, mergers, and sale of assets and pursue certain lines of business, and change in its ownership.

     Pursuant to the terms of the PCI indenture and upon the change of control, @Entertainment was required and has offered to repurchase all of the PCI Notes as a result of UPC's acquisition of @Entertainment. Pursuant to the repurchase offer, which expired on November 2, 1999, PCI has purchased USD113.2 million aggregate principal amount of PCI Notes for an aggregate price of USD114.4 million. PCI may seek to repurchase additional PCI notes from time to time.

@Entertainment 1998 Senior Discount Notes

     In July 1998, @Entertainment sold 252,000 units, each consisting of 14 1/2% senior discount notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of @Entertainment common stock, generating approximately USD125.1 million (124.3 million) gross proceeds. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants. The senior discount notes are unsubordinated and unsecured obligations of @Entertainment. The senior discount notes will accrete, but not pay, interest until January 2004. Subsequent to the initial private placement of these notes, @Entertainment made a registered offer to exchange these notes for its 1998 senior discount notes ("1998 Senior Discount Notes"). The 1998 Senior Discount Notes have the same terms as the notes for which they were exchanged (except for certain registration rights), were issued under the same indenture, and are treated as one series with such notes.

     @Entertainment offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, @Entertainment purchased USD49.1 million (48.8 million) aggregate principal amount at maturity of @Entertainment 1998 Senior Discount Notes.

     The indenture governing the 1998 Senior Discount Notes has covenants substantially similar to the PCI indenture.

@Entertainment 1999 Senior Discount Notes

     In January 1999, @Entertainment sold 256,800 units consisting of 14 1/2% senior discount notes due 2009 and warrants to purchase 1,813,665 shares of @Entertainment's common stock, yielding gross proceeds of approximately USD100.0 million (99.4 million). In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants. The senior discount notes will accrete, but not pay, interest until August 2004. Subsequent to the initial private placement of these notes, @Entertainment made a registered offer to exchange these notes for its 1999 senior discount notes ("1999 Senior Discount Notes"). The 1999 Senior Discount Notes have the same terms as the notes for which they were exchanged (except for certain registration rights), were issued under the same indenture, and are treated as one series with such notes.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     @Entertainment offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, @Entertainment purchased 1999 Senior Discount Notes described above for an aggregate price of USD26.5 million (26.3 million).

     The indenture governing the 1999 Senior Discount Notes has covenants substantially similar to the PCI indenture.

@Entertainment 1999 Series C Senior Discount Notes

     On January 20, 1999, @Entertainment sold USD36.0 million (35.8 million) 7.0% series C senior discount notes ("Series C Senior Discount Notes"), generating approximately USD9.8 million (9.7 million) of gross proceeds. The Series C Senior Discount Notes are senior unsecured obligations of @Entertainment. The senior discount notes will accrete, but not pay, interest until January 2004.

     The indenture governing the Series C Senior Discount Notes has covenants substantially similar to the PCI indenture.

UPC Senior Credit Facility

     On July 27, 1999, a newly formed subsidiary of UPC, UPC Facility B.V., Telekabel Wien and UPC Norge, as borrowers, and a syndicate of banks executed a Loan and Note Issuance Agreement for a Euro1.0 billion multi-currency senior secured credit facility (the "UPC Senior Credit Facility").

     The UPC Senior Credit Facility matures on July 27, 2006 and is comprised of two tranches. Tranche A is a 750.0 million reducing revolving credit facility. Tranche B is a 250.0 million term loan facility. The Senior Credit Facility bears interest at the EURIBOR (for borrowings in Euro) and at the London Interbank Offered Rate ("LIBOR") (for all other borrowings) plus a margin of between 0.75% and 2.0% (which margin is at least 1.5% for the first six months following closing) plus an additional cost of funding calculation. In addition to repaying the UPC Senior Revolving Credit Facility, proceeds from the UPC Senior Credit Facility are to be used for general corporate purposes, inter alia, to fund certain acquisitions, and certain permitted distributions, including the payment of interest on funds downstreamed from the proceeds of high yield issues and capital expenditures. Borrowings under the UPC Senior Credit Facility are limited by financial ratio tests. The UPC Senior Credit Facility contains provisions that require its immediate repayment, at the option of the majority banks, if (1) UPC ceases to own more than 50% of, or loses its ability to exercise control over, UPC Facility B.V., or (2) United ceases to own more than 50% and loses its ability to control UPC. In addition, the UPC Senior Credit Facility limits UPC Facility B.V.'s and its subsidiaries' ability to make acquisitions funded by loan proceeds with the UPC Senior Credit Facility to
400.0 million over the life of the UPC Senior Credit Facility, with a further limitation on new Eastern European acquisitions. Furthermore, the UPC Senior Credit Facility contains certain financial covenants and restrictions on UPC Facility B.V. and most subsidiaries' ability to make dividends or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. Net proceeds of certain disposals (including sales by UPC of less than 50% of its current interest in UPC Facility B.V.) are required to be used to repay the UPC Senior Credit Facility. The UPC Senior Credit Facility does, however, permit UPC Facility B.V. to upstream payments to UPC after April 1, 2002 for the purpose of servicing interest on the UPC Notes due 2009, if UPC Facility B.V.'s ratio of senior debt to annualised net operating cash flow is less than or equal to 4.5:1.0.

     The UPC Senior Credit Facility is secured by, among other things, pledges of the shares of UPC Facility B.V., UPC Norge, UPC Belgium, Cable-Network Austria Holding B.V. ("CNAH"), Stipdon and Telekabel Hungary. UPC Facility B.V., UPC Belgium, CNAH, Stipdon and Telekabel Hungary are guarantors under the UPC Senior Credit Facility. The collateral and guarantees under the UPC Senior Credit Facility also secure UPC's liability under any currency and/or interest rate hedging arrangements entered into in connection with the UPC Notes due 2009, although only Euro100.0 million of the indebtedness represented by such arrangements is pari passu with the indebtedness under the UPC Senior Credit Facility.

New TeleKabel Facility

     In March 1999, TeleKabel Beheer, a subsidiary of UPC Nederland, replaced their existing 313.1 million facility with a senior facility and additional shareholder loans. The senior facility

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

consists of a 340.0 million revolving facility to N.V. Telekabel that will convert to a term facility on December 31, 2001. Of this facility 5.0 million is in the form of an overdraft facility that is available until December 31, 2007. Repayment takes place from 2002 to 2007. This facility was used, among other things, to repay a portion of the NUON facility and for capital expenditures. The facility bears interest at EURIBOR plus margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's net operating income plus an additional cost of funding calculator. The facility is secured by, among other things, a pledge over the shares in N.V. Telekabel and by pledges over shares in its subsidiaries as well as assets pledges. The facility restricts N.V. Telekabel's ability to incur additional debt. This facility generally restricts the payment of dividends and distributions, unless, among other things, we achieve certain financial ratios. This facility also restricts the amount of management fees that can be paid to us. The facility is immediately due and payable if TeleKabel Beheer ceases to own 100% of N.V. TeleKabel or if we cease to own directly or indirectly more than 50% of TeleKabel Beheer.

CNBH Facility

     In February 1998, CNBH, a subsidiary of UPC Nederland, entered into a secured 113.4 million ten-year term facility with a syndicate of banks led by Rabobank. In August 1998, this facility was increased to 120.7 million. Most of the proceeds were used to repay in full a Combivisie bridge facility entered into in connection with the acquisition of Combivisie and a KTE bank facility. The remaining amount under this facility is available to finance certain capital expenditures. Beginning in 2001, CNBH will be required to apply 50% of its excess cash flow to repayment of its facility. The facility restricts the payment of dividends and distributions and limits the amount of payments to UPC under our general services agreement. In January 1999, this facility was increased to 124.3 million. In connection with this facility, UPC entered into a project support agreement providing, among other things, for UPC to retain majority ownership of CNBH. In connection with this facility, CNBH also entered into a 2.3 million ten-year term working capital facility.

A2000 Facilities

     In January 1996, A2000, a subsidiary of UPC Nederland, and its wholly-owned subsidiary Kabeltelevisie Amsterdam entered into bank facilities of 40.8 million and 170.2 million, respectively. In October 1996, A2000 Hilversum, a wholly-owned subsidiary of A2000, entered into a bank facility of 20.4 million. These facilities have between 9 and 10 year terms and interest rates of AIBOR + 0.75% or AIBOR + 0.7% or fixed-rate (fixed prior to each advance) increased by 0.7% or 0.75% per annum. The facilities also restrict the borrowers from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. The A2000 facilities are secured by mortgages and pledges, including pledges on Kabeltelevisie Amsterdam and A2000 Hilversum and assets. Subsequent to December 31,1999, A2000 replaced these facilities with a new facility (see Note 15). In connection with the refinancing, UPC placed 220.0 million cash on deposit with a bank as of December 31, 1999.

Mediareseaux Facility

     In July 1998, Mediareseaux, a subsidiary of UPC France, entered into an
103.6 million term facility with Paribas to finance capital expenditures, working capital and acquisitions. This facility is secured by the assets of Mediareseaux and a pledge of our stock of Mediareseaux. The availability of this facility depends on revenue generated and its debt to equity ratios. Drawings under this facility may be made until December 31, 2002. The repayment period runs from January 1, 2003 to final maturity in 2007. Mediareseaux may not draw more than 18.3 million of this facility for acquisitions. This facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux also secured a 9.5 year 3.0 million overdraft facility, subject to the same terms and conditions as this facility except for the availability for the tests which are applicable. Until certain financial covenants are met, we must own more than 51% of Mediareseaux. Generally, investments by Mediareseaux and its subsidiaries require approval of the facility agent except for investments in cash and certain marketable securities that are pledged to support the facility. This facility also restricts the amount of management fees that Mediareseaux may pay to us. UPC France is currently negotiating the refinancing of this facility.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


RCF Credit Facility

     In 1990, RCF, a subsidiary of UPC France which was acquired in July 1999, and six of its subsidiaries entered into a 24.4 million credit facility with a consortium of banks to finance working capital and operations. In 1995 this facility was amended and extended to 38.5 million to refinance three further credit facilities entered into by other subsidiaries of RCF. The loan bears an interest rate of PIBOR (the French interbank offer rate) + 1.5%, payable in arrears quarterly. The loan has to be repaid in yearly installments of 5.3 million beginning at the end of 1999 until December 31, 2005. Subject to certain exceptions, the loan restricts RCF and certain of its subsidiaries from incurring certain additional indebtedness, from having liens on or disposing of certain assets, from merging or consolidating and from dividend payments. UPC France is currently negotiating the refinancing of this facility.

Rhone Vision Cable Credit Facility

     In July 1996, Rhone Vision Cable, a subsidiary of UPC France, which was acquired in August 1999, entered into a 103.6 million credit facility to finance construction and installation of Rhone Vision Cable networks. The facility bears interest of LIBOR plus 1%, payable quarterly. The repayment of the facility commences on June 30, 2002, or either on the June 30/th/ or December 31/st/ occurring at least six months after network completion. The facility is secured by pledges of all the shares and certain assets of Rhone Vision Cable and by a guarantee given by the Department du Rhone (for up to 50% of any sum due under the facility). The facility restricts Rhone Vision Cable's ability to secure additional financing, incur additional debt or transfer shares. Under certain circumstances, the lenders are entitled to set up a company as successor of Rhone Vision Cable's position. UPC France is currently negotiating the refinancing of this facility.

Videopole Credit Facility

     In October 1999, Videopole, a subsidiary of UPC France, which was acquired in August 1999, entered into a 9.9 million credit facility with the Comptoir de Entrepreneurs to finance the extension of existing network and working capital operations. The facility must be repaid by December 31, 2000. The facility bears interest of EURIBOR plus 1.25%. UPC France is currently negotiating the refinancing of this facility.

DIC Loan

     In November 1998, a subsidiary of DIC loaned UPC USD90.0 million (89.4 million). The loan from DIC was subsequently assigned to an Israeli bank. We used the proceeds to acquire interests in the Israeli and Maltese systems. The loan from DIC matures in November 2000 and is secured by UPC's pledge of its ownership interest in the Israeli system. The loan from DIC bears interest at the nominal rate of 8% per annum. This interest is payable, together with an additional 6% of the principal amount, on maturity. The loan from DIC may be repaid on quarterly prepayment dates with three months prior notice by us. In connection with the loan from DIC, UPC granted the Discount Group, its partner in the Israeli system, an option to acquire USD90.0 million (89.4 million), plus accrued interest, of ordinary shares A at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire USD45.0 million (44.7 million), plus accrued interest, of ordinary shares A at a price equal to the 30 day average closing price of our ordinary shares A on the Stock Market of Amsterdam Exchanges, or the initial public offering price, whichever is higher. At UPC's initial public offering, DIC exercised the first option and acquired 4,675,962 ordinary shares A. We repaid USD45.0 million (44.7 million) of the loan, plus accrued interest, with proceeds from the option exercise. The other option is exercisable until September 30, 2000.

Monor Facility

     In September 1997, Monor entered into a USD42.0 million (41.7 million) term loan facility with a syndicate of banks led by Credit Lyonnasis. The proceeds of Monor facility were used to repay indebtedness and for capital expenditures in the build-out of Monor's network. Monor's facility matures on December 31, 2006 and bears interest at LIBOR plus 1.5%. Monor entered into an interest rate swap agreement with Credit Lyonnais swapping the floating rate to a fixed rate of 6.66% for German marks and 7.79% for U.S. dollars. Monor's

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

facility is secured by a pledge over the shares of Monor and it assets. This facility limits Monor's ability to encumber its assets, incur indebtedness and pay dividends.

UPC Senior Revolving Credit Facility

     In October 1997, UPC and Norkabel as borrowers entered into a 499,158 multi-currency revolving credit facility with a syndicate of banks. Norkabel was succeeded as a borrower by Janco Multicom after the merger of Janco and Norkabel. In December 1997, Telekabel Wien and the other members of the Telekabel Group also became borrowers under the Senior Revolving Credit Facility. In July 1999, the outstanding debt under this facility was refinanced with the new UPC Senior Credit Facility.

Bridge Bank Facility

     In connection with the UPC Acquisition, the Company entered into the consolidated USD125.0 million term Bridge Bank Facility with a syndicate of banks. In February 1999, UPC repaid the Bridge Bank Facility.

Debt Maturities

     The maturities of the Company's long-term debt are as follows:


12 months ended December 31, 2000...............    50,291
12 months ended December 31, 2001...............         -
12 months ended December 31, 2002...............    60,979
12 months ended December 31, 2003...............    16,355
12 months ended December 31, 2004...............         -
Thereafter...................................... 3,826,076
                                                 ---------
         Total.................................. 3,953,701
                                                 =========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Fair Value of Financial Instruments

     Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.


                                                      As of December 31, 1999       As of December 31, 1998
                                                      -----------------------       -----------------------
                                                                   Fair Market                   Fair Market
                                                      Book Value      Value         Book Value      Value
                                                      ----------   -----------      ----------   -----------
UPC Euro Senior Notes due 2009......................     754,717       771,141            -             -
UPC Euro Senior Notes due 2009......................     300,000       303,750            -             -
UPC USD Senior Discount Notes due 2009..............     419,123       412,691            -             -
UPC 13.375% USD Senior Discount Notes due 2009......     254,195       270,765            -             -
UPC 13.375% EURO Senior Discount Notes due 2009.....     102,207       106,005            -             -
UPC 10 7/8% USD Senior Notes due 2007...............     190,658       205,450            -             -
UPC 10 7/8% Euro Senior Notes due 2007..............     100,000       102,000            -             -
UPC USD Senior Notes due 2009.......................     238,412       260,450            -             -
UPC 11 1/4% EURO Senior Notes due 2009..............     100,267       103,020            -             -
UPC Senior Credit Facility..........................     357,482       357,482            -             -
UPC Senior Revolving Credit Facility................        -             -            439,267       439,267
UPC Bridge Bank Facility............................        -             -             51,513        51,513
PCI Notes...........................................      16,355        16,355            -             -
@Entertainment 1998 Senior Discount Notes...........     115,263       147,028            -             -
@Entertainment 1999 Senior Discount Notes...........     140,925       145,099            -             -
@Entertainment 1999 Series C Senior Discount Notes.       11,767        11,767            -             -
New Telekabel Facility..............................     255,263       255,263            -             -
CNBH Facility.......................................     121,556       121,556            -             -
A2000 Facilities....................................     207,831       207,831            -             -
Mediareseaux Facility...............................      44,912        44,912          18,307        18,307
RCF Facility........................................      31,654        31,654            -             -
Rhone Vision Cable Credit Facility..................      60,979        60,979            -             -
Videopole Facility..................................       7,704         7,704            -             -
Monor...............................................      33,280        33,280            -             -
Bank and other loans................................      89,151        89,152          75,584        75,584
                                                      ----------   -----------      ----------   -----------
                                                       3,953,701     4,065,344         584,671       584,671
         Less current portion.......................     (50,291)      (50,291)        (51,593)      (51,593)
                                                      ----------   -----------      ----------   -----------
         Total......................................   3,903,410     4,015,043         533,078       533,078
                                                      ==========   ===========      ==========   ===========



10.  Shareholders' Equity

     In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3:2 stock split and an increase in the number of authorized ordinary shares to 200,000,000, which was legally effected before the Company's initial public offering. The Company's shareholders also approved the issuance of 100 priority shares, which have special approval and other rights, to United. In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 preference shares A and 200,000,000 preference shares
B. The par value of all shares was set at Euro 0.30 per share.

     In July 1999, at the annual shareholders' meeting, the shareholders approved the amendment of UPC's Articles of Association to authorize 100 million ordinary shares B with the right to cast 1 vote per share and to increase the voting rights of the newly re-named ordinary shares A (formerly the ordinary shares), the priority shares, the preference shares A and the preference shares B to 100 votes per share. The shareholders also approved an increase in the nominal value of each issued and outstanding ordinary share A and each priority share from Euro0.30 to Euro2.0.

     At an extraordinary general meeting of shareholders, the shareholders approved the amendment of UPC's Articles of Association to (i) split each ordinary share A, priority share, preference share A AND prferred share B (as of December 31, 1999, with a nominal value of Euro2.00 each) into three shares with a nominal value of Euro1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of Euro0.02 each) into three shares with a nominal value of Euro.01 each and (iii) pay up an amount of Euro145.2 million on account of the share premium reserve of the company. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the share split from 3:1. The change in nominal value has been restated in the consolidated statement of shareholder's equity as if it occurred at the beginning of 1999.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


General

     The equity classifications and amounts as stated in these consolidated financial statements do not necessarily reflect the statutory equity of the Company, as the statutory equity is subject to Dutch generally accepted accounting principles. The statutory equity is the basis for any distributions to shareholders.

Initial Public Offering

     During February 1999, the Company successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately 1,294.6 million and 1,206.8 million respectively.

Secondary Public Offering of Ordinary Shares A

     In October 1999, UPC closed the offering of 45,000,000 of its ordinary shares A. The price was set at Euro59.75 per share, raising gross and net proceeds from the offering of approximately 896.2 million and 851.3 million respectively.

United Indenture

     As a subsidiary of United, the Company's activities are restricted by the covenants in United's indenture dated February 5, 1998 (the ''United Indenture''). The United Indenture generally limits the additional amount of debt that UPC or its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) 7.0 times the borrower's consolidated operating cash flow; (ii) 1.75 times its consolidated interest expense; or (iii) 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the United Indenture at the time of the borrowing.
The United Indenture also restricts UPC's ability to make certain asset sales and certain payments. In connection with the initial public offering, UPC has agreed with United that it will not take any action during the term of the United Indenture that would result in a breach of the United Indenture covenants. The maturity date of the United Indenture is February 2008 and interest becomes payable in cash in February 2003.

Relationship with Microsoft

     On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, we have agreed to grant Microsoft warrants to purchase up to 11,400,000 shares (as adjusted for UPC's 3:1 stock split in March 2000) or ADSs at Microsoft's option, at an exercise price of USD9.33. Half of these warrants were to be issued at the earlier of April 25, 1999 and the signing of the first definitive agreement. These warrants are exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. UPC recorded as contract acquisition rights approximately 29.2 million associated with the first half of the warrants. Such costs are being amortized over the life of the warrants until a contract life is determined. The accounting for the cost associated with the second half of the warrants will depend on the ultimate nature of the performance criteria giving rise to the earn-out of these warrants when such criteria are established. These warrants will be

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


recorded as such at fair value when it is probable the performance criteria will be met in accordance with EITF Issue No. 96-18 "Accounting for Equity Instruments that are issued to Other than Employees, or in Conjunction with selling Goods or Services."

Stock Option Plan

     In June 1996, UPC adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options will be convertible into UPC common stock. United appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by the Company's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the Plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like),all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

     For purposes of the proforma disclosures presented below, UPC has computed the fair values of all options granted during the year ended December 31, 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

     Risk-free interest rate.....................        5.76%
     Expected life...............................       5 years
     Expected volatility.........................       56.82%
     Expected dividend yield.....................           0%



     The total fair value of options granted was approximately 38.5 million for the year ended December 31, 1999. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 1999, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was 5.9 million. This stock-based compensation had the following proforma effect on net income (in thousands):


                                                             Net Loss
                                          Net Loss          Per Share
                                         ----------         ----------
As reported...........................     (784,298)             (2.08)
                                         ----------         ----------
Pro Froma.............................     (790,198)             (2.09)
                                         ==========         ==========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


        A summary of stock option activity for the Plan is as follows:


                                                                         For the Years Ended december 31,
                                                -----------------------------------------------------------------------------------
                                                          1999                         1998                         1997
                                                --------------------------   -------------------------    -------------------------
                                                              Weighted-                    Weighted-                    Weighted-
                                                               Average                      Average                      Average
                                                  Number    Exercise Price    Number    Exercise Price     Number    Exercise Price
                                                ----------  --------------  ----------  --------------   ----------  --------------
                                                               (Euros)                     (Euros)                       (Euros)
Outstanding at beginning of
     period..................................   12,586,500           1.72    6,724,656            1.59    6,901,251            1.59
Granted during period........................    4,338,000          14.91    7,029,000            1.83            -               -
Cancelled during period......................     (266,565)          3.44      (42,156)           1.59     (176,595)           1.59
Exercised during period......................   (5,702,256)          1.65   (1,125,000)           1.59            -               -
                                                ----------          -----   ----------            ----    ---------            ----
Outstanding at end of period.................   10,955,679           6.94   12,586,500            1.72    6,724,656            1.59
                                                ==========          =====   ==========            ====    =========            ====
Exercisable at end of period (1).............    4,769,595           3.10   12,586,500            1.72    6,724,656            1.59
                                                ==========          =====   ==========            ====    =========            ====

(1)  Includes certificate rights as well as options.

     The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                      For the Year Ended                         For the Year Ended
                                                       December 31, 1999                          December 31, 1998
                                                  ------------------------------------     -----------------------------------
                                                                    Fair      Exercise                       Fair     Exercise
           Exercise Price                           Number         Value       Price         Number         Value      Price
           --------------                         ----------      -------     --------     ----------      -------    --------
                                                                  (Euros)                                  (Euros)
           Less than market price...........         375,000         8.94       16.12               -           -            -
           Equal to market price............       3,963,000         8.95       14.79       7,029,000        1.83         1.83
           Greater than market price........               -            -           -               -           -            -
                                                  ----------       ------     -------      ----------      ------      -------
                  Total.....................       4,338,000         8.94       14.91       7,029,000        1.83         1.83
                                                  ==========      ========    =======      ==========      ======      =======



     The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 1999:

                                                         Options Outstanding                         Options Exercisable
                                                ---------------------------------------------     ----------------------------
                                                                Weighted-Average    Weighted-                        Weighted-
                                                                   Remaining         Average                          Average
                                                                Contractual Life    Exercise                         Exercise
Exercise Price Range (Euros)                      Number            (Years)           Price         Number             Price
----------------------------                    -----------     ----------------    ---------     -----------        ---------
                                                                                     (Euros)                          (Euros)
 1.59 -  2.05.........................            6,681,039                 1.19         1.80       4,211,055             1.78
 9.67 -  9.67.........................            1,212,000                 3.20         9.67         231,000             9.67
11.26 - 11.40.........................              719,640                 3.22        11.40         132,483            11.40
15.67 - 18.17.........................            1,171,500                 3.56        17.51         130,188            17.46
20.08 - 20.08.........................            1,171,500                 3.78        20.08          63,969            20.08
                                               ------------     ----------------     --------     ------------       ---------
                                                 10,955,679                 2.00         6.94        4,769,595            3.10
                                               ============     ================     ========      ===========       =========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Plan was accounted for as a variable plan prior to the initial public offering. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the Company's common stock. Thereafter, the Plan has been accounted for as a fixed plan. Compensation expense of 6,465, 2,186 and 0 was recognized for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively.

Phantom Stock Option Plan

     In March 1998, the Company adopted a phantom stock option plan (the "Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of the Company's common stock. The rights are granted at fair market value determined by the Company's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of United Class A Common Stock or (iii) freely tradable shares of its common stock. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradeable shares of stock instead. The Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

     The Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of 117.4 million and 23.8 million was recognized for the years ended December 31, 1999 and December 31, 1998 respectively.

     A summary of stock option activity for the Phantom Plan is as follows:

                                                                For the Year Ended                 For the Year Ended
                                                                 December 31, 1999                  December 31, 1998
                                                            -----------------------------      -----------------------------
                                                                              Weighted-                          Weighted-
                                                                              Average                            Average
                                                               Number      Exercise Price         Number      Exercise Price
                                                            ------------   --------------      ------------   --------------
                                                                              (Euros)                            (Euros)
  Outstanding at beginning of period...................        6,172,500           1.91                  --             --
  Granted during period................................          585,000           9.67           6,172,500           1.91
  Cancelled during period..............................       (1,540,128)          2.00                  --             --
  Exercised during period..............................       (1,072,809)          1.89                  --             --
                                                               ---------          -----           ---------          -----
  Outstanding at end of period.........................        4,144,563           2.98           6,172,500           1.91
                                                               =========          =====           =========          =====
  Vested and exercisable at end of period..............        1,554,813           2.47           1,411,407           1.84
                                                               =========          =====           =========          =====

     The combined weighted-average fair values and weighted-average exercise prices of options are as follows:

                                                              For the Year Ended                       For the Year Ended
                                                               December 31, 1999                        December 31, 1998
                                                       -----------------------------------     -----------------------------------

                                                                       Fair      Exercise                      Fair      Exercise
Exercise Price                                           Number        Value       Price         Number        Value       Price
--------------                                         -----------   ---------   ---------     -----------   ---------   ---------
                                                                      (Euros)     (Euros)                     (Euros)     (Euros)
  Equal to market price.........................           585,000        9.67        9.67       2,057,500        1.91        1.91
                                                       -----------   ---------   ---------     -----------   ---------   ---------
       Total....................................           585,000        9.67        9.67       2,057,500        1.91        1.91
                                                       ===========   =========   =========     ===========   =========   =========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:


                                               Weighted-
                                                Average             Number of
                                               Remaining             Options
                                           Contractual Life        Vested and
Exercise Price (Euros)       Number             (years)            Exercisable
------------------      ---------------   -------------------   -----------------
1.82..............       2,606,778                 7.60            1,186,092
2.05..............         952,785                 8.74              245,907
9.67..............         585,000                 9.16              122,814
                         ---------            ---------            ---------
                         4,144,563                 8.14            1,554,813
                         =========            =========            =========


Subsidiary Phantom Stock Option Plan

     As of June 1998, the Company adopted a phantom stock option plan (the "chello Phantom Plan"), which permits the grant of phantom stock rights of chello, a wholly owned subsidiary of the Company. The rights are granted at an option price equal to the fair market value determined by chello's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The chello Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined in the chello Phantom Plan) of chello and the option price for the portion of the rights vested. The Company, at its sole discretion, may make the required payment in cash, freely tradable shares of United Class A Common Stock, the Common stock of UPC, which shall be valued at the closing price on the day before the date the Company makes payment to the option holder, or the chello's common shares, if they are publicly traded and freely tradable ordinary shares. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of chello's stock instead. As of December 31, 1999, the Company had recorded a cumulative compensation expense of 70,804 for options granted under the chello Plan.

     A summary of stock option activity for the chello Phantom Plan is as follows:

                                                           For the Year Ended               For the Year Ended
                                                            December 31, 1999                December 31, 1998
                                                       ---------------------------      ---------------------------
                                                                       Weighted-                        Weighted-
                                                                        Average                          Average
                                                                        Exercise                         Exercise
                                                          Number         Price             Number         Price
                                                       ------------   ------------      ------------   ------------
                                                                        (Euros)                          (Euros)
  Outstanding at beginning of period................        570,000           4.54                --             --
  Granted during period.............................        235,000           4.54           570,000           4.54
  Granted during period.............................      1,309,838           9.08                --             --
  Granted during period.............................        355,500             --(1)             --             --
  Cancelled during period...........................       (128,542)          4.71                --             --
  Exercised during period...........................        (11,667)          4.54                --             --
                                                          ---------          -----           -------          -----
  Outstanding at end of period......................      2,330,129           7.54(2)        570,000           4.54
                                                          =========          =====           =======          =====
  Vested and exercisable at end of period...........        414,913           6.13(2)         70,625           4.54
                                                          =========          =====           =======          =====

(1) Of the total number of options granted to date, the option price in respect of these options in the initial public offering price ("IPO price").

(2) Excluding the shares discussed in (1) above.

  The weighted-average remaining contractual life for these options is 8.93 years as of December 31, 1999 (9.47 years as of December 31, 1998).

  The following table summarizes information about options rights outstanding, vested and exercisable as of December 31, 1999 under the chello Phantom Plan:

                                       For the Year Ended
                                       December 31, 1999
                           ---------------------------------------------
                                          Weighted -
                                            Average          Number of
                                           Remaining          options
                                          Contractual        vested and
                              Number      Life (years)       Exercisable
                           ------------   ------------       -----------
Exercise price
(Euros)
4.54                          669,791           7.05           267,188
9.08                        1,304,838           9.56           144,074
   -(1)                       355,500           9.96             3,651
                            ---------           -----          -------
                            2,330,129           8.93           414,913
                            =========           ====           =======

(1) The exercise price is to be determined as follows:

             Of the total number of options granted to date, the option price in respect of these options is the initial public offering ("IPO") price.

  The chello Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of 69,831 was recognized for the year ended December 31, 1999. The Company's estimate of the fair value of its ordinary stock as of December 31, 1999 utilized in recording compensation expense and deferred compensation expense under the chello plan was Euro 85.00 per share. Because the Company will account for the chello Phantom Plan as a variable plan, compensation expense will continue to be recognized subsequent to December 31, 1999. For each Euro 1 per share increase in the estimate of the fair value per share of its ordinary stock as of December 31, 1999, over the Euro 85.00 used to record stock compensation expense as of December 31, 1999, additional stock compensation expense totalling approximately Euro 904 would have been recognized in the statement of operations and deferred compensation expense would have increased by approximately that amount as of that date.

Subsidiary Stock option plan

  In June 1999, The Company adopted a stock plan (the "chello Plan"). Under the chello Plan, the Company's Supervisory Board's may grant stock options to the Company's employees at fair market value determined by the Company's Supervisory Board at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the chello Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four year period from date to grant. If the employee's employment terminates, other than in case of death, disability or the like, for a so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The chello plan also provides that, in case of a change in control, the Company has the right to require a foundation to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change in its control.

  For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during the year ended December 31, 1998 and the year ended December 31, 1999, using the Black-Scholes single-option pricing model and the following weighted average assumptions: expected dividend yield of 0%, expected annual standard volatility of 95%, risk-free interest rate of 3.41% and expected life of 5 years.

  The total fair value of options granted under the chello plan was nil for the year ended to December 31, 1998 and 3,707 for the ended December 31, 1999. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeitured prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 1998 and December 31, 1999, respectively, pro forma stock-based compensation, net of the effect of the forfeitures was nil and 726, respectively. The stock-based compensation had the following proforma effect on net income (in thousands):

                                            Net loss
                         Net loss           Per Share
                         ---------          ---------
As reported              (784,298)           (2.08)
                         ---------          ---------
Pro Forma                (785,024)           (2.08)
                         =========          =========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.  Commitments and Contingencies

     The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled 19,365, 3,656 and 3,114 for the years ended December 31, 1999 and, December 31, 1998 and December 31, 1997 respectively.

     The Company has operating lease obligations as follows:

12 months ended December 31, 2000............................   84,392
12 months ended December 31, 2001............................   84,314
12 months ended December 31, 2002............................   67,112
12 months ended December 31, 2003............................   49,883
12 months ended December 31, 2004 and thereafter.............  188,826
                                                               -------
         Total...............................................  474,527
                                                               =======

Satellite Transponder Capacity

     UPC has entered into an agreement for the long term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately USD114.0 million (113.3 million) payable in monthly installments based on capacity used.

Programming, Broadcast and Exhibition Rights

     @Entertainment has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("DTH") and cable systems. At December 31, 1999, @Entertainment had an aggregate minimum commitment in relation to these agreements of approximately USD214.0 million (212.3 million) over the next seven years, approximating USD55.6 million (55.3 million in 2000, USD51.8 million (51.5 million) in 2001, USD48.1 million (47.8 million) in 2002, USD29.9 million (29.7 million) in 2003 and USD28.6 million (28.4 million) in 2004 and thereafter.


Purchase Commitments

     As of December 31, 1999, @Entertainment had an aggregate minimum commitment toward the purchase of the DTH reception systems from Philips Business Electronics B.V. of approximately USD60.8 million (60.4 million) over the next two years.

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

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


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

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

    A summary of the segment information by geographic area is as follows:

                                                                    Revenue for the Year Ended December 31, 1999
                                                     ------------------------------------------------------------------------------
                                                        Cable               Internet/    DTH and
                                                     Television  Telephony    Data     Programming   Other   Intercompany    Total
                                                    -----------  --------   --------   -----------   -----   ------------   -------
 The Netherlands:
   Corporate......................................        -          -           -          -      6,063           -          6,063
   UPCtv..........................................        -          -           -      1,051          -           -          1,051
   chello.........................................        -          -       7,323          -          -      (7,323)             -
   Priority Telecom...............................        -          -           -          -          -           -              -
   Operating companies............................  110,618     30,275       8,144          -        312           -        149,349
Austria...........................................   79,151      6,920      12,865          -          -           -         98,936
Belgium...........................................   14,875          -       2,360          -          -           -         17,235
Czech Republic....................................    7,075        171           -          -        985           -          8,231
Norway............................................   46,492        345         534          -          -           -         47,371
Hungary ..........................................   33,270          -         118          -          -           -         33,388
France............................................   26,015      2,562         558          -          -           -         29,135
Poland............................................   25,375          -           -     18,637          -      (8,318)        35,694
Sweden............................................   12,605          -         476          -          -           -         13,081
Other ............................................    7,872          -           -          -         95           -          7,967
                                                    -------     ------      ------     ------      -----     -------        -------
    Total ........................................  363,348     40,273      32,378     19,688      7,455     (15,641)       447,501
                                                    =======     ======      ======     ======      =====     =======        =======

                                                                    Revenue for the Year Ended December 31, 1998
                                                     ------------------------------------------------------------------------------
                                                        Cable               Internet/    DTH and
                                                     Television  Telephony    Data     Programming   Other   Intercompany    Total
                                                     ----------  --------   --------   -----------   -----   ------------   -------
 The Netherlands:
   Corporate.......................................       -        -            -           -        7,835          -        7,835
   UPCtv...........................................       -        -            -           -            -          -            -
   Chello..........................................       -        -            -           -            -          -            -
   Priority Telecom................................       -        -            -           -            -          -            -
   Operating companies.............................  14,923      175            -           -            -          -       15,099
Austria............................................  76,906       66        3,416           -            -          -       80,388
Belgium............................................  14,831        -          706           -        1,154          -       16,691
Czech Republic.....................................   4,043        -            -           -            -          -        4,043
Norway.............................................  41,879        -          173           -            -          -       42,052
Hungary ...........................................  12,572        -            -           -            -          -       12,572
France.............................................   3,657        -            -           -            -          -        3,657
Poland.............................................       -        -            -           -            -          -            -
Sweden.............................................       -        -            -           -            -          -            -
Other .............................................   2,635        -            -         611            -          -        3,245
                                                    -------     ----        -----       -----        -----       -----     -------
     Total ........................................ 171,446      241        4,295         611        8,989          -      185,582
                                                    =======     ====        =====       =====        =====       =====     =======


                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


                                              Revenue for the Year Ended December 31, 1997
                             ----------------------------------------------------------------------------
                                  Cable                Internet/     DTH and
                               Televising   Telephony    Data       Programming     Other    Intercompany      Total
                             ------------- ----------- ----------  ------------   ---------- -----------     ---------
 The Netherlands:
   Corporate.............               -           -          -              -       4,149            -         4,149
   UPCtv.................               -           -          -              -           -            -             -
   chello................               -           -          -              -           -            -             -
   Priority Telecom......               -           -          -              -           -            -             -
   Operating companies...           9,276           -        103              -           -            -         9,379
Austria..................          73,681           -        187              -           -            -        73,868
Belgium..................          14,432           -         57              -       3,090            -        17,579
Czech Republic...........           3,400           -          -              -           -            -         3,400
Norway...................          41,534           -          -              -           -            -        41,534
Hungary .................               -           -          -              -           -            -             -
France...................           1,146           -          -              -           -            -         1,146
Poland...................               -           -          -              -           -            -             -
Sweden...................               -           -          -              -           -            -             -
Other ...................           1,940           -          -             45           -            -         1,985
                             ------------- ----------  ---------   ------------   ---------  -----------     ---------
  Total .................         145,409           -        347             45       7,239            -       153,040
                             ============= ==========  =========   ============   =========  ===========     =========

                                          Adjusted EBITDA for the Year Ended December 31, 1999
                             ---------------------------------------------------------------------------
                                  Cable                Internet/     DTH and
                               Televising   Telephony    Data      Programming      Other      Total
                             ------------  ----------  ---------   ------------    ---------  ----------
 The Netherlands:
   Corporate.............               -           -          -              -      (40,273)    (40,273)
   UPCtv.................               -           -          -        (15,694)           -     (15,694)
   chello................               -           -    (58,278)             -            -     (58,278)
   Priority Telecom......               -      (5,436)         -              -            -      (5,436)
   Operating companies...          45,270     (13,260)    (4,255)             -        1,424      29,179
Austria..................          42,226     (10,776)       220              -            -      31,670
Belgium..................           3,715         (51)    (2,078)             -            -       1,586
Czech Republic...........          (1,061)         51          -              -          382        (628)
Norway...................          19,485      (6,720)    (4,865)             -            -       7,900
Hungary .................          11,029           -       (245)             -            -      10,784
France...................          (1,659)     (5,586)    (2,229)             -          (63)     (9,537)
Poland...................          (8,797)          -          -        (60,871)      (2,835)    (72,503)
Sweden...................           4,305        (127)    (3,847)             -            -         331
Other ...................           1,996        (194)      (690)             -          (40)      1,072
                             ------------  ----------  ---------   ------------    ---------  ----------
  Total .................         116,509     (42,099)   (76,267)       (76,565)     (41,405)   (119,827)
                             ============  ==========  =========   ============    =========  ==========

                                          Adjusted EBITDA for the Year Ended December 31, 1998
                             ---------------------------------------------------------------------------
                                  Cable                Internet/
                                Television  Telephony    Data      Programming      Other      Total
                             ------------  ----------- ---------   ------------    ---------  ----------
 The Netherlands:
   Corporate.............               -           -          -              -      (5,225)      (5,225)
   UPCtv.................               -           -          -           (350)          -         (350)
   chello................               -           -     (7,194)             -           -       (7,194)
   Priority Telecom......               -      (1,595)         -              -           -       (1,595)
   Operating companies...          10,024          48        (49)             -           -       10,023
Austria..................          40,767      (1,941)    (2,064)             -           -       36,762
Belgium..................           6,830           -       (947)             -         136        6,019
Czech Republic...........            (856)          -          -              -           -         (856)
Norway...................          16,633        (680)      (957)             -           -       14,996
Hungary .................           4,533           -          -              -           -        4,533
France...................          (1,132)     (1,081)       (91)             -           -       (2,304)
Poland...................               -           -          -              -           -            -
Sweden...................               -           -          -              -           -            -
Other ...................            (199)          -         21         (4,220)        156       (4,242)
                             ------------  ----------- ---------   ------------    ---------  ----------
  Total .................          76,600      (5,249)   (11,281)        (4,570)     (4,933)      50,567
                             ============  =========== =========   ============    =========  ==========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


                                                               Adjusted EBITDA for the Year Ended December 31, 1997
                                                    ---------------------------------------------------------------------------
                                                          Cable                Internet/     DTH and
                                                    Television    Telephony     Data        Programming     Other         Total
                                                    ----------    ---------    --------     -----------     ------        ------
 The Netherlands:
Corporate                                                  -          -             -          -            (5,538)      (5,538)
UPCtv.....................................                            -             -          -                 -            -
chello....................................                 -          -             -          -                 -            -
Priority Telecom..........................                 -          -             -          -                 -            -
Operating companies.......................             5,668          -           103          -                 -        5,771
Austria...................................            36,518.         -            15          -                 -       36,533
Belgium...................................             5,914.         -            56          -               859        6,829
Czech Republic............................            (3,054)         -             -          -                 -       (3,054)
Norway....................................            16,757          -             -          -                 -       16,757
Hungary ..................................                 -          -             -          -                 -            -
France....................................            (2,103)         -             -          -                 -       (2,103)
Poland....................................                 -          -             -          -                 -            -
Sweden....................................                 -          -             -          -                 -            -
Other ....................................               455          -             -     (5,233)           (2,999)      (7,777)
                                                      ------       ----          ----     ------            ------       ------
  Total ..................................            60,155          -           174     (5,233)           (7,678)      47,418
                                                      ======       ====          ====     ======            ======       ======


     Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                                      For the Years Ended December 31,
                                                                  --------------------------------------
                                                                     1999          1998          1997
                                                                  --------------------------------------
Adjusted EBITDA..........................................        (119,827)         50,567          47,419
Depreciation and amortization............................        (266,070)        (85,150)        (60,302)
Stock-based compensation ................................        (192,710)       (146,402)         (2,186)
                                                                 ---------       ---------        --------
      Net operating loss.................................        (578,607)       (180,985)        (15,069)
Interest income..........................................          28,064           3,357           2,955
Interest expense.........................................        (186,408)        (47,355)        (32,100)
Provision for loss on investment related costs...........               -          (2,827)         (8,571)
Gain on sale of assets...................................           1,501               -               -
Foreign exchange gain (loss) and other expense, net......         (22,561)          1,221         (18,634)
                                                                 ---------       ---------        --------
      Net loss before income taxes and other items.......        (758,011)       (226,589)        (71,419)
Share in results of affiliated companies, net............         (29,760)        (28,962)        (11,552)
Minority interests in subsidiaries.......................           1,651             523              69
                                                                 ---------       ---------        --------
      Net loss before income tax benefit (expense).......        (786,120)       (255,028)        (82,902)
                                                                 =========       =========        ========

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


                             Investments in Affiliates    Long-Lived Assets             Capex                   Total Assets
                            --------------------------  ---------------------   ----------------------   ------------------------
                                 December 31,               December 31,             December 31,                December 31,
                            --------------------------  ---------------------   ----------------------   ------------------------
                                1999          1998         1999       1998         1999        1998         1999         1998
                            ------------  ------------  ----------  ---------   ----------  ----------   ----------  ------------
 The Netherlands:
    Corporate..............   188,930     223,737         31,612       2,346      31,758         5,788    1,932,378     257,413
    UPCtv..................     2,728           -         20,492           -      20,206            25       28,427          48
    Chello.................         -           -         21,482       2,079      25,047         2,082       36,609       3,003
    Priority Telecom.......         -           -            444          14         430            24        4,164          79
    Operating companies....    31,276           -        726,812           -     189,673        11,174    1,526,945           -
Austria....................         -           -        178,534     120,542      89,779        39,081      354,120     292,593
Belgium....................         -           -         23,042      23,635       8,047        10,162       47,528      49,612
Czech Republic.............       549           -         79,847       7,493       2,373           472      158,812       9,861
Norway.....................         -           -         99,691      54,319      54,403        23,332      243,451     187,882
Hungary ...................        92           -        111,997      22,974      36,876         6,537      214,108      74,547
France.....................         -           -        317,467      34,587      67,321        26,009      495,673      43,818
Poland.....................    19,272           -        217,423           -      40,450             -    1,211,373           -
Sweden.....................         -           -         47,882           -      11,903             -      471,944           -
Other .....................         -           -         31,689       5,638       4,987         3,134       76,740      19,461
                            -----------   -----------  -----------  --------    ----------  ----------   ----------  ------------
  Total ...................   242,847     223,737      1,908,414     273,627     583,253       127,820    6,802,272     938,317
                            ===========   ===========  ===========  ========    ==========  ==========   ==========  ============

                                  Depreciation and Amortization
                              -----------------------------------------
                                For the Years Ended December 31,
                             -----------------------------------------
                                 1999          1998           1997
                             ------------  ------------  -------------
 The Netherlands:
    Corporate..............      (1,542)       (4,301)        (1,484)
    UPCtv..................      (2,435)            -              -
    chello.................      (3,678)            -              -
    Priority Telecom.......      (1,401)          (10)             -
    Operating companies....     (86,664)       (6,259)        (3,799)
Austria....................     (40,035)      (35,069)       (22,774)
Belgium....................      (9,157)       (9,296)        (6,467)
Czech Republic.............      (3,837)       (3,495)        (2,483)
Norway.....................     (30,873)      (20,564)       (21,647)
Hungary ...................      (7,999)       (3,052)             -
France.....................     (21,071)       (1,874)          (643)
Poland.....................     (37,731)            -              -
Sweden.....................     (14,189)            -              -
Other .....................      (5,458)       (1,230)        (1,005)
                             ------------  ------------  -------------
  Total ...................    (266,070)      (85,150)       (60,302)
                             ============  ============  =============

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



13.  Income Taxes

     To the extent UPC qualifies as a Dutch holding company, it may benefit from the so-called participation exemption. The participation exemption is a facility in Dutch corporate tax law which allows a Dutch company to exempt any dividend income and capital gains in relation with its participation in subsidiaries which are legal entities of a foreign country. Capital losses are also exempted, apart from liquidation losses (under stringent conditions). All costs incurred at the UPC level which relate to an investment in a foreign subsidiary are not tax deductible, e.g. interest expense on loans used for the financing of the investment in the foreign subsidiary. In addition, currency exchange results on these loans are covered by the participation exemption, e.g. gains are exempted and losses are not tax deductible.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     The significant components of the net deferred tax liability are as follows:


                                                                 As of December 31,
                                                          -------------------------------
                                                               1999            1998
                                                          ---------------  --------------
Deferred Tax Assets:
Tax net operating loss carryforward......................         275,470          62,183
Stock-based compensation.................................          35,888           6,188
Accrued interest.........................................          14,330              --
Foreign currency effects.................................          22,969              --
Other....................................................          14,183             365
                                                          ---------------  --------------
     Total deferred tax assets...........................         362,840          68,736
Valuation allowance......................................        (354,236)        (61,508)
                                                          ---------------  --------------
     Deferred tax assets, net of valuation allowance.....           8,604           7,228
                                                          ---------------  --------------

Deferred Tax Liabilities:
Intangible assets........................................         (18,565)         (5,019)
Property, plant and equipment, net.......................          (6,000)         (6,137)
                                                          ---------------  --------------
     Total deferred tax liabilities......................         (24,565)        (11,156)
                                                          ---------------  --------------
     Deferred tax liabilities, net.......................         (15,961)         (3,928)
                                                          ===============  ==============


     The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:


                                                  For the Years Ended December 31,
                                                -----------------------------------
                                                   1999        1998         1997
                                                ----------  ----------   ----------
Expected income tax benefit at the
     Dutch statutory rate of 35%...............   (265,304)     (79,306)    (24,996)
Tax effect of permanent and other
     differences:
       Change in valuation allowance...........    244,910      23,357       12,466
       Non-deductible expenses.................     65,162      53,512        8,886
       International rate differences..........        783       1,597        1,467
       Provision on investment.................         --         989        3,000
       Capitalized costs.......................    (47,063)         --           --
       Other...................................       (310)       (700)         (75)
                                                ----------  ----------   ----------
                  Total income tax benefit.....     (1,822)       (551)         748
                                                ==========  ==========   ==========

     The benefit of tax loss carry forwards arise primarily in The Netherlands, Czech Republic, Poland and Austria. The benefit of the tax loss carry forwards of Poland and Czech Republic aggregating to 99,598 as of December 31, 1999 will expire during the years 2000 - 2004. The benefit of the tax loss carry forwards of The Netherlands and Austria, aggregating to 186,645 as of December 31, 1999 have no expiration date.

     During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately 256,000 of tax basis associated with certain amounts of goodwill recorded at Telekabel Group effective January 1, 1997. This change in tax law has been challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel Group's effective tax rate to increase from the historical effective tax rate through December 31, 1996, due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


14.  Related Party

Agreement with United

     In February 1999, United and the Company became parties to a Management Service Agreement (the "United Service Agreement"), with an initial term through 2009, pursuant to which United will provide services such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. Under the United Service Agreement, the Company will pay United a fixed amount each month. After the first year of the United Service Agreement, the fixed amount may be adjusted from time to time by United to allocate corporate level expenses among United's operating companies, including UPC, taking into account the relative size of the operating companies and their estimated use of United resources. In addition, UPC will continue to reimburse United for costs incurred by United which are directly attributable to UPC. The United Service Agreement also specifies the basis upon which United may second certain of its employees to UPC. The Company generally is responsible for all costs incurred by United with respect to any seconded employee's employment and severance.

     Historically, UPC has been self sufficient from a corporate operations perspective and required nominal assistance from its shareholders, Philips and United, and solely from United subsequent to December 11, 1997. United and Philips did not allocate any indirect overhead type costs to the Company from inception through December 11, 1997 and United did not allocate any such costs subsequent to December 11, 1997 through December 31, 1998. The only costs historically charged to UPC were direct costs incurred by Philips and United on UPC's behalf. Such costs were charged at cost. In connection with the Company's initial public offering, United and the Company executed the United Service Agreement which will provide for a fixed allocation in addition to direct out-of-pocket reimbursements.

Related Party Payables

     The Company classifies any unpaid invoices related to seconded employee expenses or other expenses incurred by United on the Company's behalf as related party payables on the balance sheet.

Loans to Employees

     In 1996, UPC loaned certain employees of the Company amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to the Company is presented in the consolidated financial statements net of the Company's obligation to the employees under the plan. As of December 31, 1999 and 1998, the receivable from employees, including accrued interest totaled 12,115 and 8,702, respectively.

Note Payable to Shareholder

     UPC entered into two promissory notes with United of USD100.0 million (March 1998) and USD20.0 million (July 1998). UPC has borrowed USD70.0 million and USD16.0 million, respectively, under these two notes. In 1999, UPC repaid USD60.0 million (54.5 million) of the indebtedness outstanding under the USD100.0 million note and all of the indebtedness outstanding under the USD20.0 million note with proceeds form the initial public offering. In December 1999, the remaining balance, 6.8 million, including accrued interest, of the United loan was converted into equity.

Acquisitions of Interest in PHL and TARA

     In November 1998, UPC purchased from RCL, an entity owned by a discretionary trust for the benefit of the members of the family of John Riordan, a member of the Board of Management, (1) a 5% interest in Tara and (2) a 5% interest in our Irish operating system. The price for these interests was shares 769,062 of United Class A Common Stock that we acquired as part of the UPC Acquisition.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Eastern European Transaction

     UPC has agreed to sell 3% of its interest in its Eastern European operations to Nimrod Kovacs for a purchase price based on its investment in these interest at historical cost plus 12% interest thereon from the time of investment throught the date of closing. The amount of Mr. Kovak's required investment is being revised due to the recent Eastern European acquisitions. Mr. Kovacs is a member of UPC's Board of Management, and UPC's Executive Chairman, UPC Central Europe.

15.  Subsequent Events

January 2000 Offering of Senior Notes and Senior Discount Notes

     On January 20, 2000, UPC closed its USD1.6 billion equivalent bond offering. The offering consists of four tranches: USD600.0 million and 200.0 million of ten year senior notes due 2010 with a 11-1/4% coupon; USD300 million of ten year senior notes due 2010 with a coupon of 11-1/2%; and USD1,000 million aggregate principal amount of ten year 13-3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount yielding gross proceeds of USD512 million and will accrue but not pay interest until 2005. Total gross proceeds from the sale of the senior notes and senior discount notes are approximately USD1.6 billion.

Refinancing of A2000 Facilities

     In January 1999, A2000 refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility 49.9 million, subjected to certain availability covenants. The facilities are secured by mortgages and pledges, including pledges on A2000 holding, Kabeltelevisie Amsterdam and A2000 Hilversum. The borrowers are restricted from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. These facilities bear an annual interest rate of Euribor + 1.0%. The facilities expire in December 2000.

Acquisition of Intercomm France Holding S.A.

     In February 2000, UPC aquired Intercomm France Holding S.A. (a wholly owned subsidiary of Intercomm Holdings, L.L.C.). At the time of closing Intercomm France is expected to have around 500,000 franchise homes of which 80,000 have been built out. Over 400,000 of Intercomm's homes are located close to a number of the properties acquired by UPC in its recent purchase of the Reseaux Cables de France and Videopole networks, thus facilitating the roll-out of UPC's triple play strategy in those areas. UPC funded the acquisition with 36.0 million cash and shares in UPC France. Following the transaction, UPC controls 92% of the combined entities with Intercomm Holdings LLC owning the remaining 8%.

Acquisition of Tebecai Cable System

     In February 2000, UPC acquired 100% of the shares of Tebecai, a cable system based in the east of Holland. UPC paid 71.2 million for the shares of Tebecai, on a debt-free basis. Tebecai owns and operates cable networks in Zutphen, Doetinchem and the surrounding municipalities. The company has approximately 78,000 basic cable television subscribers and 2,800 internet subscribers. Tebecai's network is fully upgraded and 80% two-way capable.

                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


Completion of Stock Split

     On March 13, 2000, the shareholders of UPC approved a three for one stock split. Shareholders of record at the close of business on March 13, 2000 will be entitled to two additional Class Ordinary A shares for each A share they own on that date.

Acquisition of ElTele Ostfold and Vestfold Systems

     In March 2000, UPC acquired 100% of the equity of ElTele Ostfold and Vestfold from the energy companies Fredrikstad Energi as, Ostfold Energiverk and Hafslund. ElTele Ostfold and Vestfold currently have approximately 300 kilometers of fibre and approximately 125 business customers between them and are among the leading providers of broadband services to business customers in the Ostfold, Vestfold, Telemark and Buskerud regions of Norway. UPC paid NKR
320.0 million (39.7 million) for the companies.

Completion of MTV Networks Europe

     In March 2000, UPCtv and MTV Networks Europe, formed a 50/50 joint venture partnership which will produce and distribute two new 24-hour music channels specifically targeted at the Polish marketplace: MTV Polska and VH1 Polska. In addition, the company will be responsible for creation and distribution of related MTV and VH1 branded web-sites, and will act as distribution agent in Poland for MTV Networks Europe's digital channel portfolio, including M2, MTV Extra, MTV Base and VH1 Classic. Both MTV Polska and VH1 Polska will be distributed via the UPC-owned Wizja TV DTH and PTK cable platforms and via other cable operators.

Acquisition of Additional Interest in SBS

     In February 2000, UPC acquired an additional 10.2% of SBS for 162.5 million, increasing its ownership to 23.5%.

Tender Offer for SBS

     On March 9, 2000, UPC announced its intention to commence a tender offer to acquire all the shares of SBS that it does not already own. The supervisory boards of both companies have approved the transaction. UPC has agreed to initiate an exchange offer to acquire SBS's shares at a per share price of USD40 in cash plus 0.57144 of a share of UPC's ordinary shares A, subject to adjustment. UPC will adjust the stock portion of the purchase price under certain circumstances so that SBS shareholders will receive not less than USD77.50 and not more than USD86.00 for each SBS share exchanged, based on our average closing share price prevailing on the trading days ending shortly prior to making the exchange offer, UPC intends that all shares not purchased in the exchange offer will be converted into the right to receive the same cash and stock considerations as provided in the exchange offer, in the second step transaction following consummation of the exchange offer. This transaction is subject to a number of conditions, including regulatory approval.

Acquisition of Wireless Licenses

     In March 2000, UPC acquired 26 GHz spectrum in Norway as a result of the acquisition of ElTele Ostfold and ElTele Vestfold. In March 2000, UPC was awarded a national 3.5 GHz license in Spain where it is was part of a consortium called ALO' 2000. The consortium partners include RSL Com LTD, Dragados SA, and Hidroelectrica Del Cantabrico SA. Also in March 2000, in an auction, UPC won a national 3.5 GHz license in Switzerland and regional 26 GHz licenses in Geneva and Zurich. There are additional regional 26 GHz auctions occurring in Switzerland through April 2000. UPC has submitted applications for spectrum in France and Finland and is registered to participate in the WLL auction in Austria, starting April 10, 2000. Throughout the next 18 months additional WLL spectrum is being offered. UPC plans to participate in these offerings as they unfold.

Formation of E-Ventures Fund

     UPC, together with chello broadband and United, announced their intention in March 2000, to form an E-ventures fund. The venture will be funded equally by the three parties and will source investment ideas primarily from the Internet and advanced technology sectors from the United/UPC global network. UPC intends to contribute its investment in Sorrento Networks Inc. of USD16.5 million as the first key investment in the fund. In March 2000, UPC invested in Sorrento Series A Convertible Preferred Stock, with the UPC investment representing 33% of the Convertible Preferred Stock sold by Sorrento. Based in California, Sorrento Networks is a subsidiary of Osicom Technologies Inc., a NASDAQ traded company. Sorrento is a developer of metro optical networking systems used in both the interoffice and access networks. The company's systems offer an all-optical end-to-end solution that improves bandwidth utilisation, reduces network costs and complexity and provides a scalable, efficient and dynamically manageable platform to meet rapidly growing and changing bandwidth demands.

Acquisition of ENECO Cable System

     In March 2000, UPC acquired K&T Group, the cable interests of N.V. ENECO, for a consideration of 1.2 billion. K&T owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities, with approximately 610,000 homes passed, 590,000 basic cable television subscribers and has over 6,000 broadband Internet subscribers. K&T's network is substantially upgraded and, with 85% of the network two-way capable, the company is ready to offer most of its customers interactive broadband services. In addition, the company has a glass fibre network covering approximately 100 kilometers in The Hague area. In total, the cable systems pass over 40,000 potential business customers.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                   PART III

Item 10. MANAGEMENT
-------------------

     In March 2000, the shareholders of the Company approved a 3:1 stock split. All share and per share data have been restated to reflect this stock split. In November 1999, the shareholders of United approved a 2:1 stock split. All share and per share amounts have been restated to reflect this stock split.

     United currently owns approximately 54.8% of our outstanding ordinary shares A and all of our outstanding priority shares. Because we are a strategic holding of United, United is likely to continue to control us for the foreseeable future. Four of the five members of our Supervisory Board are also directors, officers or employees of United.

Supervisory Board

     Our general affairs and business, as well as our management board, are supervised by a Supervisory Board, the members of which are proposed by United as the holder of our priority shares and appointed by the general meeting of shareholders. Mr. Gene Schneider, United's Chairman and Chief Executive Officer and the former Chairman of the Supervisory Board, resigned from the Supervisory Board in February 1999. Pursuant to the rules and procedures of the Supervisory Board, he became a non-voting advisor to the Supervisory Board and has the right to attend and participate in the meetings of the Supervisory Board.

     The Supervisory Directors are appointed at the general meeting of shareholders from a list proposed by United as the holder of our priority shares or through direct appointment by Philips. Under our articles of association, Philips may appoint and remove one of our Supervisory Directors, so long as Philips has any liability in respect of the agreements relating to the Telekabel Wien system, which is expected to terminate by 2006. We have agreed to indemnify Philips against such liability. We and United have agreed to use our reasonable best efforts to obtain the release by the City of Vienna of Philips from such liability. Philips' representative on the Supervisory Board must approve (1) the disposition of assets aggregating more than 30% of the consolidated assets or generating more than 30% of the consolidated revenues of the Telekabel Group, or (2) our merger or consolidation into any other entity that is not wholly-owned by United. The Discount Group has a contractual right to nominate one director and United has agreed to vote in favor of the Discount Group's nominee subject to certain conditions. The Discount Group, our partner in our Israeli system, has not to date exercised its contractual right to nominate a Supervisory Director. The Discount Group's nomination may be set aside by two-thirds of the votes cast at the general meeting of shareholders representing more than one-half of the issued nominal capital.

     The Supervisory Directors and Advisor are:

                       Name                             Age           Position
Michael T. Fries..................................      37        Chairman of the Supervisory Board
John P. Cole, Jr..................................      70        Supervisory Director
Richard De Lange..................................      54        Supervisory Director
Ellen P. Spangler.................................      51        Supervisory Director
Tina M. Wildes....................................      39        Supervisory Director
Gene W. Schneider.................................      73        Advisor

     Michael T. Fries has been a member of the Supervisory Board since September 1998 and the Chairman since February 1999. Mr. Fries became a director of United in November 1999 and is President of United and President of United Latin America, Inc., a wholly-owned subsidiary of United, positions he has held since September 1998. He is also the Executive Chairman of Austar United Communications Limited ("Austar United"), United's subsidiary, a position he has held since June 1999. Mr. Fries also serves as President and Chief Executive Officer of United Asia/Pacific Communications, Inc., a wholly-owned subsidiary of United, positions he has held since June 1995 and December 1996, respectively. In January 2000, Mr. Fries also became a member of the Supervisory Board of chello broadband, our Internet portal and ISP. In addition, since September 1998, Mr. Fries has served as the President of United Latin America, Inc. a wholly owned subsidiary of United. From March 1990 to
June 1995, Mr. Fries served as United's Senior Vice President, Development, in which capacity he was responsible for managing United's acquisitions and new business development activities, including United's expansion into the Asia/Pacific, Latin American and European markets.

     John P. Cole Jr. became a member of the Supervisory Board in February 1999 and has been a director of United since March 1998. In January 2000, he also became a member of chello broadband's Supervisory Board. Mr. Cole has practiced law in Washington, D.C. since 1956 and has been counsel over the years in many landmark proceedings before the U.S. Federal Communications Commission, reflecting the development of the cable television industry. In 1966, he founded the law firm of Cole, Raywid & Braverman, a firm specializing in all aspects of communications and media law.

     Richard De Lange has been a member of the Supervisory Board since April 1996. Since October 1998, Mr. De Lange has been Chairman of the Philips organization in The Netherlands (Philips Nederland B.V. and Nederlandse Philips Bedrijven B.V.). He also serves as President and Chief Executive Officer of Philips Media B.V., which position he assumed in February 1996. From April 1995 until October 1998, Mr. De Lange was Chairman and Managing Director of Philips Electronics UK Ltd. Previously, Mr. De Lange served since 1970 in various capacities with subsidiaries of Philips, including as President of Philips Lighting Europe from December 1990 until April 1995.

     Ellen P. Spangler became a member of the Supervisory Board in February 1999. Ms. Spangler is the Senior Vice President of Business and Legal Affairs and Secretary of United, positions she has held since December 1996. Ms. Spangler is responsible for the legal operations of United. Prior to assuming her current positions, since February 1991, she served as a Vice President of United where her responsibilities included business and legal affairs, programming and assisting on development projects.

     Tina M. Wildes became a member of the Supervisory Board in February 1999. Ms. Wildes has been a director of United since November 1999 and the Senior Vice President of Operations and Development Oversight since May 1998. In January 2000, she also became a member of the Supervisory Board of chello broadband. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for United. From 1993 to 1997, she served as Regional Vice President of United Latin America, Inc. From 1988 to 1994, Ms. Wildes served as either a director or vice president for development, programming and operations for several of United's European operating companies.

     Gene W. Schneider served as a member of the Supervisory Board from July 1995 until February 1999, when he became an advisor to the Supervisory Board. Mr. Schneider is also the Chairman of the Board of Directors of United, a position he has held since its inception in May 1989 and was a director of United International Holdings, a Colorado general partnership, since September 1989 until its dissolution in December 1993. In addition to serving as United's Chairman, Mr. Schneider has served as United's Chief Executive Officer since October 1995, and served as United's President from October 1997 until he relinquished the title in September 1998. Mr. Schneider has served as a director of Austar United since June 1999. Mr. Schneider served as Chairman of United Artists, then the third largest multiple system cable operator in the United States, from May 1989 until its merger with Tele-Communications, Inc. in November 1991. He was a founder of United Cable in the early 1950s and, as its Chairman and Chief Executive Officer, helped build United Cable into the eighth-largest multiple system operator in the United States prior to its merger with United Artists in 1989. As Chairman of United Cable, he was involved in United Cable's investment in numerous programming companies such as Discovery and Turner Broadcasting, and served as a director on the board of Turner Broadcasting and Chairman of C-SPAN. Mr. Schneider has been active in cable television affairs and has served on the board of the National Cable Television Association (the "NCTA") and on numerous committees and special projects thereof since NCTA's inception in the early 1950s. Mr. Schneider is one of the original inductees into NCTA's Cable Television Pioneers. Mr. Schneider is the Chairman of the Board of Advance Display Technologies, Inc. and an advisor to the Supervisory Board of chello broadband.

     The Supervisory Board has an Audit Committee and a Compensation Committee. The Audit Committee is comprised on Mr. Fries, Mr. Cole and Mr. De Lange. The Compensation Committee is comprised of Mr. Fries, Ms. Spangler and Ms. Wildes.

                             Family Relationships

     Tina M. Wildes, a member of the Supervisory Board, and Mark L. Schneider, the Chairman of our Board of Management and our Chief Executive Officer, are sister and brother. Gene W. Schneider is their father. No other family relationships exist between any other members of our Supervisory Board or Board of Management.

                  Board of Management and Other Key Employees

          The members of the Board of Management are:

                   Name                           Age                                Position
Mark L. Schneider..........................       44        Chairman of Board of Management and Chief Executive Officer
John F. Riordan............................       57        President and Vice Chairman
Charles H.R. Bracken.......................       33        Board of Management Member and Chief Financial Officer
Nimrod J. Kovacs...........................       50        Board of Management Member, Managing Director, Eastern
                                                            Europe and Executive Chairman, UPC Central Europe
Anton M. Tuijten...........................       38        Board of Management Member and General Counsel


     Other key employees include:

                Name                        Age                                    Position
Scott Bachman........................       45        Managing Director, Technology and Purchasing
Andrew Barron........................       34        Managing Director, Media
Jeroen Bergman.......................       32        Managing Director, Video and Marketing
Steven D. Butler.....................       40        Managing Director, UPC Capital Markets and Treasurer
Sudhir Ispahani......................       39        Managing Director, Operations and Technology, chello broadband
Roger Lynch..........................       37        President and Chief Executive officer, chello broadband
Shane O'Neill........................       38        Managing Director, Strategy, Acquisitions and Corporate
                                                      Development
Simon Oakes..........................       41        Managing Director, Programming
Iain Osborne.........................       42        Managing Director, Marketing, Sales and Portal, chello broadband
Ray D. Samuelson.....................       46        Managing Director, Finance and Accounting

     Mark L. Schneider has been our Chief Executive Officer and Chairman of our Board of Management since April 1997. Mr. Schneider has been a member of the board of directors of United since 1993 and served as its Executive Vice President from December 1996 to December 1999. In addition, Mr. Schneider has been a member of the Supervisory Board and the Chairman of chello broadband since March 1998. From April 1997 to September 1998, he served as our President and from May 1996 to December 1996, he served as Chief of Strategic Planning and Operational Oversight of United. He served as President of United from July 1992 until March 1995 and as Senior Vice President of United from May 1989 until July 1992. Mr. Schneider also worked as a consultant for United from June 1995 to May 1996. Mr. Schneider is a director of Advance Display Technologies, Inc.

     John F. Riordan was appointed as our President in June 1999, and has been a member of our Board of Management since September 1998. Also in September 1998, Mr. Riordan was appointed Vice Chairman of the Supervisory Board of chello broadband, our Internet portal and ISP, overseeing implementation of our Internet/data services and digital distribution platform. In June 1999, Mr. Riordan became a director of Austar United. Mr. Riordan has also served as a director of United since March 1998. From March 1998 to June 1999, he served as Executive Vice President and from September 1998 to June 1999, he served as President of Advance Communications for us. From 1992 until November 1998, Mr. Riordan served as Chief Executive Officer of Princes Holdings Limited, the Irish multi-channel television operating company of which we owned 20% until its sale in November 1998.

     Charles H. R. Bracken has been Chief Financial Officer since November 1999. Prior to November 1999, Mr. Bracken served as Managing Director of Strategy, Acquisitions and Corporate Development from March 1999. Mr. Bracken became a member of the Board of Management in July 1999 and a member of the Supervisory Board of chello broadband in March 1999. From 1994, he held a number of positions at Goldman Sachs International in London, most recently as Executive Director, Communications, Media and Technology. While at Goldman Sachs, he was responsible for providing merger and corporate finance advice to a number of communications companies, including us.

     Nimrod J. Kovacs was appointed Executive Chairman, Central Europe in August 1999. He was appointed our Managing Director of Eastern Europe in March 1998 and a member of our Board of Management in September 1998. He has served in various positions with United, including President of United Programming, Inc. from December 1996 until August 1999, President, Eastern Europe Electronic Distribution & Global Programming Group from January to December 1996 and Senior Vice President, Central/Eastern Europe from March 1991 until December 1995.

     Anton M. Tuijten joined our company in September 1998 as Vice President of Legal Services and was appointed our General Counsel in May 1999. Mr. Tuijten has been a member of our Board of Management since March 2000. Mr. Tuijten has also served as General Counsel for and a member of the Board of Management of chello broadband since December 1998. From 1992 until joining us, Mr. Tuijten was General Counsel and Company Secretary of Unisource, an international telecommunications company. Prior to that he worked as a Senior Corporate Lawyer at KPN, the Dutch Telecom Operator.

     Scott Bachman has served as our Managing Director of Technology and Purchasing since February 1998. From March 1996 until February 1998, Mr. Bachman was our Vice President of Engineering and the Chief Technology Officer. From April 1991 to March 1996, Mr. Bachman was Vice President of Operations & Technology Projects for Cable Television Laboratories, Inc.

     Andrew Barron became Managing Director of Media in November 1999, a new position created to oversee the development of our digital media strategy.
Prior to joining us, Mr. Barron served as Executive Vice President of New Media & Business Development at Walt Disney International Europe, with responsibility for overseeing Walt Disney's Internet businesses in Europe. Mr. Barron joined Walt Disney in 1995. Prior to joining Walt Disney, Mr. Barron worked for McKinsey & Co. as a management consultant specialising in international telecoms strategy and mergers and acquisitions activity. Mr. Barron has also been a member of the Supervisory Board of chello broadband since January 2000.

     Jeroen Bergman became Managing Director of Video and Marketing in July 1999. Prior to his appointment, Mr. Bergman served as the Commercial Director at Casema, a subsidiary of France Telecom, and the second largest cable television operator in The Netherlands after us, a position he had held since 1996. From 1993 to 1996, Mr. Bergman worked for Optus Vision, and its shareholder Optus Communications, a long distance and mobile communications operator in Australia, primarily owned by Cable & Wireless Optus Limited.

     Steven D. Butler became Managing Director of UPC Capital Markets and Treasurer in February 1998. Mr. Butler is responsible for all corporate and project/debt equity financing activities, as well as banking and investor relations. From July 1995 until February 1998, Mr. Butler served as out Vice President and Treasurer. Prior to July 1995, Mr. Butler served as Director of Finance at United from May 1991.

     Sudhir Ispahani has served as Chief Technology Officer and Managing Director of Operations and Technology for chello broadband since March 1999.
His primary responsibility is developing and implementing chello's technology architecture. Mr. Ispahani joined chello broadband as Corporate Technology Officer in July 1998 and has been a member of chello broadband's Management Board since November 1998. Prior to joining chello broadband in July 1998, Mr. Ispahani spent the nine preceding years with MCI Telecommunications. While at MCI, Mr. Ispahani's responsibilities included overseeing the design, engineering and support of MCI's data and voice networks in the U.S.

     Roger Lynch has been the President and Chief Executive Officer and Chairman of the Board of Management of chello broadband since November 1999. Prior to November 1999, Mr. Lynch served as President and Chief Financial Officer of chello broadband from July 1999. Prior to joining us, Mr. Lynch spent five years at Morgan Stanley Dean Witter where he was responsible for the bank's Internet corporate finance activity in Europe. In addition, Mr. Lynch was Morgan Stanley Dean Witter's Internet sector specialist and had advised us and chello broadband during the year preceding his appointment with us.

     Shane O'Neill joined us as Managing Director, Strategy, Acquisitions and Corporate Development in November 1999. Prior to joining us, Mr. O'Neill spent seven years at Goldman Sachs in the New York, Sydney and London offices. Most recently, Mr. O'Neill was an Executive Director in the Advisory Group for Goldman Sachs in London where he worked on a number of mergers and acquisitions and corporate finance transactions for companies in the communications industry, including us. Prior to joining Goldman Sachs, Mr. O'Neill spent four years at Macquarie Bank in Sydney as well as three years at KPMG in Dublin where he qualified as a chartered accountant.

     Simon Oakes has served as our Managing Director of Programming since March 1998, where he is responsible for our programming operations and development activities. From 1994 until joining us, Mr. Oakes independently developed and produced feature films including Single Girls' Diary (Granada Films), The Maiden of Buttermere (Tribeca and United Artists) and Cave (Working Title and Polygram). From 1989 until 1994, Mr. Oakes served as co-chairman of Crossbow Films, a film production company.

     Iain Osborne has been Managing Director of Marketing Communications for chello broadband since March 1999 and has been a member of the Board of Management of chello broadband since January 1999. Mr. Osborne's primary responsibility is to build the chello brand. Mr. Osborne joined us in July 1998 from Yahoo! Inc. where he served as Marketing and Communications Director, Europe.

     Ray D. Samuelson has been our Managing Director of Finance and Accounting in February 1998, in which he is responsible for all our accounting, reporting, budgeting and administrative activities. From our formation in July 1995 until February 1998, Mr. Samuelson served as Vice President of Finance & Accounting. From 1992 to 1995, he served as Vice President of Finance and Administration of the Cable Operations Division at United. Prior to Mr. Samuelson's appointment with United, he was employed by US WEST. While with US WEST, from 1990 to 1992, Mr. Samuelson was seconded to United's and US WEST's Norwegian, Swedish and Hungarian cable television partnership where he served as the Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the Section 16(a) of the Securities Exchange Act of 1934, as amended, our Supervisory Directors, members of our Management Board and certain of our officers, and persons holding more than ten percent of our ordinary shares A are required to file forms reporting their beneficial ownership of our ordinary shares A and subsequent changes in that ownership with the Securities and Exchange Commission.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the fiscal year ended December 31, 1999, our directors, executive officers, and greater than ten percent beneficial owners complied on a timely basis with all
Section 16(a) filing requirements, except Steve Butler and Ray Samuelson failed to timely file their Form 3s following our initial public offering.

Item 11.  Executive Compensation
--------------------------------

     The following table sets forth the 1999 compensation for our current chief executive officer and the four other highest compensated executive officers at fiscal year end 1999. The information in this section reflects compensation received by the named executive officers for all services performed for us and our affiliates.

                          Summary Compensation Table
                            Annual Compensation (1)

                                                                          Long Term Compensation
                                                                          ----------------------
                                                                                  Awards
                                                                             ---------------
                                                              Other Annual      Securities         All Other
Name and Principal                                            Compensation      Underlying        Compensation
    Position              Year   Salary(Euro)     Bonus          (Euro)        Options/SARs          (Euro)
-------------------       ----  --------------  ---------   ----------------   ------------     ----------------

Mark L. Schneider (2).... 1997      265,461            --             --        2,925,000(14)            430(17)
 Chief Executive Officer  1998      348,014            --        105,810(6)       258,419(15)          5,196(18)
                          1999      390,027            --        106,858(7)            --              5,765(19)

John F. Riordan....       1998      281,661            --         37,555(8)     1,875,000(14)             --
 President                1999      316,024            --        177,057(19)      300,000(16)         49,379(20)

Charles H.R. Bracken....  1999      297,308(3)         --         12,716(10)      750,000(14)         19,812(21)
 Chief Financial
  Officer

Gene Musselman (4).       1997       59,559            --             --               --              1,950(22)
 Chief Operating Officer, 1998      234,718        67,761         60,948(11)           --              5,392(23)
 Telekabel Wien           1999      254,939     1,572,609         52,563(12)      112,500(14)          5,779(24)

Nimrod Kovacs......       1997      215,824            --             --               --              4,853(25)
 Managing Director,       1998      248,456(5)         --             --               --              5,089(2)
 Eastern Europe           1999      280,849            --         65,179(13)      675,000(14)          5,779(24)

(1) Compensation amounts for the persons identified for 1999 were converted from U.S. dollars or British pounds to Euros using the average exchange rate for the period, or were converted from Dutch guilders to euro using the fixed rate of 1 Euro to 2.20371 Dutch guilders. For periods prior to the creation of the Euro, currencies were converted first to Dutch guilders and then to euro using the fixed rate.
(2) Mr. Schneider was appointed as our Chief Executive Officer in April 1997 and served as United's Executive Vice President until December 1999. The salary amount shown consisted of the total salary paid to Mr. Schneider for his duties to us and United. Other compensation consisted of amounts related to Mr. Schneider's non-U.S. assignment.
(3) Mr. Bracken commenced his employment with us in March 1999. Accordingly, the salary information above represents only ten months of employment during 1999.
(4) Mr. Musselman commenced his employment with us in September 1997. Accordingly, the salary information included above represents only four months of employment during 1997. Mr. Musselman received a performance-based bonus for 1998 and 1999.
(5) Mr. Kovacs was appointed as our Managing Director of Eastern Europe in March 1998. The salary amount shown for 1998 consisted of the total salary paid to Mr. Kovacs for his duties to us and United.
(6) Includes living expenses, including rent related to foreign assignment (Euro105,131) and personal use of United's airplane (Euro679).
(7)  Includes housing expenses in the amount of Euro102,698.
(8)  Includes monthly housing allowance payments.
(9) Consisted of expenses related to housing (Euro29,113) and tax-related reimbursements (Euro147,944).
(10) Consisted of car allowance payment.

(11) Consisted of housing allowance payments (Euro40,847), goods and services allowance (Euro15,407) and moving allowance (Euro4,694).
(12) Consisted of housing allowance (Euro36,000) and a goods and services allowance (Euro16,563).
(13) Consisted entirely of a relocation allowance payment.
(14) Represents shares underlying options to acquire our Ordinary Shares A.
(15) Includes an option to acquire 8,419 shares of United's Class A Common Stock and an option to acquire 250,000 shares of chello broadband Ordinary Shares A.
(16) Includes an option to acquire 300,000 Ordinary Shares A of chello broadboard.
(17) Consisted entirely of life insurance payment.
(18) Consisted of matching employer contributions under United's 401(k) plan (Euro4,507) and life insurance payments (Euro689).
(19) Consisted of a matching employer contribution under United's 401(k) plan (Euro4,507) and life insurance payments (Euro1,258).
(20) Consisted entirely of a pension contribution under our pension plan.
(21) Consisted of matching employer contributions under our pension plan
     (Euro 17.977) and health, life and disability insurance payments
     (Euro 1.825).
(22) Consisted of matching employer contributions under United's 401(k) plan (Euro1,787) and life insurance payments (Euro163).
(23) Consisted of a matching employer contribution under United's 401(k) plan (Euro4,507) and life insurance payments (Euro885).
(24) Consisted of a matching employer contribution under United's 401(k) plan (Euro4,507) and life insurance payments (Euro1,272).
(25) Consisted of a matching employer contribution under United's 401(k) plan (Euro4,203) and life insurance payments (Euro650).
(26) Consisted of matching employer contributions under United's 401(k) plan (Euro4,337) and health and life insurance payments (Euro752).

     The following table sets forth information concerning options that were granted by us to the executive officers listed in the Summary Compensation Table above during the fiscal year ended December 31, 1999.

                       Option Grants in Last Fiscal Year (1)





                              Individual Grants                                      Potential Realizable Value at Assumed Annual
                        Number of      Percentage of                                 Rates of Stock Price Appreciation for Option
                        Securities     Total Options                                                 Term(2)
                        Underlying      Granted to       Exercise                                    --------
                         Options       Employees in       Price        Expiration
                         Granted     Fiscal Year(3)   (Euro/Share)        Date         0% (Euro)     5% (Euro)       10% (Euro)
                        ---------    --------------   ------------     -----------     ---------     ---------       ----------
Mark L. Schneider
     UPC                        --           --             --                --             --              --              --
     United                  8,419         0.62%        6.5862(4)       12/17/09        392,136         673,619       1,105,469
     chello                250,000        13.44%         9.076           3/26/04             --         626,856       1,385,187

John F. Riordan
     UPC                        --           --             --                --             --              --              --
     chello                300,000        16.13%         9.076           3/26/04             --         752,226       1,662,224

Charles H.R. Bracken
     UPC                   750,000        17.42%          9.67(5)        3/25/04        798,041       2,899,123       5,440,882

Gene Musselman
   Phantom UPC             112,500        20.83%          9.67           2/12/04             --         282,090         623,345

Nimrod Kovacs
   Phantom UPC                  --           --             --                --             --              --              --


(1) Options granted under our Plan and chello's plan are subject to repurchase rights of equal monthly amounts over the 48 months following the date of grant. Options granted under our phantom plan and by United vest in 48 equal installments following the date of grant.
(2) The potential realizable value is based on assumed annual rates of stock price appreciation from our initial public offering, at Euro29.00 (Euro9.67 post-stock split), to the end of the option term. The options gains are net of option exercise price and do not include the effect of taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock performance and may not necessarily be realized. Actual gains, if any, on exercises depend on future performance of our shares, United's stock, or the valuation of chello, as the case may be, continued employment and other factors.
(3) Represents percentage of total options granted to employees under the respective plans in last fiscal year.
(4)  The market value of the shares on the date of grant was Euro17.722.
(5)  The market value of the shares on the date of grant was Euro10.8.

     The following table sets forth information with respect to the executive officers listed in the Summary Compensation Table above holding unexercised options as of December 31, 1999. See "--Stock Option Plans" and "Security Ownership of Certain Beneficial Owners and Management."

                    Aggregated Fiscal Year-end Option Values

                                  Number of
                                  Ordinary                            Number of Securities
                                   SharesA                           Underlying Unexercised          Value of Unexercise
                                 Acquired on       Values          Options at Fiscal Year-End      In-the-Money Options(1)
Name                              Exercise     Realized (Euro)     Exercisable   Unexercisable   Exercisable   Unexercisable
----                            -----------    --------------      -----------   -------------   -----------   -------------
Mark L. Schneider
 UPC                                      --               --      1,950,000         975,000    74,463,060      37,231,530
 United                              100,000        6,277,554        270,479          30,000    16,587,163       1,800,286
 chello                                   --               --         46,875         203,125         --             --

John F. Riordan
 UPC                                      --               --      1,050,000         525,000    40,095,494      20,047,747
 United                                   --               --         29,167          70,833     1,820,183       4,420,372
 chello                                   --               --         56,250         243,750         --             --

Charles H.R. Bracken
 UPC                                      --               --        140,625         609,375     4,326,206      18,746,895

Gene Musselman
 Phantom UPC                              --               --          7,813          29,688       721,080       2,739,977

Nimrod Kovacs
 Phantom UPC                          75,000        1,413,865        375,000         225,000    14,319,819       8,591,892
 United                               60,000        1,302,402        248,750          21,250    15,024,769       1,278,919

(1)  Calculated in  euro based on the following  fair market values at year-end:
     UPC - Euro39.902; United - Euro66.308; and chello - Euro9.076.

Agreements with Executive Officers

     We and Mr. Bracken are parties to an Executive Services Agreement. In addition, Mr. Schneider has a consulting agreement with United. Our agreement with Mr. Bracken and United's agreement with Mr. Schneider are discussed below. Mr. Musselman and Mr. Kovacs have employment agreements with United. We and United are parties to a Secondment Agreement, pursuant to which Mr. Schneider, together with all our other U.S. citizen employees, are seconded to us. See "Certain Transactions and Relationships--Relationship with United and Related Transactions." Pursuant to the Secondment Agreement, we reimburse United for all expenses incurred by United in connection with the seconded employees.

     Mark L. Schneider. On June 1, 1995, United entered into a Consulting Agreement (the "Agreement") with Mark L. Schneider, who until that time had served as United's President. Mr. Schneider's Agreement is for a term ending on May 31, 2000. Although the Agreement provides that Mr. Schneider will be available for up to 90 days each calendar year to serve as a consultant, Mr. Schneider and United have agreed that Mr. Schneider will work full time for United as our Chief Executive Officer. Until December 1, 1997, Mr. Schneider received an annual fee of USD 300,000, thereafter United increased such fee to USD 375,000 and in April 1999 United increased the annual fee to USD 431,200.
In addition, Mr. Schneider receives insurance and other perquisites that are available to him in his capacity as our Chief Executive Officer or that are otherwise made available to top executives of United.

     All of Mr. Schneider's unvested United stock options vested as of the date of the Agreement. He will be entitled to receive additional United stock options during the consulting period, in an amount to be determined by the Board of United upon the recommendation of the Chairman of United, but shall be entitled to receive at least options to purchase a number of shares of United equal to 90% of the average number of shares provided in options granted to United's Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President. In June 1995, Mr. Schneider received stock options to purchase 36,000 shares of United's Class A Common Stock at an exercise price of USD 15.75 per share. In December 1996, Mr. Schneider received stock options to purchase 60,000 shares of United's Class A Common Stock at an exercise price of USD 12.75 per share; however, Mr.
Schneider agreed to cancel 50,000 shares thereof in connection with a grant of options by us.

     The Agreement is terminable by United or by Mr. Schneider. If it is terminated by Mr. Schneider, benefits will terminate as of the date of termination. If Mr. Schneider is terminated by United, or dies prior to the end of the term of the Agreement, he or his personal representative shall receive all payments due under the Agreement through its term.

     Mr. Schneider has agreed that he will not enter into certain businesses that would be competitive with United. This Agreement provides for indemnification of Mr. Schneider by United to the full extent permitted by its Certificate of Incorporation or Bylaws, any standard indemnity agreement between United and its officers and directors or by applicable law. Mr. Schneider and Untied have executed mutual releases.

     Charles H.R. Bracken. On March 5, 1999, we entered into an Executive Service Agreement with Charles H.R. Bracken in connection with Mr. Bracken becoming our Managing Director of Development, Strategy, and Acquisitions. Subsequently, Mr. Bracken became a member of the UPC Board of Management and Chief Financial Officer for UPC. Mr. Bracken's Executive Services Agreement is for a term expiring March 5, 2003. Under the Executive Service Agreement, Mr. Bracken's initial base salary was (Pounds)250,000 per year. Such salary is subject to periodic adjustments. In addition, to his salary Mr. Bracken received options for 750,000 of our ordinary A shares and participation in a pension plan. In addition to his salary, UPC provides a car to Mr. Bracken for his use valued at (Pounds)8,400 per year.

     The Executive Services Agreement may be terminated for cause by us.   Also,
we may suspend Mr. Bracken's employment for any reason. If his employment is suspended, Mr. Bracken will be entitled to receive the balance of payments due under the Executive Service Agreement until such Agreement is terminated. In the event Mr. Bracken becomes incapacitated, by reason of injury or ill-health for an aggregate of 130 working days or more in any twelve month period, we may discontinue future payments under the Agreement, in whole or in part, until such incapacitation ceases.


Our Stock Option Plans

     Equity Stock Option Plan. Under our Equity Stock Option Plan, the Supervisory Board may grant stock options to our employees. There are approximately 4.3 million total options outstanding under our stock option plan. The Board of Management may from time to time increase the number of shares available for granting under our stock option plan. Options under our stock option plan will be granted at fair market value (as determined by the Supervisory Board) at the time of the grant unless determined otherwise by the Supervisory Board. The ordinary shares A available under our stock option plan are held by Stichting Administratiekantoor UPC, a stock option foundation, which administers our stock option plan. Each option represents the right to acquire from the foundation a depositary receipt representing the economic value of one share. United appoints the board members of the foundation and thus controls the voting of the foundation's ordinary shares A. Proceeds from the exercise of these options remain in the foundation. Upon liquidation of the foundation, any remaining assets revert to United.

     All options are exercisable upon grant and for the next five years. In order to introduce the element of "vesting" of the options, our stock option plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 are deemed to "vest" 1/36th each month for a three-year period from the date of the option grant. The date of the option grant is generally the employee's employment commencement date. For options granted in 1998 and thereafter, the vesting period has been increased to four years and the options vest 1/48th each month. No options were granted in 1997. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options previously exercised must be resold to the foundation at the original purchase price and all vested options must be exercised within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion.

     Our stock option plan contains limited anti-diluion protection in the case of stock splits, stock dividends and the like. Our stock option plan also provides that, in the case of a change of control, the acquiring company has the right to require us to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

     In 1998, we loaned Anton H.E. van Voskuijlen Euro18,378 to enable him to pay the tax on exercise of stock options. This loan bears no interest. The tax payable over the imputed interest is added to the loan. Mr. van Voskuijlen's loan is due upon exercise of his options. Mr. van Voskuijlen served as our General Counsel from July 1996 until May 1999, when he was appointed Senior Vice President. He also served as a member of our Board of Management from April 1997 until his resignation in March 2000.

     Through December 31, 1998, options to acquire a total of 23,305,500 ordinary shares A have been granted under the Plan. Of these, options representing 11,762,193 ordinary shares A have been exercised and resold to the foundation and, therefore, are available for future option grants. Options representing 369,471 ordinary shares A have been canceled and [options representing a further 375,000 ordinary shares A have been returned]. The exercise prices for the options range from Euro1.59 to Euro34.87.

     In March 1998, we granted Mark Schneider options for 2,925,000 ordinary shares A at an exercise price of Euro1.81513, the price at which shares were acquired by United and us from Phillips in connection with the purchase in December 1997.

     Phantom Stock Option Plan. Under our phantom stock option plan, the Supervisory Board has granted certain employees the right to receive an amount in cash or stock, at the Supervisory Board's option, equal to the difference between the fair market value of the ordinary shares A and the stated grant price for a specified number of phantom options. Through December 31, 1999, options representing 3,845,970 phantom shares remained outstanding, 6,882,471 had been cancelled and had been exercised. The grant prices for the phantom options range from Euro1.815 to Euro9.67. The phantom options have a four-year vesting period and vest 1/48th each month. The phantom options may be exercised during the period specified in the option certificate, but in no event later than ten years following the date of the grant. Of the outstanding phantom options, 295,083 were fully vested on December 31, 1999. Our phantom stock option plan contains limited anti-dilution protection in the case of stock splits, stock dividends and the like. Our phantom stock option plan also provides that, in some cases upon a change of control, all phantom options outstanding become fully exercisable. Upon exercise of the phantom options, we may elect to issue such number of ordinary shares A as is equal to the value of the cash difference in lieu of paying the cash.

     Our phantom stock option plan also provides that upon the offering, an employee holding phantom options may convert these into options for ordinary shares A under our stock option plan. If the employee elects not to do so, upon exercise of the phantom options we may elect to issue such number of ordinary shares A equal to the value of the cash difference in lieu of paying cash to such employee.

chello broadband Stock Option Plans

     chello broadband has adopted a stock option plan and a phantom stock option plan. All the shares underlying these stock option plans are held by Stichting administratie kantoor chello broadband, a stock option foundation, which administers chello broadband's stock option plans. Proceeds realized by the foundation upon exercise of the options will be remitted to chello broadband. Upon completion of an initial public offering by chello broadband, chello broadband will establish a new stock option plan.

     chello broadband Equity Option Plan. Under chello broadband's equity option plan, the Supervisory Board may grant stock options to chello broadband employees, on the recommendation of chello broadband's Board of Management and subject to approval of chello broadband's priority shareholders. To date chello broadband has granted options for 550,000 ordinary shares under its stock option plan. Of these, options for 250,000 ordinary shares have been exercised. Options under chello broadband's equity option plan will be granted at fair market value (as determined by the Supervisory Board on the recommendation of the Board of Management) at the time of grant unless determined otherwise by the Supervisory Board.

     All options are exercisable upon grant and for the next five years. Within five days after the exercise of the option, the employee will receive the number of shares or depositary certificates, as the case may be, in respect to the exercised option, against payment in full of the exercise price. If the employee's employment terminates:

 . because of death, permanent disability, retirement or early retirement, any unexercised options will expire one year from the date of such termination, or five years after the date of grant, whichever is earlier;

 . because of so called "urgent reason" under Dutch law or because of documented and material non-performance, any certificates issued to the employee upon exercise of his or her options must be resold to the foundation at the original purchase price for the options and any unexercised options expire immediately without notice; or

 . for any other reason, any exercised options must be resold to the foundation at the original purchase price and any unexercised options will expire as follows:

   . if employment terminates during the first month after the date of grant, all unexercised options expire;

   . if employment terminates during the first month after the date of grant, all unexercised options will be deemed to vest at a rate of one-forty eighth per month of the total number of options granted for each month the employee is employed after the first month. All unexercised vested options will expire at the earlier of 30 days after the termination of employment if not exercised, or five years from the date of grant. All "unvested" options expire automatically upon termination of employment.

     The chello broadband equity option plan contains limited anti-dilution protection in the case of stock splits, stock dividends and the like. The chello broadband equity option plan also provides that, in the case of change in control, the acquiring company has the right to require chello broadband's stock option foundation to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change in control.

     In 1999, we granted Mark Schneider options for 250,000 chello broadband shares. Also during 1999, we granted John Riordan options for 300,000 chello broadband shares. Both of these grants were at an exercise price of Euro9.076.

     In 1999, we loaned Mark Schneider approximately Euro2.3 million to enable him to exercise chello broadband stock options to acquire chello broadband shares. The recourse loan is interest free. The tax payable on the imputed interest is added to the principal amount of the loan. In 1999, we agreed to loaned Mr. Riordan up to approximately Euro85,000 in connection with the grant of his chello broadband stock options.

     chello broadband Phantom Stock Option Plan. chello broadband's phantom stock option plan is administered by its Supervisory Board, subject to prior approval by our Supervisory Board. The exercise price of the options granted under chello broadband's phantom stock option plan ranges from Euro4.54 to the initial public offering price of chello broadband's ordinary shares. The phantom stock options have a four-year vesting period and vest one-forty eighth each month and may be exercised during the period specified in the option certificate. All options must be exercised within 90 days after the end of employment. If such employment continues, all options must be exercised not more than ten years following the effective date of grant. This plan gives the employee the right to receive payment equal to the difference between the fair market value of a share and the exercise price for the portion of the rights vested. chello broadband, at its sole discretion, may make the required payment in cash, freely tradeable shares of United's class A common stock or our common stock, or, if chello broadband's shares are publicly traded, its freely tradeable ordinary shares. If chello broadband chooses to make a cash payment, at a time when its stock is publicly traded, employees have the option to receive an equivalent number of chello broadband's freely tradeable ordinary shares instead. At December 31, 1999, options representing 2,635,000 phantom shares had been granted. Of these, options representing 11,667 phantom shares has been exercised and options representing 60,833 phantom shares had been cancelled.

     chello broadband's phantom stock option plan contains limited anti-dilution protection in the case of stock splits, stock dividends, and the like. In some cases of a change of control, including a change of control of us, chello broadband may choose to acquire immediately all the phantom options outstanding for a consideration equal to the excess of the fair market value of the share at that time over the exercise price.

     chello broadband's phantom stock option plan also provides that, upon the pricing of an initial public offering, any of its employees holding phantom options may convert these into options for ordinary shares A under its stock option plan. If chello broadband's employee elects not to do so, upon exercise of the phantom options chello broadband may elect to issue such number of ordinary shares A equal to the value of the cash difference in lieu of paying the cash.

Limitation of Liability and Indemnification Matters

     Pursuant to Dutch law, each member of the Supervisory Board and Board of Management is responsible to us for the proper performance of his or her assigned duties. Our articles of association provide that the adoption by the general meeting of shareholders of the annual accounts shall discharge the Supervisory Board and Board of Management from liability in respect of the exercise of their duties during the financial year concerned unless an explicit reservation is made by the general meeting of shareholders. This discharge of liability may also be limited by mandatory provisions of Dutch law, such as in the case of bankruptcy, and furthermore extends only to actions or omissions not disclosed in or apparent from the adopted annual accounts. In the event of such actions or omissions, the members of the Supervisory Board or Board of Management will be jointly and severally liable to third parties for any loss sustained by such third parties as a result of such actions or omissions, unless the Supervisory Board or Board of Management member proves that he or she is not responsible for the actions or omissions. Generally, under Dutch law, directors will not be held personally liable for decisions based on reasonable business judgment.


     Our articles of association provide that we must indemnify any person who:

 .  is or was a member of the Supervisory Board or the Board of Management;

 . was or is a party to or is threatened to be made a party to any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative, or by or in the right of the company to procure a judgement in its favor by reason of the fact that such person is or was a member of our Supervisory Board or our Board of Management; and

 .  acted in good faith in carrying out their duties.

     This indemnification will generally not apply if the person seeking indemnification is found to have acted with gross negligence or wilful misconduct in the performance of their duty to us, unless the court in which the action is brought determines that indemnification is otherwise appropriate. Our articles of association furthermore provide that a majority of the members of the Supervisory Board (not being parties to the action) must approve any indemnification, unless the entire Supervisory Board is named in the lawsuit, in which case the indemnification may be approved by independent legal counsel in a written opinion or by the general meeting of shareholders. The Supervisory Board may extend the indemnification provisions of our articles of association to any of our officers, employees or agents.

Compensation of Supervisory Board Members

     All of the members of the Supervisory Board, other than Mr. De Lange, are directors or employees of United. None of these members receive additional compensation for serving on the Supervisory Board.

Compensation of Board of Management Members

     The aggregate 1999 salary compensation for the entire Board of Management is approximately Euro1.77 million. In addition, we provide our executive officers with automobile allowances and other benefits. Expatriates also receive housing allowances, foreign tax equalization payments and other compensation relating to their foreign assignments.

Compensation Committee Interlocks and Insider Participation

     We and United have concluded a secondment arrangement, pursuant to which certain U.S. citizens employed by United are seconded to us. See "Certain Transactions and Relationships--Relationship with United and Related Transactions." Prior to our initial public offering in February 1999, compensation for all members of our management who are employees of United was set by the compensation committee of United and compensation for all of our other employees was determined by the Supervisory Board. In February 1999, our Supervisory Board established a compensation committee following the completion of the initial public offering. The compensation committee is composed of Mr. Fries, Ms. Spangler and Ms. Wildes, each of whom is a member of the Supervisory Board. The members of our management who are employees of United, however, will continue to have their compensation set by United's compensation committee.
None of the members of our compensation committee, the United compensation committee or our Supervisory Board has served as a director or member of a compensation committee of another company that had any executive officer that was also one of our Supervisory Directors or a member of the compensation committee of United.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of all classes of securities as of March 18, 2000, by (1) each shareholder who is known by us to own beneficially more than 5% of the outstanding ordinary shares at such date; (2) each of our Supervisory Directors and our advisor to the Supervisory Board; (3) each of our executive officers; and (4) all of our Supervisory Directors, advisors and executive officers as a group. Because Messrs. G. Schneider, Cole, M. Schneider and Riordan are directors of United, they may be deemed to beneficially own our shares held by United. They disclaim any beneficial ownership of these shares and this table does not include those shares. Such share ownership information includes ordinary shares A that may be acquired within 60 days of March 15, 2000, through either our options or phantom options. Our phantom options are payable in either cash or ordinary shares A, at our election. Shares issuable within 60 days upon exercise of options or phantom options are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of the persons beneficially owning such securities, but have not been deemed to be outstanding for the purposes of computing the percentage ownership or overall voting power of any other person.


                                                                           Number of Ordinary      Percentage of Ordinary
                                                                                 Shares A               Shares A (1)
Beneficial Owner                                                                 ---------         ----------------------
---------------

UnitedGlobalCom, Inc.(2)...............................................             239,220,291            54.84
Microsoft Corporation (3)..............................................              30,473,250             6.99
Gene W. Schneider (4)..................................................                 466,593              *
Michael T. Fries (5)...................................................                  98,217              *
John P. Cole, Jr.......................................................                   4,575              *
Richard De Lange.......................................................                      --             --
Ellen P. Spangler (6)..................................................                  46,875              *
Tina Wildes  (7).......................................................                 127,090              *
Mark L. Schneider (8)..................................................               2,284,686              *
John F. Riordan (9)....................................................               1,217,724              *
Charles H.R. Bracken (10)..............................................                 218,751              *
Anton M. Tuijten (11)..................................................                  53,532              *
Nimrod J. Kovacs(12)...................................................                 446,688              *
All directors, director nominees and executive officers as a group (11
 persons)..............................................................               4,598,263              *

*Less than 1%.
____________
(1) The figures for the percent of shares are based on 436,229,439 ordinary shares A outstanding on March 28, 2000 (after elimination of shares held by subsidiaries).
(2) Includes 7,332,942 ordinary shares A held by the stock option foundation as of December 31, 1999, the board members of which are appointed by United. The address of UnitedGlobalCom, Inc. is 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237, U.S.A.
(3) The address of Microsoft Corporation is One Microsoft Way, Redmond, Washington 98052, U.S.A.
(4) Includes 30,000 ordinary shares A held by the Gene W. Schneider Family Trust of which Mr. Schneider is a co-trustee and includes 3,000 ordinary shares A owned by his spouse. Also includes phantom options for 562,500 of which 433,593 are vested.
(5) Represents 9,153 ordinary shares A owned by Mr. Fries' spouse. Also includes phantom options for 225,000 shares, of which 89,064 are vested.
(6) Includes currently exercisable options for 45,000 ordinary shares A of which options for 32,814 ordinary shares A are subject to our repurchase right which expires March 26, 2003. Also includes phantom options for 45,000 of which 34,689 are vested.
(7)  Includes phantom options for 153,000, of which 117,937 are vested.
(8) Includes currently exercisable options for 2,925,000 ordinary shares A of which options for 670,314 ordinary shares A are subject to our repurchase right, which expires April 1, 2001. Also includes 30,000 ordinary shares A held by the Gene W. Schneider Family Trust of which Mr. M. Schneider is a co-trustee.
(9) Includes currently exercisable options for 459,375 ordinary shares A of which options for 360,936 ordinary shares A are subject to our repurchase right, which right expires April 1, 2001. Also includes 3,660 ordinary shares A owned by Mr. Riordan's spouse.
(10) Mr. Bracken holds currently exercisable options for 750,000 ordinary shares A of which options for 531,249 ordinary shares A are subject to our repurchase right, which expires March 15, 2003.
(11) Includes currently exercisable options for 301,500 ordinary shares A, of which options for 248,439 ordinary shares A are subject to our repurchase right. Such repurchase right expires for 65,625 shares on September 24, 2002, for 54,688 shares on March 26, 2003 and for 128,126 shares on September 17, 2003.
(12) Represents phantom options for 600,000 shares of which 445,314 are vested.

Item 13.  CERTAIN TRANSACTIONS AND RELATIONSHIPS

Loans to Executive Officers

     In 1999, the chello foundation loaned Mark Schneider approximately Euro2.3 million to enable him to exercise chello broadband stock options to acquire chello broadband shares. The recourse loan is interest free. The tax payable on the imputed interest is added to the principal amount of the loan. In 1999, we agreed to loaned Mr. Riordan up to approximately Euro85,000 in connection with the grant of his chello broadband stock options. See "Management--Stock Option Plans."

     In October 1999, we agreed to guarantee for a period of 60 days the bridge loan Mr. M. Schneider obtained in connection with the purchase of his home. Our guarantee of this Euro7.6 million bridge loan is secured by Mr. M. Schneider's vested stock options and a right to a first mortgage on his home. If Mr. M. Schneider defaults on this loan and the guarantee is enforced, we have a power of attorney which allows us to exercise the relevant number of stock options and sell the shares in satisfaction of Mr. M. Schneider's obligation. Upon an event of default, we can also execute a first mortgage. The guarantee has been extended by us through March 24, 2000.

Eastern European Transaction. We have agreed to sell 3% of our interest in our Eastern European operations to Nimrod Kovacs for a purchase price based on our investment in these interests at historical cost plus 12% interest thereon from the time of investment through the date of closing. The amount of Mr. Kovac's required investment is being revised due to recent Eastern European acquisitions. Mr. Kovacs is a member of our Board of Management, and our Executive Chairman, UPC Central Europe.

Relationship With United and Related Transactions

     United is the largest broadband communications provider of video, voice and data services outside the U.S. With operations in 23 countries, United's networks reach more than 16 million homes and businesses and serve approximately 8 million voice and video customers. In addition, as of December 31, 1999, United's telephony business had more than 320,000 telephony access lines and its high speed Internet access business had more than 120,000 accounts. United's significant operating subsidiaries include us (51% owned), the largest pan-European broadband communications company; Austar United Communications (75% owned), the fasted growing satellite, cable television and telecommunications provider in Australasia; and VTR Global Com (100% owned) the largest cable television and competitive telephony provider in Chile.

     Control by United. Immediately prior to our initial public offering, United held effectively all of the voting control over us and held all of our issued and outstanding ordinary shares A other than approximately 7.7% of such shares that were registered in the name of the stock option foundation to support our stock option plan. The foundation currently has the right to shares totaling 1.6% of our issued and outstanding ordinary shares A. United appoints the board members of the foundation and thus controls the voting of these shares. See "Management--Stock Option Plans." United currently owns approximately 54.8% of our outstanding ordinary shares A and all of our outstanding priority shares. Because we are a strategic holding of United, United will continue to control us for the foreseeable future. Four members of our five-member Supervisory Board are directors, officers or employees of United.

     Transactions with United. As part of the acquisition of UPC, we acquired approximately 6.34 million shares of United's Class A common stock. We subsequently sold 769,062 of these shares in exchange for certain interests in the Irish system and Tara. We currently hold approximately 5.6 million shares of United's Class A common stock, which currently represents approximately [7%] of United's outstanding common stock. We plan to contribute these shares to a new joint venture to which Liberty Media and Microsoft will contribute approximately 9.8 million shares of United's Class B common stock. The joint venture will hold approximately 17% of United's common stock. The joint venture and its members will be bound by voting and standstill agreements with United and certain of its controlling shareholders.

     United has sold to us, in exchange for 18,991,020 of our ordinary shares A, United's 37.5% voting and 44.75% economic interest in the telephone system operating in the Monor region of Hungary and its interest in the Tara programming joint venture. United has also sold to us its interest in the IPS programming joint venture in exchange for 14,865,792 ordinary shares A.

     Agreements with United. Subject to certain limitations, beginning one year after the date of our initial public offering, United may require us to file a registration statement under the Securities Act of 1933 with respect to all or a portion of our ordinary shares A or ADSs owned by United, and we are required to use our best efforts to effect such registration, subject to certain conditions and limitations. We are not obligated to effect more than three of these demand registrations using forms other than Form S-3 or F-3, as the case may be.
United may demand registration of such securities an unlimited number of times on Form S-3 or F-3, as the case may be, except that we are not required to register our ordinary shares A owned by United on Form S-3 more than once in any six-month period. United also has the right to have our ordinary shares A that it owns included in any registration statement we propose to file under the Act except that, among other conditions, the underwriters of any such offering may limit the number of shares included in such registration. We have also granted United rights comparable to those described above with respect to the listing or qualification of the ordinary shares A held by United on the Stock Market of Amsterdam Exchanges or on any other exchange and in any other jurisdiction where we previously have taken action to permit the public sale of our securities.

     United incurs certain overhead and other expenses at the corporate level on behalf of us and its other operating companies. These expenses include costs not readily allocable among the operating companies, such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. United also incurs direct costs for its operating companies such as travel expenses and salaries for United employees performing services on behalf of its respective operating companies. We and United are parties to a management services agreement, with an initial term through 2009, pursuant to which United will continue to perform these services for us. Under the management services agreement, we will pay United a fixed amount each month as its portion of such unallocated expenses. For the year ended December 31, 1999, this fixed amount was USD300,000 per month. The fixed amount may be adjusted from time to time by United to allocate these corporate level expenses among United's operating companies, including us, taking into account the relative size of the operating companies and their estimated use of United resources. In addition, we will continue to reimburse United for costs incurred by United that are directly attributable to us.

     We and United are also parties to a secondment agreement that specifies the basis upon which United may second certain of its employees to us. United's secondment of employees to us helps us attract and retain U.S. citizens and other employees who want U.S. benefit plans, without creating a separate U.S. employment subsidiary. We generally are responsible for all costs incurred by United with respect to any seconded employee's employment and severance. United may terminate a seconded employee's employment if the employee's conduct constitutes willful misconduct that is materially injurious to United. During the year ended December 31, 1999, we incurred approximately [euro4.9] million for costs associated with the seconded employees, which costs were reimbursable to United.

     We have agreed with United that so long as United holds 50% or more of our outstanding ordinary shares A, (1) United will not pursue any video services, telephone or Internet access or content business opportunities specifically directed to the European or Israeli markets, unless it has first presented such business opportunity to us and we have elected not to pursue such business opportunity, and (2) we will not pursue any video services, telephone or Internet access or content business opportunities in Saudi Arabia or in other markets outside of Europe or the Middle East, unless we have first presented such business opportunity to United and United has elected not to pursue such business opportunity. Either party may pursue any business in the United States and its territories and possessions without regard to activities of the other.

     We and United have agreed that we will provide audited financial statements to United in such form and with respect to such periods as are necessary or appropriate to permit United to comply with its reporting obligations as a publicly-traded company and that we will not change our accounting principles without United's prior consent. We have consented to the public disclosure by United of all matters deemed necessary or appropriate by United, in its sole discretion, to satisfy the disclosure obligations of United or any of its affiliates thereof under the United States federal securities laws or to avoid potential liability under such laws.

     United Indentures. We are restricted by the covenants in United's indentures dated February 5, 1998 and April 29, 1999. The United indentures contain covenants that, among other things, limit the ability of United and its subsidiaries, including us, to:

 . incur indebtedness and issue certain preferred stock in amounts exceeding that permitted based upon financial ratios and other tests;

 .  repurchase equity interests from third parties other than United;

 .  make investments in non-controlled entities;

 . enter into agreements restricting our ability to make distributions, loans or other payments to equity holders;

 .  create certain liens;

 . sell assets or issue equity for consideration other than cash, replacement assets or permitted investments or fail to invest the cash proceeds of such sales, in replacement assets or permitted investments within 360 days of the sale periods; and

 .  enter into transactions with affiliates of United.

     We continue to be controlled by United and restricted by the terms of its debt securities. We have agreed with United that, for as long as we are subject to the provisions of United's indentures, as amended or supplemented, or any other indenture or agreement to which United is a party governing indebtedness of United that replaces or refinances any indebtedness governed by United's indentures, as amended or supplemented, we will not take any action that will result in a breach of United's indentures.

Relationship With Microsoft

     We have signed a letter of intent with Microsoft to establish a technical services relationship and, as part of this, we have agreed to set up a series of joint projects to deliver Internet, non-traditional telephone and other interactive video and general services to digital cable set-top devices, personal computers and other devices within and beyond our current service areas. The particular terms of each joint project will be negotiated by us and Microsoft. As part of this relationship, we established a technology board to review technology issues and develop technology specifications and directions. In addition, we and Microsoft will be preferred suppliers to one another, with Microsoft having the first opportunity to license technologies to us. We will be given the opportunity to present and offer our products to Microsoft offices in Europe. We and Microsoft will also cooperate to advocate mutually-agreed standards and regulations to the bodies in our service territories who set technical standards. We will also have the right to license Microsoft software for the delivery of Internet content services over our networks.

     As part of this technology relationship, we have agreed that, on the earlier of three months from the date of the letter of intent and the signing of the first definitive agreement with Microsoft, we will grant Microsoft warrants to purchase up to 11,400,000 ADSs representing ordinary shares A, which would currently represent approximately 2.6% of our outstanding share capital. Microsoft will have the option under these warrants to purchase ordinary shares A instead of ADSs. These warrants can be exercised at a price of USD9.334 per ordinary share A or ADS. These warrants became exercisable on February 16, 2000 and will expire February 16, 2003. In addition, half of the warrants will not vest until certain performance standards are met. We have agreed to grant Microsoft certain registration rights to be negotiated with respect to the ADSs or shares to be issued upon exercise of these warrants. In addition, we have granted Microsoft a preemptive right to purchase up to an aggregate of 10% of chello broadband n.v.'s aggregate ordinary share capital in any equity offering at the initial offering price. Following an initial public offering by chello broadband, Microsoft will be given the right in any subsequent public or private equity offerings (except when relating to a grant of equity to cable operators in Europe or to a wholly-owned subsidiary of us) to purchase such number of ordinary shares as will enable it to maintain up to a 10% interest in chello broadband's ordinary share capital.

     In September 1999, we agreed to form a joint venture with Microsoft and Liberty Media Corporation to own United securities and to evaluate content and distribution opportunities in Europe. At formation, Liberty will contribute 9.8 million Class B shares of United and we will contribute the 5.6 million Class
A shares of United that we own. We will have a 50% interest in the new joint venture and Liberty and Microsoft will share the other 50%. In addition to its interest in the joint venture, Liberty will receive approximately USD287.0 million redeemable preferred interest in the joint venture to balance out the parties' ownership positions.

The Discount Group's Option

     In November 1998, a subsidiary of Discount Investment Corporation loaned us USD90.0 million (the "DIC Loan") to acquire additional interests in our Israeli operation. In connection with the DIC Loan, we granted an option to the Discount Group, our partner in our Israeli system and an affiliate of Discount Investment Corporation, to acquire ordinary shares A at a price equal to the price in the initial public offering, discounted by a factor of 10%. The Discount Group exercised its option and we issued 4,675,962 ordinary shares A to it at the same time as the closing of our initial public offering. The aggregate purchase price for the shares was equal to the sum of USD45 million, plus interest thereon at the rate of 8% per annum from November 9, 1998 through the closing of the exercise of the option. The Discount Group currently owns about 1.1% of our outstanding ordinary shares A.

     In connection with the exercise of the option, we agreed to enter into a registration rights agreement with the Discount Group and a shareholders' agreement with the Discount Group and United.

     Under the shareholders' agreement, United agreed to vote in favor of one supervisory board member nominated by the Discount Group for as long as the Discount Group and its affiliates retain at least the number of ordinary shares A originally acquired upon the exercise of the option. In addition, the Discount Group has the right to participate on equal terms in connection with sales of ordinary shares A by United, including the right to sell the Discount Group's entire interest in us in connection with a sale by United of a controlling interest in us. The Discount Group also has the right to negotiate with United prior to certain sales of ordinary shares A by United. United has a right of first refusal with respect to a sale of ordinary shares A by the Discount Group and the right to require that the Discount Group agree to a merger or sale of all of our shares if proposed by United. In addition, there are certain limited restrictions on the entities or persons to whom the Discount Group may transfer its ordinary shares A.

     Upon the exercise of its option, the Discount Group received an additional option to acquire ordinary shares A from us at a price per share equal to the greater of (1) the price in our initial public offering or (2) the average sale price of our ordinary shares A on the Stock Market of Amsterdam Exchanges for the 30-day period immediately preceding the exercise date. The aggregate purchase price for the ordinary shares A purchased pursuant to the additional option would be equal to the sum of USD45.0 million, plus interest thereon at the rate of 8% per annum from November 9, 1998 through the closing of the additional option. The transfer rights and restrictions set forth in the registration rights agreement and the shareholders' agreement discussed above will be applicable with respect to the ordinary shares A acquired by the Discount Group upon the exercise of the additional option. The additional option will terminate if it is not exercised on or before September 30, 2000.

Relationship with chello broadband

     We are currently negotiating with chello broadband regarding the terms under which our operating companies will distribute chello broadband services. These negotiations will not apply to our operating companies in Malta and Israel. We expect that our final agreement will include terms relating to non-competition and a revenue sharing structure for services provided over our systems.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Index to Financial Statements

                                                                                                        Page
                                                                                                       Number
                                                                                                      ---------
UNITED PAN-EUROPE COMMUNICATIONS N.V.
   Independent Auditors' Report....................................................................          62
   Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 (Post-
     Acquisition...................................................................................          63
   Consolidated Statements of Operations for the Years Ended December 31, 1999 (Post-
     Acquisition), December 31, 1998 and December 31, 1997 (Pre-Acquisition).......................          64
   Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31,
     1999 (Post-Acquisition), December 31, 1998 and December 31, 1997 (Pre-Acquisition),...........          65
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 (Post-
     Acquisition), December 31, 1998 and December 31, 1997 (Pre-Acquisition).......................          67
   Notes to Consolidated Financial Statements......................................................          69

UNITED TELEKABEL HOLDINGS
   Report of Independent Accountants...............................................................         144
   Consolidated Balance Sheet as of December 31, 1998..............................................         146
   Consolidated Statement of Operations from August 6, 1998 (commencement of operations)
     until December 31, 1998.......................................................................         147
   Consolidated Statement of Cash Flows from August 6, 1998 (commencement of operations)
     until December 31, 1998.......................................................................         148
   Notes to Consolidated Financial Statements......................................................         149

(b)      Reports on Form 8-K

Date of Report      Item Reported                     Financial Statements Filed
--------------      -------------                     --------------------------

November 2, 1999    Item 5 - @Entertainment and       None
                             Poland Communications,
                             Inc. repurchase of notes

(c)  Exhibits

3.1(a) Amended and Restated Articles of Association of UPC(1)

3.1(b) Amendment to the Articles of Association of UPC dated March 17, 2000 (2)

4.1 Indenture dated as of July 30, 1999, between UPC and Citibank N.A, as Trustee with respect to 10 7/8% Senior Notes(3)

4.2 Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee with respect to 12 1/2% Senior Discount Notes(3)

4.3 Indenture dated as of October 29, 1999, between UPC and Citibank N.A, as Trustee with respect to 10 7/8% Senior Notes due 2007(4)

4.4 Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 11 1/4% Senior Notes due 2009(4)

4.5 Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 13 3/8% Senior Discount Notes due 2009(4)

4.6 Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/2% Senior Notes due 2010

4.7 Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/4% Senior Notes due 2010

4.8 Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 13 3/4% Senior Discount Notes due 2010

10.1 Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philip Media B.V. ("Philips Media"), Philips Media Network B.V. ("Phillips Networks"), Joint Venture, Inc.("JVI") and UPC(5)

10.2 Tax Liability Agreement dated October 7, 1997, between UPC, Philips Media, Philips Coordination Center, Philips Networks, United, and JVI(6)

10.3 Indenture dated as of February 5, 1998, between United International Holdings, Inc. ("United") and Firstar Bank of Minnesota,
       N.A.("Firstar")(7)

10.4   Indenture dated as of April 29, 1999, between United and Firstar(8)

10.5   Form of Master Seconded Employee Services Agreement(9)

10.6   Form of United Registration Rights Agreement(10)

10.7   Form of United Management Services Agreement(9)

10.8 Consulting Agreement dated June 1, 1995, between United and Mark L. Schneider(10)

10.9   Agreement dated as of February 11, 1999 between United and UPC(11)

10.10  Option Agreement dated November 5, 1998, among UPC, DIC and PEC(6)

10.11 Amendment to Option Agreement dated February 4, 1999, between UPC, DIC and PEC(9)

10.12  Form of Registration Rights Agreement among UPC, DIC and PEC(6)

10.13  Form of Shareholders Agreement among UPC, DIC and PEC(6)

10.14 United Pan - Europe Communications N.V. Phantom Stock Option Plan, March 20, 1998(6)

10.15 Amended Stock Option Plan dated February 8, 1999, between UPC and Stichting Administratie Kantoor UPC(11)

10.16 Agreement dated April 2, 1998, for the contribution of the Dutch Cable Assets of UPC and NUON to UTH(12)

10.17 Share Purchase Agreement dated January 19, 1999, by and between UPC, Belmarken Holding B.V., NUON, N.V. Kraton and UTH, as amended(10)

10.18 Final Amendment to Share Purchase Agreement dated as of February 17, 1999(13)

10.19 Share Purchase Agreement dated June 23, 1999, between UPC and MediaOne International B.V.(14)

10.20 Investment Agreement between SBS BROADCASTING SA and Registrant dated June 29, 1999(3)

10.21 Exchange Offer Agreement, dated as of March 9, 2000, by and between UPC and SBS Broadcasting S.A.(15)

10.22 Share Exchange Agreement, dated as of March 9, 2000, by and between UPC and the shareholders named therein(15)

10.23 Agreement and Plan of Merger among @Entertainment, Inc., United Pan - Europe Communications N.V. and Bison Acquisition Corp. dated as of June 2, 1999(3)

10.24 Form of Stockholders Agreement dated as of June 2, 1999 among @Entertainment, Inc., United Pan - Europe Communications N.V., Bison Acquisition Corp. and the other parties signatory thereto(3)

10.25 Indenture dated as of July 14, 1998, between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Senior Discount Notes due 2008(16)

10.26 Indenture dated as of January 20, 1999, between @Entertainment and Bankers Trust Company relating to @Entertainment's Series C Senior Discount Notes due 2008(17)

10.27 Indenture dated as of January 27, 1999, between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2009 and its 14 1/2% Series B Senior Discount Notes due 2009(17)

10.28 Share Purchase Agreement between the Sellers represented by EQT Scandinavia Limited and United Pan - Europe Communications N.V.(3)

10.29 Share Purchase Agreement, dated February 2, 2000, among Eneco Wed-Activiteiten B.V., N.V. Eneco, UPC Nederland N.V., Belmarken Holding B.V. and UPC(18)

10.30 Loan and Note Issuance Agreement between UPC Facility B.V., Telekabel Wien and Janco Multicom and Bank of America International Limited, CIBC World Markets plc, Citibank N.A., MeesPierson N.V., Paribas, The Royal Bank of Scotland plc, Toronto Dominion Bank Europe Limited, and The Toronto - Dominion Bank, as Facility Agent and Security Agent(3)

12.1   Computation of Earnings to Fixed Charges

21.1   Subsidiaries of UPC

27.1   Financial Data Schedules


--------------------
(1) Incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed by UPC on September 23, 1999 (File No. 333-84427).

(2) Incorporated by reference from Form 8-K filed by UPC, dated March 17, 2000 (File No. 000-25365).

(3) Incorporated by reference from Form 8 K filed by UPC, dated July 30, 1999 (File No. 000-25365).

(4) Incorporated by reference from Form 10 Q filed by UPC, for the quarter ended September 30, 1999 (File No. 000-25365).

(5) Incorporated by reference from Form 8-K filed by United, dated December 11, 1997 (File No. 0-21974).

(6) Incorporated by reference from Form S-1 Registration Statement filed by UPC on November 24, 1998 (File No. 333-67895).

(7) Incorporated by reference from Form S-4 Registration Statement filed by United on March 3, 1998 (File No. 333-47).

(8) Incorporated by reference from Form 8-K filed by United, dated April 29, 1999 (File No. 0-21974).

(9) Incorporated by reference from Amendment No. 8 to Form S-1/A Registration Statement filed by UPC on February 10, 1999 (File No. 333-67895).

(10) Incorporated by reference from Amendment No. 6 to Form S-1/A Registration Statement filed by UPC on February 4, 1999 (File No. 333-67895).

(11) Incorporated by reference from Form 10 K filed by UPC for the year ended December 31, 1998 (File No. 000-25365).

(12) Incorporated by reference from Amendment No. 4 to Form S-1/A Registration Statement filed by UPC on January 25, 1999 (File No. 333-67895).

(13) Incorporated by reference from Form 8 K filed by UPC, dated March 4, 1999 (File No. 000-25365).

(14) Incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement filed by UPC on September 30, 1999 (File No. 333-84427).

(15) Incorporated by reference from Form 8-K filed by UPC, dated March 9, 2000 (File No. 000-25365).

(16) Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on August 10, 1998 (File No. 333-60659).

(17) Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on May 13, 1999 (File No. 333- 72361).

(18) Incorporated by reference from Form 8-K filed by UPC, dated February 3, 2000 (File No. 000-25365).


(d)  Financial Statement Schedules

                                                                                                        Page
                                                                                                       Number
                                                                                                      ---------
UNITED PAN-EUROPE COMMUNICATIONS N.V.
   Report of Independent Public Accountants on Schedules...........................................         136
   Schedule I - Condensed Financial Information of Registrant (Parent Only)........................         137
   Schedule II - Valuation and Qualifying Accounts.................................................         143

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To United Pan-Europe Communications N.V.

   We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of United Pan-Europe Communications N.V. included in this Form 10-K and have issued our report thereon dated March 27, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                  ARTHUR ANDERSEN

Amstelveen, The Netherlands,
March 28, 2000

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                  PARENT ONLY
                                  SCHEDULE I
       Condensed Information as to the Financial Condition of Registrant (Stated in thousands of Euros, except share and per share amounts)


                                                                                             As of           As of
                                                                                           December 31,   December 31,
                                                                                              1999           1998
                                                                                         ------------- ---------------
ASSETS:
Current assets
  Cash and cash equivalents..........................................................       950,343            3,198
  Restricted cash....................................................................        18,683               --
  Related party receivables..........................................................       780,494           52,472
  Other receivables, net.............................................................        13,198            1,057
  Other current assets...............................................................        20,540            3,602
                                                                                          ----------     -----------
         Total current assets........................................................     1,783,258           60,329
Investments in, loans and other advances to affiliated companies, accounted for
     under the equity method, net....................................................     2,122,955          444,208
Property, plant and equipment, net of accumulated depreciation of 2,075 and 531,
     respectively....................................................................        28,876              446
Goodwill and other intangibles, net of accumulated amortization of 34 and 0,
     respectively....................................................................           275               -
Stocks and bonds.....................................................................       394,558               -
Other investments ...................................................................       230,411               -
Deferred financing costs, net of accumulated amortization of 1,819 and 924,
     respectively.....................................................................       49,446            7,087
Other assets.........................................................................           491              295
                                                                                          ----------     -----------
         Total assets................................................................     4,610,270          512,365
                                                                                          ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilites
  Related party accounts payables....................................................        11,111            3,957
  Accrued liabilities................................................................        98,472           25,821
  Note payable to shareholder........................................................         6,786           54,032
  Short-term debt....................................................................        99,378           15,438
  Short-term debt, related party......................................................       20,421           17,754
                                                                                          ----------     -----------
         Total current liabilites....................................................       236,168          117,002
Long-term debt.......................................................................     2,459,579          281,344
Other related-party long-term debt...................................................            -                -
Loans from affiliated companies......................................................        37,844               -
Deferred compensation................................................................     (143,434)          147,616
Deferred taxes.......................................................................          (87)               62
                                                                                          ----------     -----------
         Total liabilities...........................................................     2,590,070          546,024
                                                                                          ==========     ===========

Shareholders' equity (deficit) (As adjusted for stock splits)
  Priority stock, 1.0 par value, 300 shares authorized, 300 and 0 shares issued, respectively...................................................................
  Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 435,604,497 and
      276,856,812 shares issued, respectively........................................      435,605            83,057
  Additional paid-in capital.........................................................    2,371,951           249,797
  Deferred compensation..............................................................      (47,425)                -
  Treasury stock, at cost 0 and 27,594,405 shares of ordinary stock, respectively....            -           (50,091)
  Accumulated deficit................................................................   (1,114,219)         (329,921)
  Other cumulative comprehensive income..............................................      374,288            13,499
                                                                                          ----------     -----------

         Total shareholders' equity (deficit).........................................   2,020,200          (33,659)
                                                                                        ----------      -----------
         Total liabilities and shareholders' equity (deficit).........................   4,610,270          512,365
                                                                                        ==========      ===========


     The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                  PARENT ONLY
                                  SCHEDULE I
           Condensed Information as to the Operations of Registrant
      (Stated in thousands of Euros, except share and per share amounts)

                                                                                For the Years Ended December 31,
                                                               ----------------------------------------------------------------
                                                                        1999                  1998                 1997
                                                               --------------------  --------------------  --------------------
                                                                 (Post-Acquisition)    (Post-Acquisition)     (Pre-Acquisition)

Management fee income from related parties..................                 11,411                 4,832                 1,401
Corporate general and administrative expense................               (139,705)             (146,711)               (5,266)
Depreciation and amortization...............................                 (1,986)                 (199)                 (334)
                                                               --------------------  --------------------  --------------------
  Net operating loss........................................               (130,280)             (142,078)               (4,199)
Interest income.............................................                 22,758                   871                 1,284
Interest income, related party..............................                 27,869                28,297                20,360
Interest expense............................................               (103,130)                 (539)               (6,872)
Interest expense, related party.............................                 (1,298)              (26,467)              (15,139)
Foreign exchange gain (loss) and other
  income (expense), net.....................................                 15,651                (6,596)               (5,838)
                                                               --------------------  --------------------  --------------------
  Net loss before income taxes and other items..............               (168,430)             (146,512)              (10,404)
Share in results of affiliated companies, net...............               (615,865)             (109,067)              (72,410)
Income tax benefit (expense)................................                      -                     -                   660
                                                               --------------------  --------------------  --------------------
  Net loss..................................................               (784,298)             (255,579)              (82,154)
                                                               ====================  ====================  ====================
Basic and diluted net loss per ordinary share (1)...........                  (2.08)                (1.03)                (0.30)
                                                               ====================  ====================  ====================
Weighted-average number of ordinary shares
  outstanding (1)...........................................            377,969,829           247,915,834           275,421,933
                                                               ====================  ====================  ====================
(1)  As adjusted for the stock splits

     The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of Jaunary 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

                                               UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                                            PARENT ONLY
                                                            SCHEDULE I
                                   Condensed Information as to the Cash Flows of the Registrant
                                                  (Stated in thousands of Euros)


                                                                        For the Years Ended December 31,
                                                              1999                    1998                    1997
                                                     ----------------------  ----------------------  ---------------------
                                                        (Post-Acquisition)      (Post-Acquisition)      (Pre-Acquisition)
Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash flows            (784,298)                 (255,579)                (82,153)
  from operating activities:
  Depreciation and amortization                                   1,986                       199                     334
  Amortization of deferred financing costs                       10,135                         -                       -
  Accretion of interest                                          30,282                         -                       -
  Share in results of affiliated companies, net                 615,865                   109,067                  72,410
  Compensation expense related to stock options                 101,388                   145,429                   2,186
  Exchange rate gain, net                                       (11,021)                    6,596                   5,837
  Other                                                                                    (3,574)                 (2,470)
  Changes in assets and liabilities:                              1,670                         -                       -
    Increase in receivables                                      (3,406)                   (5,585)                 (2,886)
    Decrease  (increase) in other
      non-current assets                                        (15,802)                     (698)                   (661)
    Increase in other current liabilities                        47,671                     9,383                  25,861
    Decrease in deferred taxes and other                                                        -                       -
      long-term liabilities                                        (152)                      507                   1,045
                                                     ----------------------  ----------------------  ---------------------
Net cash flows from operating activities                         (5,682)                    5,745                  19,503
                                                     ----------------------  ----------------------  ---------------------
Cash flows from investing activities:
Restricted cash deposited                                       (18,683)                        -                      -
Investments in, loans to and advances to
  affiliated companies, net                                  (2,830,121)                 (226,275)               (133,652)
Investments in stocks and bonds, net                           (255,133)                        -                       -
Loans repaid by subsidiaries                                          -                    79,726                 158,937
Capital expenditures                                            (32,086)                   (2,356)                   (594)
Dividends received                                                    -                     4,074                       -
Release (deposit) to acquire minority interest
  in subsidiary                                                       -                    21,328                 (21,328)
Sale of affiliated companies                                     16,648                         -                   5,023
                                                     ----------------------  ----------------------  ---------------------
Net cash flows from investing activities                     (3,119,375)                 (123,503)                  8,386
                                                     ----------------------  ----------------------  ---------------------
Cash flows from financing activities:
Proceeds from initial public offering, net                    1,206,910                         -                       -
Proceeds from secondary public offering, net                    851,306                         -                       -
Proceeds from senior notes                                    2,393,451                         -                       -
Proceeds from short-term borrowings                              18,225                         -                  41,482
Proceeds from short-term borrowings, related party                    -                    58,957                 103,506
Proceeds from long-term borrowings                                    -                    59,454                 226,300
Deferred financing costs                                        (51,265)                     (233)                 (7,778)
Repayments of long and short-term borrowings                   (281,355)                  (16,873)               (171,276)
(Repayments) borrowings on note payable
  to shareholder                                                (48,561)                        -                       -
Dividends paid to minority shareholder                                -                         -                       -
Redemption of convertible loans                                       -                         -                 (77,220)
Purchase shares from shareholder                                      -                         -                (132,758)
Repayments on short-term note                                   (16,499)                        -                       -
                                                     ----------------------  ----------------------  ---------------------
Net cash flows from financing activities                      4,072,212                   101,305                 (17,744)
                                                     ----------------------  ----------------------  ---------------------
Net increase (decrease) in cash and
  cash equivalents                                              947,155                   (16,453)                 10,145
Cash and cash equivalents at beginning of period                  3,198                    19,651                   9,506
                                                     ----------------------  ----------------------  ---------------------
Cash and cash equivalents at end of period                      950,353                     3,198                  19,651
                                                     ======================  ======================  =====================

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                  PARENT ONLY
                                  SCHEDULE I
         Condensed Information as to the Cash Flows of the Registrant
                        (Stated in thousands of Euros)


                                                                For the Years Ended December 31,

                                                             1999              1998              1997
                                                    -------------------  -----------------  -----------------
                                                     (Post-Acquisition)  (Post-Acquisition) (Pre-Acquisition)
Non-cash investing and financing activities:
Issuance of shares upon conversion of United loan          6,786                       -                  -
                                                    ===================  =================  =================
Issuance of shares upon conversion of PIK Notes                -                       -                  -
                                                    ===================  =================  =================

Supplemental cash flow disclosures:
Cash paid for interest                                   (21,542)                  (7,515)            (4,207)
                                                    ===================  =================  =================
Cash received for interest                                25,198                   12,492             11,924
                                                    ===================  =================  =================

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                              NOTE TO PARENT ONLY
                                  SCHEDULE I
                 AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998
                (Monetary amounts stated in thousands of Euros,
                      except share and per share amounts)


1.  Organization and Nature of Operations

   United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC") or the "Company") was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, United International Holdings, Inc. ("United"), a United States of America corporation, and Philips Electronics N.V.
("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, and its minority interests in multi-channel television systems in Germany, The Netherlands (KTE) and France (Citecable). United contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. United also contributed United States dollars 78.2 million in cash (including accrued interest of USD3.2 million) to UPC and issued to Philips 9,507,453 shares of its Class A Common Stock having a value of USD50.0 million (at date of closing). In addition, UPC issued to Philips USD133.6 million of convertible subordinated pay-in-kind notes (the "PIK Notes"). As a result of this transaction, United and Philips each owned a 50% economic and voting interest in UPC.

   On December 11, 1997, United acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements) through its wholly-owned subsidiary United Europe, Inc. ("United"). The entity's name was changed to United Pan-Europe Communications N.V., and its legal seat was transferred from Eindhoven to Amsterdam. Through its cable-based communications networks in 10 countries in Europe and in Israel, UPC currently offers cable television services and is further developing and upgrading its network to provide digital video, voice and Internet/data services in Western European markets.

   As part of the UPC Acquisition, (i) UPC purchased the 6,338,302 shares of Class A Common Stock of United held by Philips (30,313), (ii) United purchased 77,097 of the accreted amount of UPC's PIK Notes and redeemed them for 45,540,783 shares of UPC, (iii) UPC repaid to Philips the remaining 77,311 accreted amount of the PIK Notes (154,195), (iv) United purchased 39,364,812 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (73,135,188 shares). The UPC Acquisition was financed with proceeds from a long-term revolving credit facility through UPC with a syndicate of banks (138,494) (the "Senior Revolving Credit Facility"), a bridge bank facility through a subsidiary of UPC USD111,200 (101,647) and a cash investment by United of 148,568. Approximately 217,360 drawn on the Senior Revolving Credit Facility was used to repay existing debt of UPC in conjunction with the UPC Acquisition.

   United's acquisition of Philips' interest in UPC was accounted for as a step acquisition under purchase accounting. As a result of UPC becoming effectively wholly owned by United, such purchase accounting adjustments, along with existing basis differences, were pushed down to the financial statements of UPC and a new basis of accounting was established for the UPC net assets acquired by United. As of December 11, 1997, the proportional net assets of UPC acquired by United were recorded at fair market value based on the purchase price paid by United, along with additional basis differences at the United level existing as of that date. The total purchase accounting adjustments of 233,587 were allocated to UPC's underlying net assets.

   As a result of the UPC Acquisition and the associated push-down of United basis on December 11, 1997, the condensed information as to financial position of registrant as of December 31, 1997, 1999, 1998 and is presented on a "post-acquisition" basis. The condensed information as to the operations and the cash flows of the registrant for the year ended December 31, 1997 include the post-acquisition results of the Company for the period from December 11, 1997 through December 31, 1997, which reflects 898 of new basis depreciation and amortization resulting from push-down accounting as well as approximately 1,831 of interest expense from purchase related indebtedness which is included in the

Parent's share in result of affiliated companies, net. Due to immateriality, the entire fiscal year ended December 31, 1997 is presented as "pre-acquisition" in the accompanying condensed information as to the operations and cash flows of registrant.

2.  Basis of Presentation

   In December 1998 and February 1999, UPC acquired telephony and programming assets from United through the issuance of new shares. As the acquisitions were between entities under common control, the transactions were accounted for at historical cost, similar to pooling of interests accounting. It is generally accepted that, consistent with a pooling-of-interests accounting, prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of parent's consolidated financial statements. Accordingly, we have restated all periods presented as if UPC had acquired the telephony and programming assets from United as of the date of United's initial investment.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II
                        (Stated in thousands of Euros)


                                                                               Additions
                                                                       -------------------------
                                                     Balance at
                                                    Beginning of       Charged to                                  Balance at End
                                                       Period           Expense     Acquisitions   Deductions(1)     Of Period
                                                    ------------       ----------   ------------   -------------   --------------
Allowance for doubtful accounts receivable:
Year ended December 31, 1999..................         4,202             4,495          8,751            (693)          16,754
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1998..................         2,925               917            512            (152)           4,202
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1997..................         2,648               950            246            (919)           2,925
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1996..................         2,424               412            379            (567)           2,648
                                                       =====             =====          =====          ======           ======

Allowance for costs to be reimbursed:
Year ended December 31, 1999..................            --                63             --              --               63
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1998..................         1,002                49             --          (1,651)              --
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1997..................         2,096               554             --          (1,648)           1,002
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1996..................         2,406               360             --            (670)           2,096
                                                       =====             =====          =====          ======           ======

Allowance for Investments Affiliated
   Companies:
Year ended December 31, 1999..................            --                --             --              --               --
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1998..................            --                --             --              --               --
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1997..................         1,900                --             --          (1,900)              --
                                                       =====             =====          =====          ======           ======
Year ended December 31, 1996..................         2,245                --             --            (345)           1,900
                                                       =====             =====          =====          ======           ======

(1) Represents uncollectible balances written off to the allowance account and the effect of currency translation adjustment.

                         INDEPENDENT AUDITOR'S REPORT

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

Amstelveen, The Netherlands
March 19, 1999

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

                                United Pan-Europe Communications N.V.
                                a Dutch Public limited liability company

                                By:    /S/ Charles H.R. Bracken
                                    ------------------------------------
                                    Board of Management Member and
                                    Chief Financial Officer


                                Date:    March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ Mark L. Schneider
---------------------------------
Mark L. Schneider, Chairman of Board of Management and Chief Executive Officer               Date: March 28, 2000


       /S/ Charles H.R. Bracken
---------------------------------
     Charles H.R. Bracken, Board of Management Member and Chief Financial Officer            Date: March 28, 2000

       /S/ Ray D. Samuelson
---------------------------------
     Ray D. Samuelson, Managing Director, Finance and Accounting                             Date: March 28, 2000

       /S/ Michael T. Fries
---------------------------------
     Michael T. Fries, Chairman of Supervisory Board and Authorized U.S. Representative      Date: March 28, 2000

       /S/ Richard De Lange
---------------------------------
     Richard De Lange, Supervisory Board Member                                              Date: March 28, 2000

       /S/ Tina M. Wildes
---------------------------------
     Tina M. Wildes, Supervisory Board Member                                                Date: March 28, 2000

       /S/ Ellen P. Spangler
---------------------------------
     Ellen P. Spangler, Supervisory Board Member                                             Date: March 28, 2000

       /S/ John P. Cole, Jr.
---------------------------------
     John P. Cole, Jr., Supervisory Board Member                                             Date: March 28, 2000
