Form 10-Q
period 2000-03-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2000-05-15
CIK 1070778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000

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



     The number of shares outstanding of the Registrant's common stock as of May 12, 2000 was:

                    436,229,439 ordinary shares A, including
               shares represented by American Depository Receipts

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                TABLE OF CONTENTS


                                                                                                              Page
Number
                                                                                                              -----
                                                  PART 1 - FINANCIAL INFORMATION
                                                  ------------------------------
Item 1 - Financial Statements
------

    Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999........................   1

    Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999
           (Unaudited) .......................................................................................   2

    Consolidated Statement of Shareholders' Equity for the Three Months Ended
           March 31, 2000 (Unaudited).........................................................................   3

    Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
           and 1999 (Unaudited)...............................................................................   5

    Notes to Consolidated Financial Statements (Unaudited)....................................................   7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations................  20
------

Item 3 - Quantitative and Qualitative Disclosure About Market Risk............................................  42
------


                                                    PART II - OTHER INFORMATION
                                                    ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders..................................................  47
------

Item 5 - Other Information....................................................................................  47
------

Item 6 - Exhibits and Reports on Form 8-K.....................................................................  56
------

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of Euros, except share and per share amounts)
                                   (Unaudited)


                                                                                                            As of          As of
                                                                                                          March 31,     December 31,
ASSETS:                                                                                                     2000            1999
                                                                                                        -------------  -------------

Current assets
    Cash and cash equivalents........................................................................       715,315      1,025,460
    Restricted cash..................................................................................        17,135         17,135
    Subscriber receivables, net of allowance for doubtful accounts of 26,125 and 16,754, respectively        77,348         59,860
    Costs to be reimbursed by affiliated companies, net of allowance for doubtful accounts of 63
      and 63, respectively...........................................................................         8,606         10,500
    Other receivables................................................................................        92,954         91,370
    Inventory........................................................................................        97,147         66,403
    Prepaid expenses and other current assets........................................................        99,284         72,925
                                                                                                        -------------  -------------
         Total current assets........................................................................     1,107,789      1,343,653
Other investments....................................................................................       445,664        623,341
Investments in and advances to affiliated companies, accounted for under the equity method, net......       763,232        242,847
Property, plant and equipment, net of accumulated depreciation of 289,299 and 194,205, respectively..     2,408,830      1,908,414
Goodwill and other intangible assets, net of accumulated amortization of 182,319 and 133,667,
   respectively......................................................................................     3,730,548      2,611,413
Deferred financing costs, net of accumulated amortization of 6,719 and 5,937, respectively...........       100,583         77,861
Other assets..........................................................................................       31,819          1,734
                                                                                                        -------------  -------------
         Total assets................................................................................     8,588,465      6,809,263
                                                                                                        =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities
   Accounts payable, including related party payables of 1,980 and 2,785, respectively...............       284,588        239,747
   Accrued liabilities...............................................................................       350,571        273,141
   Subscriber prepayments and deposits...............................................................        91,900         41,208
   Short-term debt...................................................................................       417,765        163,241
   Current portion of long-term debt.................................................................        68,103         50,291
                                                                                                        --------------  ------------
         Total current liabilities...................................................................     1,212,927        767,628
Long-term debt.......................................................................................     5,496,377      3,903,410
Deferred taxes.......................................................................................        14,718         15,961
Deferred compensation................................................................................        89,049         70,804
Other long-term liabilities..........................................................................        24,089         19,365
                                                                                                        --------------  ------------
         Total liabilities...........................................................................     6,837,160      4,777,168
                                                                                                        --------------  ------------

Commitments and contingencies, see Note 10.

Minority interests in subsidiaries...................................................................        15,311         11,895

Shareholders' equity (As adjusted for stock split, see Note 11)
   Priority stock, 1.0 par value, 300 shares authorized,  300 and 300 shares issued, respectively....             -              -
   Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 436,229,439 and 435,604,497.........
      shares issued, respectively....................................................................       436,230        435,605
   Additional paid-in capital........................................................................     2,521,844      2,371,951
   Deferred compensation.............................................................................       (99,641)       (47,425)
   Accumulated deficit...............................................................................    (1,581,590)    (1,114,219)
   Other cumulative comprehensive income ............................................................       459,151        374,288
                                                                                                        -------------  -------------
         Total shareholders' equity .................................................................     1,735,994      2,020,200
                                                                                                        -------------  -------------
         Total liabilities and shareholders' equity .................................................     8,588,465      6,809,263
                                                                                                        =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED STATEMENTS OF
                    OPERATIONS (Stated in thousands of Euros,
                       except share and per share amounts)
                                   (Unaudited)

                                                                           For the Three Months
                                                                      --------------------------------
                                                                              Ended March 31,
                                                                      --------------------------------
                                                                           2000              1999
                                                                      --------------    --------------
    Service and other revenue......................................         200,263            67,532
    Operating expense..............................................        (142,545)          (30,434)
    Selling, general and administrative expense....................        (167,161)          (47,344)
    Depreciation and amortization..................................        (130,703)          (28,678)
                                                                      --------------    --------------
          Net operating loss.......................................        (240,146)          (38,924)
    Interest income................................................          33,768             2,229
    Interest expense...............................................        (160,788)          (17,355)
    Gain on sale of assets.........................................               -             6,637
    Foreign exchange gain (loss) and other income (expense), net...         (79,953)           (6,959)
                                                                      --------------    --------------
          Net loss before income taxes and other items.............        (447,119)          (54,372)
    Share in results of affiliated companies, net..................         (21,215)           (9,199)
    Minority interests in subsidiaries.............................             984               (35)
    Income tax expense.............................................             (21)             (167)
                                                                      --------------    --------------
          Net loss.................................................        (467,371)          (63,773)
                                                                      ==============    ==============
    Basic and diluted net loss per ordinary share(1)...............           (1.07)            (0.20)
                                                                      ==============    ==============
    Weighted-average number of ordinary shares
      outstanding(1)...............................................     435,608,107       322,187,433
                                                                      ==============    ==============

(1)  As adjusted for the stock split. See Note 11.

  The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate of 1 Euro to 2.20371 Dutch Guilders.

       The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                           CONSOLIDATED STATEMENT OF
                  SHAREHOLDERS' EQUITY (Stated in thousands of
                   Euros, except share and per share amounts)
                                   (Unaudited)

                                                                              Priority Stock              Ordinary Stock
                                                                     --------------------------------- ---------------------
                                                                          Shares           Amount           Shares (2)
                                                                     ---------------- ---------------- ---------------------
Balance, December 31, 1999........................................               300                -           435,604,497
Issuance of shares related to converted United Loan...............                 -                -               624,942
 Deferred compensation expense related to stock options and
 restricted stock, net ...........................................                 -                -                     -
Amortization of deferred compensation ............................                 -                -                     -
SAB 51 gain on subsidiary's issuance of shares....................                 -                -                     -
Issuance of shares related to acquisition of minority interest
 UPC France.......................................................                 -                -                     -
 Unrealized gain on investments...................................                 -                -                     -
 Change in cumulative translation adjustments ....................                 -                -                     -
  Net loss .......................................................                 -                -                     -
Total comprehensive income (loss).................................                 -                -                     -
                                                                     ---------------- ---------------- ---------------------
Balance, March 31, 2000...........................................               300                -           436,229,439
                                                                     ================ ================ =====================

                                                                        Ordinary Stock        Additional
                                                                     ------------------        Paid-In              Deferred
                                                                           Amount              Capital            Compensation
                                                                     ------------------ --------------------- ----------------------
Balance, December 31, 1999........................................             435,605             2,371,951                (47,425)

Issuance of shares related to converted United Loan...............                 625                  (625)                     -
 Deferred compensation expense related to stock options and
 restricted stock, net ...........................................                   -                83,753                (83,753)

Amortization of deferred compensation ............................                   -                     -                 31,537
SAB 51 gain on subsidiary's issuance of shares....................                   -                53,765                      -
Issuance of shares related to acquisition of minority interest
 UPC France.......................................................                   -                13,000                      -

 Unrealized gain on investments...................................                   -                     -                      -
 Change in cumulative translation adjustments ....................                   -                     -                      -
  Net loss .......................................................                   -                     -                      -
Total comprehensive income (loss).................................                   -                     -                      -
                                                                     ------------------ --------------------- ----------------------
Balance, March 31, 2000...........................................             436,230             2,521,844                (99,641)
                                                                     ================== ===================== ======================

                                                                                           Other Cumulative
                                                                                            Comprehensive
                                                                        Accumulated             Income
                                                                          Deficit             (Loss) (1)               Total
                                                                     ----------------- ------------------------ -------------------
Balance, December 31, 1999........................................         (1,114,219)                 374,288           2,020,200
Issuance of shares related to converted United Loan...............                  -                        -                   -
 Deferred compensation
    expense related to
    stock options and restricted stock, net ......................                  -                        -                   -
 Amortization of deferred
    compensation .................................................                  -                        -              31,537
SAB 51 gain on subsidiary's issuance of shares....................                  -                        -              53,765
Issuance of shares related to acquisition of minority interest
 UPC France.......................................................                  -                        -              13,000
 Unrealized gain on
    investments...................................................                  -                   48,762              48,762
 Change in cumulative
     translation adjustments .....................................                  -                   36,101              36,101
  Net loss .......................................................           (467,371)                       -            (467,371)
                                                                                                                -------------------
Total comprehensive income (loss).................................                  -                        -            (382,508)
                                                                     ----------------- ------------------------ -------------------
Balance, March 31, 2000...........................................         (1,581,590)                 459,151           1,735,994
                                                                     ================= ======================== ===================


(1) As of December 31, 1999, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 4,023 and unrealized gain on investments of 370,265. As of March 31, 2000, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 40,124 and unrealized gain on investments of 419,027.

(2) As adjusted for the stock splits. The change in nominal value is reflected in the year ended December 31, 1999.

  The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate of 1 Euro to 2.20371 Dutch Guilders.

       The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED STATEMENTS OF
                  SHAREHOLDERS' EQUITY (Stated in thousands of
                   Euros, except share and per share amounts)
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                           -------------------------
                                                                                                Ended March 31,
                                                                                           -------------------------
                                                                                               2000         1999
                                                                                           -----------   -----------
Cash flows from operating activities:
Net loss...................................................................                  (467,371)      (63,773)
Adjustments to reconcile net loss to net cash flows
    from operating activities:
    Depreciation and amortization..........................................                   130,703        28,678
    Amortization of deferred financing costs...............................                     3,640           325
    Accretion of interest..................................................                    52,381         1,962
    Share in results of affiliated companies, net..........................                    21,215         9,199
    Compensation expense related to stock options..........................                    52,038        16,590
    Minority interests in subsidiaries.....................................                      (984)           35
    Exchange rate differences in loans.....................................                    91,051         3,927
    Other..................................................................                    (9,813)       (4,377)
    Changes in assets and liabilities:
       Increase in receivables.............................................                   (41,737)      (13,814)
       Decrease (increase) in inventories..................................                     6,436        (5,764)
       (Increase) decrease in other non-current assets.....................                   (18,580)           19
       Increase in other current liabilities...............................                   177,422        41,446
       (Increase) decrease in deferred taxes and other
         long-term liabilities.............................................                   (29,926)        5,590
                                                                                           -----------   -----------
Net cash flows from operating activities...................................                   (33,525)       20,043
                                                                                           -----------   -----------
Cash flows from investing activities:
Restricted cash deposited..................................................                         -       (24,407)
Investment in securities, net..............................................                   (44,538)            -
Investments in and advances to affiliated companies, net of repayments.....                  (304,275)       (3,250)
Capital expenditures.......................................................                  (253,202)      (56,354)
Acquisitions, net of cash acquired.........................................                (1,347,330)     (223,026)
Sale of affiliated companies...............................................                         -        16,648
                                                                                           -----------   -----------
Net cash flows from investing activities...................................                (1,949,345)     (290,389)
                                                                                           -----------   -----------
Cash flows from financing activities:
Proceeds from initial public offering, net.................................                         -     1,211,389
Proceeds from senior notes.................................................                 1,594,161             -
Proceeds from exercise of DIC option.......................................                         -        40,681
Proceeds from short-term borrowings........................................                   267,962         7,265
Proceeds from long-term borrowings.........................................                   139,491       342,560
Deferred financing costs...................................................                   (31,764)       (4,682)
Repayments of long-term and short-term borrowings..........................                  (297,298)     (770,575)
Repayments on note payable to shareholder..................................                         -       (71,442)
Repayments on short-term note..............................................                         -       (16,499)
                                                                                           -----------   -----------
Net cash flows from financing activities...................................                (1,672,552)      738,697
                                                                                           -----------   -----------
Effect of exchange rates on cash...........................................                       173           145
                                                                                           -----------   -----------
Net (decrease) increase in cash and cash equivalents.......................                  (310,145)      468,496
Cash and cash equivalents at beginning of period...........................                 1,025,460        13,419
                                                                                           -----------   -----------
Cash and cash equivalents at end of period.................................                   715,315       481,915
                                                                                           ===========   ===========

   The conversion of Dutch Guilder amounts to Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch
                                   Guilders.

       The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED STATEMENTS OF
                  CASH FLOWS (2) (Stated in thousands of Euros,
                       except share and per share amounts)
                                   (Unaudited)


                                                                                                For the Three Months
                                                                                                  Ended March 31,
                                                                                           ----------------------------
                                                                                                2000           1999
                                                                                           -------------    -----------
Non-cash investing and financing activities:
    Unrealized gain on investments.........................................                      48,762         66,806
                                                                                           =============    ===========
    Issuance of warrants...................................................                           -         29,223
                                                                                           =============    ===========

Supplemental cash flow disclosures:
    Cash paid for interest.................................................                    (123,110)       (26,150)
                                                                                           =============    ===========
    Cash received for interest.............................................                      34,134          1,878
                                                                                           =============    ===========

Significant acquisitions:
Acquisition of K&T Group (1):
    Property, plant and equipment..........................................                    (236,959)             -
    Investments in affiliated companies....................................                      (8,767)             -
    Goodwill...............................................................                    (822,326)             -
    Long-term liabilities..................................................                     234,457              -
    Net current liabilities................................................                       8,455              -
                                                                                           -------------    -----------
                                                                                               (825,140)             -
    Receivables acquired...................................................                    (221,148)             -
                                                                                           -------------    -----------
        Total cash paid....................................................                  (1,046,288)             -
                                                                                           =============    ===========

Acquisition of 49% of United Telekabel Holding N.V. (1):
    Property, plant and equipment..........................................                           -       (185,835)
    Investments in affiliated companies....................................                           -        (41,439)
    Goodwill...............................................................                           -       (227,190)
    Long-term liabilities..................................................                           -        214,613
    Net current liabilities................................................                           -          4,765
                                                                                           -------------    -----------
        Total cash paid....................................................                           -       (235,086)
        Cash acquired......................................................                           -         12,060
                                                                                           -------------    -----------
                                                                                                      -       (223,026)
                                                                                           =============    ===========

   The conversion of Dutch Guilder amounts to Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate of 1 Euro to 2.20371 Dutch Guilders.

       The accompanying notes are an integral part of these consolidated financial statements.

(1) These amounts are based on the preliminary purchase price allocation.

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000
                 (Monetary amounts stated in thousands of Euros,
                       except share and per share amounts)
                                   (Unaudited)

1.   Organization and Nature of Operations

     United Pan-Europe Communications N.V. ("UPC" or the "Company") was established as a joint venture for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, UnitedGlobalCom, Inc. ("United"), a Delaware corporation, and Philips Electronics N.V. ("Philips"), an N.V. in The Netherlands, contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. As a result of this transaction, United and Philips each owned a 50% economic and voting interest in UPC. On December 11, 1997, United acquired Philips' 50% interest in UPC, thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). In February 1999, UPC concluded an initial public offering. UPC's network footprint covers 16 countries in Europe and in Israel and offers communication services in many European countries through its business lines: cable television, telephone, internet/data services, direct-to-home ("DTH") and programming.

     The following chart presents a summary of the Company's significant investments in cable television, telephone, internet/data services, DTH and programming operations as of March 31, 2000:

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Austria:
         Telekabel Group ...........................................      95.0%
Belgium:
         UPC Belgium (formerly Radio Public N.V./S.A.) .............     100.0%
Czech Republic:
         KabelNet...................................................     100.0%
         Kabel Plus.................................................      99.9%
France:
         UPC France (1).............................................      92.0%
Germany:
         PrimaCom AG ( "Primacom ") (2).............................      25.1%
Hungary:
         UPC Magyarorszag (formerly Telekabel Hungary)..............     100.0%
         Monor Communications Group, Inc. ("Monor").................     97.14%
Ireland:
         Tara Televison Limited ("Tara")............................      80.0%
Israel:
         Tevel Israel International Communications Ltd. ("Tevel")...      46.6%
Malta:
         Melita Cable TV P.L.C. ("Melita")..........................      50.0%
The Netherlands:
         UPC Nederland (formerly United Telekabel Holding N.V.) (3).     100.0%
         Priority Telecom N.V. ("Priority Telecom").................     100.0%
         chello broadband N.V. ("chello")...........................     100.0%
         UPC Programming B.V. ("UPCtv").............................     100.0%
Norway:
         UPC Norge AS ("UPC Norge") (formerly Janco Multicom )......     100.0%
         ElTele Ostfold.............................................     100.0%
Poland:
         @Entertainment, Inc. ("@Entertainment")....................     100.0%
Romania:
         Eurosat....................................................      51.0%
         AST Romania (4)............................................      70.0%
Slovak Republic:
         Trnavatel..................................................      95.0%
         Kabeltel...................................................     100.0%
         UPC Slovensko s r.o. (formerly SKT spol s r.o.)............     100.0%
Spain:
         Iberian Programming Services ("IPS").......................      50.0%
         Munditelecom...............................................      51.0%
Sweden:
         StjarnTVnatet AB ("Stjarn")(Subsequent to March 31, 2000
           changed into UPC Sweden).................................     100.0%
United Kingdom:
         Xtra Music Ltd.............................................      41.0%
Other:
         SBS Broadcasting SA ("SBS")................................      23.5%

(1) Our investments in Mediareseaux, Videopole, Time Warner Cable France, RCF and Intercomm are held through UPC France.

(2) Our investment in Primacom was increased during the first quarter of 2000 to 25.1% and is being accounted for under the equity method of accounting. As of December 31, 1999 this investment was classified as an "other investment" and was accounted for under SFAS 115 as an available for sale investment.

(3) Our investments in GelreVision, A2000, K&T Group, Tebecai and Haarlem are held through UPC Nederland.

(4) Our investments in Multicanal Holdings, Control Cable Ventures, Diplomatic International and Selektronic are held through AST Romania.

2.   Summary of Significant Accounting Policies

Change in Reporting Currency to the Euro

     Effective December 31, 1999, UPC changed its reporting currency to the Euro. Prior to December 31, 1999, UPC's reporting currency was the Dutch guilder. On January 1, 1999, the exchange rate between the Dutch guilder and the Euro was fixed at 2.20371 Dutch guilders to 1 Euro. UPC has restated its prior year consolidated financial statements by retroactively applying the fixed exchange rate of 2.20371 to the Dutch guilder amount previously reported. The comparative financial statements reported in Euros depict the same trends as would have been presented if UPC had continued to present its financial statements in Dutch guilders.

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

     In management's opinion, all adjustments of a normal, recurring nature have been made which are necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. For a more complete understanding of the Company's financial position and results of operations see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

New Accounting Principles

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for UPC's first quarter 2001. The Company is currently assessing the effect of this new standard.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective for the second quarter of 2000. The Company has evaluated SAB 101 and believes there is no effect on the revenue recognition policies currently in place.

Reclassification

      Certain prior year amounts have been reclassified for comparability with the March 31, 2000 presentation.

3.   Acquisitions

United Telekabel Holding N.V.

     In February 1999, UPC acquired the remaining 49% of UTH which it did not already own from NUON for 235.1 million. In addition, UPC repaid NUON and assumed from NUON a 15.1 million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. Effective February 1, 1999, UPC began consolidating its investment in UTH.

StjarnTVnatet AB

     In July 1999, UPC acquired Stjarn, which operates cable television systems serving the greater Stockholm area, for a purchase price of USD397.0 million (371.1 million). USD100.0 million (93.5 million) of the purchase price was paid in the form of a one year note with interest at 8% per annum and the balance of the purchase price was paid in cash. Upon maturity of the note, UPC will have the option to pay the note in either cash or its shares. The Stjarn acquisition was structured as a purchase of shares of Stjarn's parent holding company, NBS Nordic Broadband Services AB ("NBS Nordic"). The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in Stjarn.

@Entertainment Inc.

     In August 1999, UPC acquired 100% of @Entertainment, Inc.
("@Entertainment") for a purchase price of USD807.0 million (750.7 million). The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in @Entertainment.

A2000

     In September 1999, UPC acquired, through UPC Nederland, the remaining 50% of A2000 that it did not already own for USD229.0 million (214.0 million), including the assumption of receivables from A2000 of approximately 12.2 million. The acquisition was accounted for under purchase accounting. As of September 1, 1999, UPC began consolidating its investment in A2000.

K&T Group

     In March 2000, UPC acquired K&T Group, the cable interests of N.V. ENECO, for a consideration of 1,046.3 million, including acquired receivables of approximately 221.1 million. The acquisition was accounted for under purchase accounting. Effective March 31, 2000, UPC began consolidating its investment in K&T Group.

     The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2000 and 1999 give effect to UPC's acquisitions of the remaining 49% of UTH, 100% of Stjarn, 100% of @Entertainment, the remaining 50% of A2000 and 100% of K&T Group as if they had occurred at the beginning of the period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The Company uses preliminary purchase price allocations when reporting the value of certain assets and liabilities acquired in business combinations. The Company finalizes such purchase price allocations within one year of consummating a business combination. Accordingly, the pro forma operating results reflect the usage of these preliminary purchase price allocations in addition to other currently available information and certain assumptions that management believes are reasonable.

                                               For the Three Months Ended              For the Three Months Ended
                                                     March 31, 2000                           March 31, 1999
                                        --------------------------------------- -------------------- ------------------
                                            Historical          Pro Forma           Historical          Pro Forma
                                        ------------------- ------------------- -------------------- ------------------

Service and other revenue...............           200,263              217,507               67,532            138,025
                                        =================== =================== ==================== ==================
Net loss................................          (467,371)            (516,539)             (63,773)          (197,840)
                                        =================== =================== ==================== ==================
Weighted-average number of
    ordinary shares outstanding........        435,608,107          435,608,107          322,187,433        341,807,738
                                        =================== =================== ==================== ==================
Basic and diluted net loss
     per ordinary share.................             (1.07)               (1.19)               (0.20)             (0.58)
                                        =================== =================== ==================== ==================

     The following acquisitions were also completed or agreed upon subsequent to December 31, 1999.

Tebecai Networken B.V. and Tebecai Telecom B.V.

      In February 2000, UPC acquired, through UPC Nederland, 100% of the shares of Tebecai Networken B.V. and Tebecai Telecom B.V. ("Tebecai"), for a purchase price of 62.2 million. Tebecai owns and operates cable networks in Zutphen, Doetinchem and the surrounding municipalities. The acquisition was accounted for under purchase accounting. Effective February 1, 2000, UPC Nederland began consolidating its investment in Tebecai.

Intercomm France Holding S.A.

      In February 2000, UPC acquired, through UPC France, Intercomm France Holding S.A. ("Intercomm") (a wholly-owned subsidiary of Intercomm Holdings, L.L.C.). UPC funded the acquisition with 36.0 million cash and shares in UPC France. Following the transaction, UPC controls 92% of its combined French entities with Intercomm Holdings LLC owning the remaining 8%. The acquisition was accounted for under purchase accounting. Effective March 1, 2000, UPC France began consolidating its investment in Intercomm.

ElTele 0stfold and Vestfold Systems

      In February 2000, UPC aquired 100% of the equity of ElTele 0stfold and Vestfold ("ETO") from the energy companies Fredrikstad Energi as, 0stfold Energiverk and Hafslund. UPC paid NKR 320.0 million (39.3 million) for the companies. Effective March 1, 2000, UPC began consolidating its investment in ETO.

SBS

      In February 2000, UPC acquired an additional 10.2% of SBS for 162.5 million, increasing its ownership to approximately 23.5%.

      On March 9, 2000, UPC announced its intention to commence a tender offer to acquire all the shares of SBS that it does not already own. The supervisory boards of both companies have approved the transaction. UPC has agreed to initiate an exchange offer to acquire SBS's shares at a per share price of USD40 in cash plus 0.57144 of a share of UPC's ordinary shares A, subject to adjustment. UPC will adjust the stock portion of the purchase price under certain circumstances so that SBS shareholders will receive not less than USD77.50 and not more than USD86.00 for each SBS share exchanged, based on UPC's average closing share price prevailing on the trading days ending shortly prior to making the exchange offer. UPC intends that all shares not purchased in the exchange offer will be converted into the right to receive the same cash and stock consideration as provided in the exchange offer in a second step transaction following consummation of the exchange offer. This transaction is subject to a number of conditions, including regulatory approval. See Note 14.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UPC Hungary

       In March 2000, UPC acquired the 20.75% minority stake held in UPC Hungary by the First Hungary Fund for 63.9 million in cash. This transaction allows UPC to assume 100% control of its Hungarian operations.

Kabel Haarlem B.V.

     In March 2000, UPC acquired 100% of the Haarlem cable network. UPC paid
62.2 million. Haarlem's cable network is located close to UPC Nederland's existing properties, thus facilitating the roll-out of UPC's triple play strategy in those areas. Effective March 31, 2000, UPC Nederland began consolidating its investment in Haarlem.

Agreement to Acquire Dattelkabel

     In March 2000, UPC signed a definitive agreement for the acquisition of 100% of the equity interest in Dattelkabel, a.s. from Nuon International Projects B.V. (a wholly owned subsidiary of Nuon, N.V.) Dattelkabel is a Prague-based cable TV operator. UPC is paying a price of 28.3 million for Dattelkabel including approximately 8.9 million of assumed debt. The transaction is subject to regulatory approval and is expected to close in May 2000.

Awards for Wireless Licenses

     In March 2000, UPC's wireless communications division, Priority Wireless, won two national licenses to build and operate Broadband Fixed Wireless Access networks in the 3.5 GHz band in Spain and Switzerland and regional 26 GHZ licenses in Geneva and Zurich. The Spanish license was awarded at no cost by the Ministry of Public Works and Telecommunications in a competitive tender based on technical and financial ability. Priority Wireless won the Swiss license for
95.2 million by competing in a public auction which was conducted over the internet on March 8, 2000, the first time ever that a wireless license has been sold by such a process. The benchmark auction was conducted by Ofcom, the Swiss regulator for telecommunications services.

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

                                                                            As of March 31, 2000
                                    ------------------------------------------------------------------------------------------------

                                       Investments in        Cumulative          Cumulative             Cumulative
                                       and Advances to       Dividends      Share in Results of        Translation
                                    Affiliated Companies      Received      Affiliated Companies       Adjustments           Total
                                    ------------------------------------------------------------------------------------------------
Tevel..............................             89,817           (5,500)                (14,646)           13,459           83,130
Melita.............................             12,699                -                      (7)              851           13,543
Xtra Music.........................             10,164                -                  (3,564)              576            7,176
IPS................................             10,065                -                   2,766             3,465           16,296
SBS................................            261,475                -                 (12,268)           14,669          263,876
Fox Kids Poland....................              7,171                -                    (260)              225            7,136
Twoj Styl..........................             10,023                -                     294               500           10,817
PrimaCom...........................            344,718                -                  (5,806)                -          338,912
Other, net.........................             23,539                -                  (2,223)            1,030           22,346
                                    -------------------  ---------------  ----------------------  ----------------  ---------------
Total..............................            769,671           (5,500)                (35,714)           34,775          763,232
                                    ===================  ===============  ======================  ================  ===============



5.   Other Investments

     Marketable Equity Securities of United, at Fair Value

     As of March 31, 2000, a subsidiary of UPC owned 5,569,240 shares of United's Class A Common shares with a fair market value of 434,998. The fair market value of the shares at December 31, 1999 was 390,881, resulting in an unrealized gain of 44,117 for the three months ended March 31, 2000.

     In September 1999, UPC agreed to form a 50 / 50 joint venture or a similar arrangement with Liberty Media Corporation to evaluate content and distribution opportunities in Europe. UPC may contribute its 5.6 million Class A common shares of United that it owns and Liberty may contribute its 9.8 million Class B common shares of United. In addition, Liberty is entitled to receive an approximately USD287.0 million (269.6 million) redeemable preferred interest in the venture to balance

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its ownership interests. Liberty has announced that it expects to assign 50% of its interest in the venture to Microsoft Corporation. Formation of the venture is still pending.

6.   Property, Plant and Equipment

                                                        March 31,   December 31,
                                                          2000          1999
                                                       ----------   -----------
Cable distribution networks.........................    2,031,151     1,523,871
Subscriber premises equipment and converters........      163,794       152,713
MMDS distribution facilities........................          547         7,997
DTH.................................................      103,003        70,775
Office equipment, furniture and fixtures............      117,468        71,712
Buildings and leasehold improvements................      170,533       143,868
Other...............................................      111,633       131,683
                                                       ----------   -----------
                                                       2,698,129      2,102,619
         Accumulated depreciation...................    (289,299)      (194,205)
                                                       ----------   -----------
         Property, plant and equipment, net.........    2,408,830     1,908,414
                                                       ==========   ===========


7.   Goodwill and Other Intangible Assets

                                                        March 31,   December 31,
                                                          2000          1999
                                                       ----------   -----------
@Entertainment......................................      973,209       929,956
UPC Nederland.......................................    1,667,826       758,962
Stjarn..............................................      441,566       427,927
Telekabel Group.....................................      176,694       176,694
UPC France..........................................      168,585       117,054
UPC Norge...........................................       84,987        84,874
Telekabel Hungary...................................      112,409        54,725
UPC ................................................       87,276        29,223
UPC Belgium.........................................       20,863        20,863
UPC Slovensko s r.o.................................       23,286        22,883
Kabel Plus..........................................       88,740        84,799
ElTele Ostfold......................................       27,916             -
Monor...............................................       21,976        24,268
Other...............................................       17,534        12,852
                                                       ----------   -----------
                                                        3,912,867     2,745,080
         Accumulated amortization...................    (182,319)     (133,667)
                                                       ----------   -----------
         Goodwill and other intangible assets, net..    3,730,548     2,611,413
                                                       ==========   ===========

8.   Short-Term Debt

Stjarn Facilities

     During the first quarter of 1999, the maturity of the Stjarn's facilities was extended to June 30, 2000. As of March 31, 2000, the balance outstanding on these facilities was 41.5 million.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A2000 Facility Refinancing

     In January 2000, UPC Netherlands (A2000) refinanced its existing bank facilities with a one year term-loan bridge facility ("New A2000 facilities") of
231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. The facilities are secured by mortgages and pledges, including pledges on A2000 Holding, Kabeltelevisie Amsterdam and A2000 Hilversum. The borrowers are restricted from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. These facilities bear an annual interest rate of EURIBOR +1.0%. The facilities expire in December 2000.


9.   Long-Term Debt


                                                           As of        As of
                                                         March 31,  December 31,
                                                          2000           1999
                                                        ---------   -----------
UPC 10.875% Euro Senior Notes due 2009..............      754,717       754,717
UPC 10.875% Euro Senior Notes due 2009..............      300,000       300,000
UPC 12.5% USD Senior Discount Notes due 2009........      451,821       419,123
UPC 13.375% USD Senior Discount Notes due 2009......      274,496       254,195
UPC 13.375% Euro Senior Discount Notes due 2009.....      105,550       102,207
UPC 10.875% USD Senior Notes due 2007...............      190,658       190,658
UPC 10.875% Euro Senior Notes due 2007..............      100,000       100,000
UPC 11.25% USD Senior Notes due 2009................      238,377       238,412
UPC 11.25% Euro Senior Notes due 2009...............      100,286       100,267
UPC 13.75% USD Senior Discount Notes due 2010.......      546,784             -
UPC 11.50% USD Senior Notes due 2010................      294,764             -
UPC 11.25% USD Senior Notes due 2010................      618,920             -
UPC 11.25% Euro Senior Notes due 2010...............      198,533             -
UPC Senior Credit Facility..........................      488,572       357,482
@Entertainment Notes................................      281,769       284,310
UPC Nederland Facilities............................      364,060       584,650
UPC France Facilities...............................      163,637       145,249
Other...............................................       91,536       122,431
                                                        ---------   -----------
                                                        5,564,480     3,953,701
         Less current portion.......................     (68,103)      (50,291)
                                                        ---------   -----------
         Total......................................    5,496,377     3,903,410
                                                        =========   ===========

January 2000 Senior Notes and Discount Notes Offering

     In January 2000, UPC closed a bond offering consisting of four tranches:
USD 300 million of senior notes due 2010 with an 11 1/2 % coupon; USD 600 million and Euro 200 million of senior notes due 2010 with an 11 1/4 coupon; and USD 1,000 aggregate principal amount 13 3/4 senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2 series into a fixed Euro coupon of 10% with a notional value of Euro 297 million until August 2008.

Stand by Facility

     By the end of March 2000, UPC closed a fully committed EUR 2 billion stand by revolving bank facility with one of its core banks. When drawn, the facility will bear interest of EURIBOR +5.0%, while an annual commitment fee of 0.50% is applicable over the undrawn amount. A drawing fee of 1.0% is applicable for each

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

drawing. The commitment expires December 31, 2000, and at that date the drawn portion can be renewed with an increase in the borrowing rate, to be repaid after 7 years from closing.

10.  Commitments and Contingencies

Satellite Transponder Capacity

     UPC has entered into an agreement for the long term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately USD114.0 million (118.6 million) payable in monthly installments based on capacity used.

Programming, Broadcast and Exhibition Rights

     @Entertainment has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its digital direct-to-home ("DTH") and cable systems. In connection with separating the distribution and programming segments of @Entertainment, UPC allocated certain commitments existing in the distribution business to programming. At March 31, 2000, @Entertainment had an aggregate minimum commitment in relation to these agreements of approximately USD202.5 million (210.6 million) over the next seven years, approximating USD42.6 million (44.3 million) for the remainder of 2000, USD53.7 million (55.8 million) in 2001, USD47.3 million (49.2 million) in 2002, USD30.3 million (31.5 million) in 2003 and USD28.6 million (29.7 million) in 2004 and thereafter.

Purchase Commitments

     As of March 31, 2000, @Entertainment had an aggregate minimum commitment toward the purchase of the DTH reception systems from Philips Business Electronics B.V. of approximately USD31.7 million (33.0 million) up to June 30, 2000.

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

11.  Shareholders' Equity

     At an extraordinary general meeting of shareholders in March 2000, the shareholders approved the amendment of UPC's Articles of Association to (i) split each ordinary share A, priority share, preference share A and preferred share B (as of December 31, 1999, with a nominal value of Euro2.00 each) into three shares with a nominal value of Euro1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of Euro0.02 each) into three shares with a nominal value of Euro0.01 each and (iii) pay up an amount of Euro145.2 million on account of the share premium reserve of the Company. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the share split from 3:1. The change in nominal value has been reflected in the consolidated statement of shareholders' equity as if it occurred at the beginning of 1999.

General

     The equity classifications and amounts as stated in these consolidated financial statements do not necessarily reflect the statutory equity of the Company, as the statutory equity is subject to Dutch generally accepted accounting principles. The statutory equity is the basis for any distributions to shareholders.

United Indenture

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As a subsidiary of United, the Company's activities are restricted by the covenants in United's indentures dated February 5, 1998 and April 29, 1999 (the "United Indentures"). The United Indentures generally limit the additional amount of debt that UPC or its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) may not exceed 7.0 times the borrower's consolidated operating cash flow; (ii) operating cash flow must exceed 1.75 times its consolidated interest expense; or (iii) may not exceed 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the United Indentures at the time of the borrowing. The United Indentures also restrict UPC's ability to make certain asset sales and certain payments. UPC has agreed with United that it will not take any action that would result in a breach of the United Indenture covenants. The maturity dates of the United Indentures are February 2008 and May 2009, respectively.

12.  Segment and Geographic Information

     The Company's business has historically been derived from its cable television segment. This service has been provided in various European countries where the Company owns and operates its systems. During 1997, the Company introduced internet/data services and during 1999 the Company introduced telephone services in several of its systems and began to develop its content and programming business. In August 1999, the Company acquired @Entertainment, which has a DTH business. In 1999, the Company began seperating its competitive local exchange carrier ("CLEC") business, which is included in the telephony segment.

     The Company evaluates performance and allocates resources at the geographic country level and by business line. The key operating performance criteria used in this evaluation include revenue growth and operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"). Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from the Company's operations from period to period and thus to value its business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The Company is not entirely unrestricted to use the cash represented by its Adjusted EBITDA. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

     A summary of the segment information by geographic area is as follows:


                                          Revenue for the Three Months Ended March 31, 2000
                              ----------------------------------------------------------------------------------------
                                 Cable                Internet/                        Corporate &   Inter-
                              Television   Telephony    Data     DTH     Programming      Other      company    Total
                              ----------   ---------- --------  -------  -----------   -----------   -------   -------
 The Netherlands:
   Corporate ...........            -            -         -         -         -              -          -          -
   UPCtv ...............            -            -         -         -       511              -          -        511
   chello ..............            -            -     5,431         -         -              -     (5,381)        50
   Priority Telecom ....            -          459         -         -         -              -          -        459
   Operating companies..       43,290       15,735     5,254         -         -              -          -     64,279
Austria ................       20,697        7,121     5,597         -         -              -          -     33,415
Belgium ................        3,644          278       812         -         -              -          -      4,734
Czech Republic .........        6,278          258         -         -         -          1,035          -      7,571
Norway .................       12,263          455       404         -         -              -          -     13,122
Hungary ................       11,766        5,299        58         -         -              -          -     17,123
France .................       14,080        1,875       409         -         -              -          -     16,364
Poland .................       17,258            -         -     9,610    14,238              -    (13,127)    27,979
Sweden .................        8,220            -       845         -         -              -          -      9,065
Other ..................        3,937        1,408         -         -         -            246          -      5,591
                           ----------   ----------  --------   -------  --------     ----------    -------    -------
  Total ................      141,433       32,888    18,810     9,610    14,749          1,281    (18,508)   200,263
                           ==========   ==========  ========   =======  ========     ==========    =======    =======

                                           Revenue for the Three Months Ended March 31, 1999
                            -------------------------------------------------------------------------------------
                               Cable                Internet/                       Corporate & Inter-
                            Television   Telephony    Data     DTH     Programming     Other    company    Total
                            ----------   ---------- --------  -------  ----------   ----------  -------   -------
 The Netherlands:
   Corporate ...........          -            -         -        -          -          790        -         790
   UPCtv ...............          -            -         -        -          -            -        -           -
   chello ..............          -            -       392        -          -            -     (392)          -
   Priority Telecom ....          -            -         -        -          -            -        -           -
   Operating companies..     14,854        3,192       301        -          -            -        -      18,347
Austria ................     19,796          111     2,109        -          -            -        -      22,016
Belgium ................      3,583            -       407        -          -            -        -       3,990
Czech Republic .........      1,016            -         -        -          -            -        -       1,016
Norway .................     10,927            3        85        -          -            -        -      11,015
Hungary ................      7,881            -        28        -          -            -        -       7,909
France .................      1,419            8         8        -          -            -        -       1,435
Poland .................          -            -         -        -          -            -        -           -
Sweden .................          -            -         -        -          -            -        -           -
Other ..................        837            -         -        -        177            -        -       1,015
                         ----------   ----------  --------  ------- ----------   ----------  -------     -------
  Total ................     60,313        3,314     3,330        -        177          790     (392)     67,532
                         ==========   ==========  ========  ======= ==========   ==========  =======     =======


                                       Adjusted EBITDA for the Three Months Ended March 31, 2000
                            ---------------------------------------------------------------------------
                               Cable                Internet/                      Corporate &
                            Television   Telephony    Data     DTH    Programming     Other     Total
                            ----------   ---------- --------  ------- -----------   ----------  -------
 The Netherlands:
   Corporate ...........          -            -         -        -          -      (22,701)   (22,701)
   UPCtv ...............          -            -         -        -     (7,647)           -     (7,647)
   chello ..............          -            -   (27,149)       -          -            -    (27,149)
   Priority Telecom ....          -       (1,529)        -        -          -            -     (1,529)
   Operating companies..     21,472      (10,450)   (5,279)       -          -            -      5,743
Austria ................     11,244       (1,569)      168        -          -            -      9,843
Belgium ................      1,461         (141)   (1,134)       -          -            -        186
Czech Republic .........        928           23         -        -          -          416      1,367
Norway .................      4,905       (2,824)     (849)       -          -            -      1,232
Hungary ................      3,644        2,940    (1,069)       -          -            -      5,515
France .................      1,517       (2,746)     (986)       -          -            -     (2,215)
Poland .................      1,072            -         -   (4,343)   (14,609)        (324)   (18,204)
Sweden .................      3,736         (705)   (2,086)       -          -            -        945
Other ..................      1,667       (1,385)   (1,699)       -        (64)      (1,310)    (2,791)
                         ----------   ----------  --------  ------- ----------   ----------    -------
  Total ................     51,646      (18,386)  (40,083)  (4,343)   (22,320)     (23,919)   (57,405)
                         ==========   ==========  ========  ======= ==========   ==========    =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                      Adjusted EBITDA for the Three Months Ended March 31, 1999
                            ---------------------------------------------------------------------------
                               Cable                Internet/                       Corporate
                            Television   Telephony    Data     DTH    Programming     Other     Total
                            ----------   ---------- --------  -------  ----------   ----------  -------
 The Netherlands:
   Corporate .........            -            -         -        -          -      (4,649)    (4,649)
   UPCtv .............            -            -         -        -       (538)          -       (538)
   chello ............            -            -    (5,242)       -          -           -     (5,242)
   Priority Telecom ..            -         (149)        -        -          -           -       (149)
   Operating companies        7,679         (921)     (489)       -          -           -      6,269
Austria ...........          11,270       (2,020)     (158)       -          -           -      9,092
Belgium ...........             987            -      (615)       -          -           -        372
Czech Republic ....            (218)           -         -        -          -           -       (218)
Norway ............           4,595       (1,449)   (1,114)       -          -           -      2,032
Hungary ...........           2,696            -        (2)       -          -           -      2,694
France ............              (5)        (959)     (457)       -          -           -     (1,421)
Poland ............               -            -         -        -          -           -          -
Sweden ............               -            -         -        -          -           -          -
Other .............             188            -         -        -     (1,858)       (228)    (1,898)
                         ----------   ----------  --------  ------- ----------   ---------     ------
  Total ...........          27,192       (5,498)   (8,077)       -     (2,396)     (4,877)     6,344
                         ==========   ==========  ========  ======= ==========   =========     ======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:



                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                                      2000              1999
                                                                   ---------         ---------
Adjusted EBITDA .............................................       (57,405)            6,344
Depreciation and amortization ...............................      (130,703)          (28,678)
Stock-based compensation ....................................       (52,038)          (16,590)
                                                              ------------------------------------
      Net operating loss ....................................      (240,146)          (38,924)
Interest income .............................................        33,768             2,229
Interest expense ............................................      (160,788)          (17,355)
Gain on sale of assets ......................................             -             6,637
Foreign exchange gain (loss) and other income (expense), net        (79,953)           (6,959)
                                                              ------------------------------------
      Net loss before income taxes and other items ..........      (447,119)          (54,372)
Share in results of affiliated companies, net ...............       (21,215)           (9,199)
Minority interests in subsidiaries ..........................           984               (35)
                                                              ------------------------------------
      Net loss before income tax benefit (expense) ..........      (467,350)          (63,606)
                                                              ====================================




                                                  Total Assets
                                         ------------------------------
                                            As of              As of
                                          March 31,        December 31,
                                            2000               1999
                                         -----------       -----------
 The Netherlands:
    Corporate...................         1,822,527          1,939,369
    UPCtv.......................            15,641             28,427
    chello......................            68,566             36,609
    Priority Telecom............            41,685              4,164
    Operating companies.........         2,813,659          1,526,945
Austria.........................           404,368            354,120
Belgium.........................            49,325             47,528
Czech Republic..................           179,772            158,812
Norway..........................           330,072            243,451
Hungary ........................           188,208            214,108
France..........................           781,923            495,673
Poland..........................         1,277,596          1,211,373
Sweden..........................           481,838            471,944
Other ..........................           133,285             76,740
                                        ----------         ----------
  Total ........................         8,588,465          6,809,263
                                        ==========         ==========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.  Comprehensive Income (Loss)


     The components of total comprehensive income (loss) are as follows:

                                                    For the Three Months Ended
                                                    --------------------------
                                                             March 31,
                                                    --------------------------
                                                          2000        1999
                                                    --------------------------
Net loss ..........................................   (467,371)    (63,773)
Other comprehensive income:
    Change in cumulative translation adjustments ..     36,101       4,620
    Change in unrealized gain on investments.......     48,762      66,806
                                                    --------------------------
          Total comprehensive income (loss) .......   (382,508)      7,653
                                                    ==========================

14.  Subsequent Events

UPC France Refinancing

     On April 7, 2000 Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a Euro 250 million Bridge Facility of which Euro 120 million was drawn in April 2000. The refinancing of the Rhone Vision Cable Credit Facility with this facility is still under investigation. Availability is subject to revenues and debt to equity ratios. In general, this facility restricts the payment of dividends and distributions.

Agreement to Amend SBS Exchange Offer Agreement

     In April 2000, UPC and SBS amended the Exchange Offer Agreement such that in the event UPC's average closing share prices for a randomly selected ten days immediately prior to the scheduled commencement of the exchange offer were not to be in excess of the originally specified level, which currently equates to USD49.00 per share, UPC would have the right to terminate the Exchange Offer Agreement prior to commencing the offer.

     On May 12, 2000, UPC filed a registration statement on Form S-4 with respect to the exchange offer for SBS shares.

Agreement to Acquire an Interest in EWT/TSS Group

     In April 2000, UPC announced that, through its subsidiary UPC Germany GmbH ("UPC Germany"), it will acquire 100% of EWT/TSS Group ("EWT/TSS"). The consideration for the acquisition of EWT/TSS will be a mixture of 25% cash and 75% stock in UPC Germany. The cash portion is expected to be approximately 237.2 million. EWT/TSS is headquartered in Augsburg, Germany.

Agreement to Acquire Cignal Global Communications

     In April 2000, Priority Telecom, announced that it has signed a Memorandum of Understanding to acquire Cignal Global Communications, a US based provider of global network services. In a stock-based deal, Priority Telecom is acquiring 100% of Cignal in exchange for a 16% interest in Priority Telecom.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
     of Operations
     -------------

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to finance and complete announced transactions and to manage and grow our newer telephone and Internet/data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the three months ended March 31, 2000 and March 31, 1999, as restated to include Ibercom, Inc. for all periods in which its operations were part of United's consolidated results, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

                                  Introduction

     Our network footprint covers 16 countries in Europe and Israel. We provide communications services in many European countries through our business lines: cable television, telephone, internet/data services, DTH and programming. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. We intend to continue to increase our presence in the European market through acquisitions as the European telecommunications market consolidates, and to implement our branded package of video, voice and internet/data product offerings in systems we acquire.

     UPC commenced its present business in July 1995. Most of our operating systems have provided video services for a long time. During late 1997, we introduced internet/data services as a product offering in our consolidated systems. During 1998, we began the development of several other new businesses including chello broadband, Priority Telecom and UPCtv. During 1998, the internet/data service business and telephone business were developed at both local country operating companies and at the corporate Pan-European level. In 1999, we began development of our CLEC business.

                                   Aquisitions

     Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures. The following table summarizes our larger acquisitions during 1999 and the first quarter of 2000.

                                            Interest                                      Closing           Purchase
Operating Companies                         Acquired           Location                    Date               Price
                                                                                                       (millions of euro)
--------------------------------------      --------    -----------------------      ----------------  ------------------
UTH (1)...............................         49%          The Netherlands            February 1999           235.1
Gelrevision...........................        100%          The Netherlands              June 1999             106.1
SBS...................................        13.3%          Pan-European            July/August 1999           93.0
                                              10.2%          Pan-European              February 2000           162.5
Stjarn................................        100%              Sweden                   July 1999             371.1
Videopole.............................        100%              France                  August 1999            126.8
Time Warner Cable France..............        100%              France                  August 1999             80.3
@Entertainment........................        100%              Poland                  August 1999            750.7
A2000 (2).............................         50%          The Netherlands           September 1999           201.8
Kabel Plus............................        94.6%      Czech/Slovak Republics        October 1999            141.9
Primacom AG...........................        25.1%             Germany         December 1999-March 2000       344.2
Intercomm.............................        100%              France                 February 2000           100.0
Tebecai...............................        100%          The Netherlands            February 2000            62.9
ElTele Osfold / Vesfold...............        100%              Norway                  March 2000              39.3
Kabel Haarlem B.V.....................        100%          The Netherlands             March 2000              62.2
Eneco K&T Group.......................        100%          The Netherlands             March 2000           1,046.3
UPC Magyaroszag (3)...................      20.75%              Hungary                 March 2000              63.9


(1)  We acquired the 49% of UTH which we did not already own.
(2)  We acquired the 50% of A2000 which we did not already own.
(3)  We acquired the 20.75% of UPC Magyaroszag which we did not already own.

                  Acquisitions during First Quarter of 2000.

Acquisition of Intercomm France

     In February 2000, our subsidiary, UPC France, acquired Intercomm France ("Intercomm") from Intercomm Holdings. This acquisition adds approximately 550,000 franchise homes to our cable footprint in France making UPC the 4th largest French cable operator with over 1.8 million franchise homes, more than 1 million homes passed and approximately 400,000 cable subscribers. Over 400,000 of Intercomm's homes are located close to a number of the properties acquired by us in our recent purchase of the Reseaux Cables de France and Videopole networks, thus facilitating the roll-out of our triple play strategy in those areas. We funded this acquisition with a Euro 36 million cash payment and 8% of the shares in UPC France.

Acquisition of Tebecai Networken B.V. and Tebecai Telecom B.V.

     In February 2000, we acquired Tebecai Netwerken B.V. and Tebecai Telecom B.V. ("Tebecai"), a cable system based in the east of Holland. Tebecai owns and operates cable networks in Zutphen, Doetinchem and the surrounding municipalities. The company has approximately 78,000 basic cable television subscribers and 2,800 internet subscribers. Tebecai's network is fully upgraded and 80% two-way capable. The Tebecai transaction continues our strategy of acquiring cable systems which sit adjacent to our existing operations.

Acquisition of ElTele 0stfold and Vestfold

     In February 2000, we acquired 100% of the equity of ElTele 0stfold and Vestfold from the energy companies Fredrikstad Energi as, 0stfold Energiverk and Hafslund. ElTele 0stfold and Vestfold currently have approximately 300 kilometers of fibre and approximately 125 business customers between them and are among the leading providers of broadband services to business customers in the 0stfold, Vestfold, Telemark and Buskerud regions of Norway. The business activities of the companies will be incorporated into UPC's Priority CLEC division while the infrastructure will be managed by UPC Norway and used to service both business and residential customers. As a result of the acquisition, UPC also acquired a 26 GHz spectrum in Norway.

Acquisition of UPC Hungary Minority Interest

     In March 2000, UPC acquired the 20.75 minority stake held in UPC Hungary by the First Hungary Fund for 63.9 million in cash. This transaction allows UPC to assume 100% control of its Hungarian operations.

Acquisition of Kabel Haarlem B.V.

     In March 2000, we acquired the Haarlem cable network in The Netherlands. We will now seek to introduce our cable telephone and high speed Internet services to subscribers of the Haarlem cable network as quickly as possible. We will also introduce our digital set-top computer to subscribers of the network in the fourth quarter of 2000, making Haarlem the second city in the Netherlands to enjoy new digital services.

Acquisition of Eneco K&T Group

     In March 2000, we acquired the Eneco K&T Group ("K&T"). K&T owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities. With approximately 610,000 homes passed, K&T has some 590,000 basic cable television subscribers and over 6,000 broadband Internet subscribers. K&T's network is substantially upgraded and, with 85% of the network two-way capable, we are ready to offer most of these customers interactive broadband services. In addition, K&T's glass fibre ring which covers an area of approximately 100km around The Hague, offers us the opportunity to quickly roll out internet/data and telephone services and rapidly build its base of business subscribers in The Netherlands.

Formation of Programming Joint Venture with MTV Networks Europe

     In March 2000, UPCtv and MTV Networks Europe formed a 50/50 joint venture partnership which will produce and distribute two new 24-hour music channels specifically targeted at the Polish marketplace: MTV Polska, and VH1 Polska. In addition, the company will be responsible for creation and distribution of related MTV and VH1 branded web-sites, and will act as distribution agent in Poland for MTV Networks Europe's digital channel portfolio, including M2, MTV Extra, MTV Base and VHI Classic. Both MTV Polska and VH1 Polska will be distributed via the UPC-owned Wizja TV DTH and PTK cable platforms and via other cable operators.

Awards for Wireless Licenses

     In March 2000, our wireless communications division, Priority Wireless, won two national licenses to build and operate Broadband Fixed Wireless Access networks in the 3.5 GHz band in Spain and Switzerland. In addition, we were awarded regional 26GHz licenses in Geneva and Zurich. The Spanish license was awarded at no cost by the Ministry of Public Works and Telecommunications in a competitive tender based on technical and financial ability. Priority Wireless won the Swiss licence for 95.2 million by competing in a public auction which was conducted over the internet on March 8, 2000, the first time ever that a wireless license has been sold by such a process. The benchmark auction was conducted by Ofcom, the Swiss regulator for telecommunications services.

Acquisition of UPC Magyaroszag Minority

     In March 2000, UPC acquired the 20.75% minority stake held in UPC Masyaroszag by the First Hungary Fund for 63.9 million in cash. This transaction allows UPC to assume 100% control of its Hungarian operations.

SBS Tender Offer

     On March 9, 2000 we entered into an Exchange Offer Agreement for a tender offer to acquire all the shares of SBS that we do not already own. SBS owns and operates television and radio broadcasting stations in Scandinavia and other European markets. SBS currently owns and operates television stations that broadcast into Norway, Sweden, Denmark, Flemish Belgium and The Netherlands, and together with two European partners, operates the first national private television network in Hungary. Additionally, SBS owns a minority interest in a national television network in Italy, operates a television station in Slovenia under the terms of a management and funding agreement and owns 50% of a Swiss company which in March 1999 was awarded a national terrestrial broadcasting license to broadcast in Switzerland. SBS also owns and operates radio stations, which broadcast in Denmark, Sweden and Finland.

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

     Subsequent to March 9, 2000 there was the occurrence of a "Trigger Event", as defined in the Exchange Offer Agreement, occasioned by the recent decline in our share price. We have elected not to terminate the Exchange Offer Agreement dated March 9, 2000. We have agreed to amend the Exchange Offer Agreement such that in the event that our average closing share prices for a randomly selected ten days in the twenty days immediately prior to the scheduled commencement of the exchange offer were not to be in excess of the originally specified level, which currently equates to USD49.00 per share, we would have the right to terminate the Exchange Offer Agreement prior to commencing the offer.

     On May 12, 2000, UPC filed a registration statement on Form S-4 with respect to the tender offer for SBS shares.


Agreement to Acquire Dattelkabel

     In March 2000, we signed a definitive agreement for the acquisition of 100% of the equity interest in Dattelkabel, a.s. from Nuon International Projects B.V. (a wholly owned subsidiary of Nuon, N.V.). Dattelkabel is a Prague-based cable TV operator which is expected to have around 120,600 homes passed and 58,500 basic cable TV subscribers at the time of closing of this transaction. Dattelkabel also has around 550 residential and business broadband internet customers. Its network has been fully upgraded to 862 MHz standard, with over 94% of homes passed capable of receiving two-way signals.

     The purchase price is 28.3 million for Dattelkabel, including approximately
8.9 million of assumed debt. The transaction is subject to regulatory approval and is expected to close in May 2000.


           Acquisitions Pending or Closed Subsequent to March 31, 2000

     Subsequent to March 31, 2000, we have announced or closed the following transactions.

Agreement to Acquire an Interest in EWT/TSS Group

     In April 2000, we announced that, through our subsidiary UPC Germany GmbH ("UPC Germany"), we will acquire 100% of EWT/TSS Group ("EWT/TSS"). The consideration for the acquisition of EWT/TSS will be a combination of 25% cash and 75% stock in UPC Germany. After completion of the transaction, the Stritzl family, who currently run the company, will retain significant influence on the operations of the EWT/TSS group by becoming a large minority shareholder in UPC Germany.

     EWT is the fourth largest independent German broadband cable operator and has approximately 1.1 million homes passed and 650,000 subscribers in Germany. The company offers broadband cable video and Internet access services and has commenced cable telephone services in Berlin. EWT/TSS is headquartered in Augsburg, Germany.

Agreement to Acquire in Cignal Global Communications

     In April 2000, Priority Telecom, announced that it has signed a Memorandum of Understanding to acquire Cignal Global Communications, a US based provider of global network services. In a stock-based deal, Priority Telecom is acquiring 100% of Cignal in exchange for a 16% interest in Priority Telecom.

     The networks will combine Cignal's seven Gbps of long-haul capacity connecting Europe, The Americas and Asia with Priority Telecom's access to 12,000+ kms of local loop fibre in key European cities including Oslo, Stockholm, Amsterdam, Rotterdam, Brussels, Vienna, Prague and Budapest. The combined companies currently operate in 18 markets providing access to approximately 750,000 businesses, and will market a wide range of products and services including broadband data, private IP networking, ATM, hosting, leased line and voice services.

Award of Wireless License in Finland

     In April 2000, Priority Wireless secured another broadband fixed wireless access license, in Finland. The Finnish license is a 26 GHz Broadband Fixed Wireless Access license which covers the nine most populous regions in Finland, including the capital Helsinki. The license was granted at no cost by Finland's regulatory authority, the Telecommunications Administration Centre, following a rigorous process based on technical and financial ability.

Agreement to Develop Programming

     In April 2000, we announced the launch of a new channel in association with Buena-Vista International ("BVI"), a division of Disney Television, and Sony Pictures Entertainment ("SPE") to offer a 24 hour premium movie channel in The Netherlands and Belgium. The channel, to be called CineNova, will show both new and library film content from Hollywood and around the world including BVI, Columbia, Tristar and Touchstone Pictures and will be transmitted over our cable networks in both countries as well as those of MediaCabel and

Casema. The channel will launch in May 2000 in The Netherlands and be available in Belgium as from September 2000. We will have a 10% stake in the new venture, while BVI and SPE will each take a 45% stake.


                                Adjusted EBITDA

     Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA represents earnings before net interest expense, income tax expense, depreciation, amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely unrestricted to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

     The introduction of telephone services and internet/data services had a significant negative impact on operating income (loss) and Adjusted EBITDA during 1999. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against the incumbent operator. This negative impact is expected to decline. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur.

     Stock-based compensation expense results from our stock option and phantom stock option plans. Prior to our initial public offering, our stock option plan required variable plan accounting. Under variable plan accounting, increases in the fair market value of our shares result in compensation charges that are expensed for vested options. Decreases in fair market value would result in compensation credits. A compensation charge is generally a non-cash expense. Following our initial public offering, our stock option plan no longer requires variable plan accounting, however, our phantom stock option plan and the chello plans continue to require variable plan accounting.

     We currently classify our business into six segments, comprised of 1) cable television, 2) telephone (Priority Telecom and UPC affiliates), 3) internet/data (chello and UPC affiliates), 4) DTH, 5) programming and 6) corporate and other. Included in the telephone segment is our CLEC, which we began separating in 1999. The following table presents an overview of our revenue and Adjusted EBITDA by segment for the three months ended March 31, 2000 and 1999.

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                  2000                1999
                                            --------------       --------------
                                                      (Euros, in thousands)
Revenue:
Cable ..................................         141,433              60,313
Telephone ..............................          32,888               3,314
Internet/data ..........................          18,810               3,330
DTH ....................................           9,610                   -
Programming ............................          14,749                 177
Corporate and Other ....................           1,281                 790
Intercompany ...........................         (18,508)               (392)
                                            --------------       --------------
                                                 200,263              67,532
                                            ==============       ==============

Adjusted EBITDA:
Cable ..................................          51,646              27,192
Telephone ..............................         (18,386)             (5,498)
Internet/data ..........................         (40,083)             (8,077)
DTH ....................................          (4,343)                  -
Programming ............................         (22,320)             (2,396)
Corporate and Other ....................         (23,919)             (4,877)
                                            --------------       --------------
                                                 (57,405)              6,344
                                            ==============       ==============


                           Overview of Our Activities

     To date, our primary source of revenue has been video entertainment services. For the three months ended March 31, 2000 and 1999, our video services accounted for approximately 70.6% and 89.3%, respectively, of our consolidated revenues. We believe that an increasing percentage of our future revenues will come from telephone and internet/data services. Within a decade, video services could account for half of our total revenue, as our revenue from other services continue to increases. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Our capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect.

     We believe that our new services will continue to have a negative impact on our operating income and EBITDA due to the one-time costs associated with obtaining customers. We have defined these costs as "customer acquisition costs" and have begun to track these costs. Customer acquisition costs consist of sales commissions and call for action type advertising.

                                Cable Television

     Our operating systems generally offer a range of video service subscription packages including a basic tier, which typically includes 26 to 32 channels, and an expanded basic tier, which typically includes 6 to 13 additional channels. In some systems, we also offer mini-tiers, premium programming, which typically includes 2 channels, and pay-per-view programming, which includes 5 to 10 channels.

     Historically, video services revenue has increased as a result of:

 .    acquisitions of systems,

 .    subscriber growth from both well established and developing systems and

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

Costs of Operations

     Video services operating costs include the direct costs of programming, franchise fees and operating expenses necessary to provide the service to the subscriber. Direct costs of programming are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Franchise fees, where applicable, are generally based upon a percentage of revenue and typically range from 3% to 5% in Belgium and are approximately 13.5% in Austria. Other direct operating expenses include operating personnel, service vehicles, maintenance and plant electricity.

     Selling, general and administrative expenses include personnel-related costs, marketing, sales and commissions, legal and accounting, office facilities and other overhead costs.

Results of Operations - Cable Television

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three months ended March 31, 2000 and 1999.

                                                     For the Three Months Ended March 31,
                                                     ------------------------------------
                                                               2000           1999
                                                     ------------------------------------
                                                              (Euros, in thousands)
Service and other revenue .....................             141,433               60,313
Operating expense .............................             (57,304)             (19,974)
Selling, general and administrative expense ...             (32,483)             (13,147)
                                                     ---------------      ---------------
                                                             51,646               27,192
Adjustments:
Stock-based compensation expense ..............                   -                    -
                                                     ---------------      ---------------

Adjusted EBITDA ...............................              51,646               27,192
                                                     ===============      ===============

As a percentage of revenue:
Operating expense .............................               -40.5%               -33.1%
                                                     ===============      ===============
Selling, general and administrative expense ...               -23.0%               -21.8%
                                                     ===============      ===============
Adjusted EBITDA ...............................                36.5%                45.1%
                                                     ===============      ===============

Revenue - Cable Television

     During the three months ended March 31, 2000, our cable television revenue increased 81.1 million to 141.4 million from 60.3 million for the three months ended March 31, 1999, a 134.5% increase. The increase in cable television revenue resulted primarily from our acquisitions, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television revenue attributable to acquisitions totaled
72.0 million, or 88.8% of the total increase. Of this increase, acquisitions in The Netherlands represent 38.9%, acquisitions in France represent 15.3%, the acquisition in Poland represents 24.0% and the acquisition in Sweden represents 10.0%. The remaining increase in cable television revenue came from subscriber growth and increased revenue per subscriber.

Operating Expense - Cable Television

     During the three months ended March 31, 2000, our cable television operating expense increased 37.3 million to 57.3 million from 20.0 million for the three months ended March 31, 1999, a 186.5% increase. The increase in cable television operating expense primarily relates to our acquisitions, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television operating expense attributable to acquisitions totaled 39.1 million, or 104.8% of the increase. Of this increase, acquisitions in The Netherlands represents 7.7%, acquisitions in France represent 17.9%, the acquisition in Poland represents 50.5% and the acquisition in Sweden represents 5.9%. The increase in cable television operating expense related to new acquisitions was partially offset by decreased operating expense from our existing systems.

     As a percentage of revenue, operating expense increased 7.4% from 33.1% for the three months ended March 31, 1999 to 40.5% for the three months ended March 31, 2000. This 22.4% increase is primarily due to higher operating costs as a percentage of revenue for systems we acquired during 1999. We expect to reduce this percentage in future years through revenue growth and operating efficiencies.

Selling, General and Administrative Expense - Cable Television

     During the three months ended March 31, 2000, our cable television SG&A expense increased 19.4 million to 32.5 million from 13.1 million for the three months ended March 31, 1999, a 148.1% increase. The increase in cable television SG&A expense primarily relates to our acquisitions, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television SG&A expense attributable to acquisitions totaled 15.5 million, or 79.5% of the total increase. Of this increase, acquisitions in The Netherlands represent 13.4% the acquisition in Poland represent 78.1%. Management expects that as the new acquisitions are integrated, these costs as a proportion of net revenues will trend downwards.

                                    Telephone

     We began to offer cable telephone services in July 1997, through our equity investment in A2000. We currently offer local cable telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. Priority Telecom launched its service on a trial basis in Vienna in November 1998 and in February 1999 launched its business and residential services. Our Priority Telecom service was officially launched in an area of UPC France in March 1999, UPC Norge in April 1999, and a part of UPC Nederland's service area in May 1999. We also provide national and international long distance voice telephone services. In addition to our cable telephone operations, our Monor system in Hungary offers traditional telephone services.

      Our operating systems offer a full complement of telephone services, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

     We believe that our networks and facilities provide the opportunity for cost-effective access to potential business telephone customers and an excellent starting point for expanding our CLEC business within the UPC footprint. Priority Telecom has further expanded it's Pan-European CLEC network via recent acquisitions of networks in Spain and Norway. Priority Telecom is positioned as UPC's Pan-European CLEC. This position will be established via both organic growth and acquisitions. In the business market Priority Telecom offers product packages of traditional voice telephone and IP Data services to the small and medium sized business customers. For the large segment, tailor-made solutions are currently offered in the Netherlands and Priority Telecom aims at marketing these solutions on a Pan-European scale.

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

Costs of Operations

     Our telephone cost of operations include interconnection costs, number portability fees, network operations, customer operations and customer care. Interconnection costs are variable based upon usage as determined through negotiated interconnection agreements.

     Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs. Customer acquisition costs consist of sales commissions and call-for-action type advertising.

Results of Operations - Telephone

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three months ended March 31, 2000 and 1999.

                                                     For the Three Months Ended March 31,
                                                     ------------------------------------
                                                              2000          1999
                                                     ------------------------------------
                                                             (Euros, in thousands)
Service and other revenue ......................             32,888                3,314
Operating expense ..............................            (27,320)              (3,755)
Selling, general and administrative expense ....            (26,190)              (6,243)
                                                     ---------------      ---------------
                                                            (20,622)              (6,684)
Adjustments:
Stock-based compensation expense ...............              2,236                1,186
                                                     ---------------      ---------------

Adjusted EBITDA ................................            (18,386)              (5,498)
                                                     ===============      ===============

As a percentage of revenue:
Operating expense ..............................              -83.1%              -113.3%
                                                     ===============      ===============
Selling, general and administrative expense ....              -79.6%              -188.4%
                                                     ===============      ===============
Adjusted EBITDA ................................              -55.9%              -165.9%
                                                     ===============      ===============

Revenue - Telephone

     During the three months ended March 31, 2000, our telephone revenue increased 29.6 million to 32.9 million from 3.3 million for the three months ended March 31, 1999, a 897.0% increase. During 1999, we launched local telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we began consolidating effective September 1, 1999, had an existing telephone service from July 1997. We acquired Monor in late December 1999, and began consolidating its operations effective January 1, 2000.

Operating Expense - Telephone

     During the three months ended March 31, 2000, our telephone operating expense increased 23.5 million to 27.3 million from 3.8 million for the three months ended March 31, 1999, a 618.4% increase. During 1999, we launched local telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we began consolidating effective September 1, 1999, had an existing telephone service from July 1997. We acquired Monor in late December 1999, and began consolidating its operations effective January 1, 2000

Selling, General and Administrative Expense - Telephone

     During the three months ended March 31, 2000, our telephone SG&A expense increased 20.0 million to 26.2 million from 6.2 million for the three months ended March 31, 1999, a 322.6% increase. Telephone SG&A expense for the three months ended March 31, 2000 increased primarily due to the launch during 1999 of local telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, during the three months ended March 31, 2000, we continued to incur costs related to the development of the Priority Telecom brand.


                                  Internet/data

Services

     We are in the early stages of executing our internet/data business, and the profitability of both the internet as a mass market delivery vehicle and our business is unproven. Our expansion plans contemplate geographic coverage across several continents, with locally tailored content and products and services in multiple languages. We operate our internet/data business internationally through chello broadband and locally through our local operating companies.

     chello launched its service in April 1999, and provides high-speed internet access and local portal and integrated broadband content to our local operating companies and non-affiliated operating companies through franchise agreements. Under the franchise agreements, chello provides our affiliates and non-affiliated local operators with high-speed connectivity through AORTA, caching, local language broadband portals, and marketing support for a fee based upon a percentage of subscription and installation revenue. In the future the franchise agreements further provide that the local operator will receive a percentage of the revenue from chello generated e-commerce and advertising.

     Our local operating companies manage the local network including the upgrade, management and maintenance, sales and training, customer support and service, installation and cost of customer premise equipment. During 1999, substantially all of chello's revenues were subscription-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the chello service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets.

     We have commercially launched or trial launched our services in eight markets, five of which are our subsidiaries. In these markets we offer high-speed internet access and local language portals that integrate multi-media, locally relevant content and services specially designed for the broadband environment.

Pricing

     To date, virtually all of our revenues have been derived from monthly subscription fees of which chello receives approximately 40% for its service. Most local operators have chosen to waive installation charges. In the future, we expect to generate revenues from advertising and e-commerce as we develop our portals and our digital set-top computer services. Currently, our services are offered to residential subscribers at flat subscription fees ranging from 27 to 40 per month, including VAT. Our flat fee is designed to be generally lower than the costs associated with dial-up internet access, including the access fees and phone charges with dial-up access. For business subscribers to services other than our standard broadband internet access services, we generally agree pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

Cost of Operations

     Our operating expenses consist primarily of leased-line and network development and management costs associated with AORTA and our network generally. Additional costs of operations include portal design and development, local connectivity costs, and help desk and customer care costs. Stock-based compensation expenses related to personnel directly working in operations are also a part of our operating expense.

     Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead. Customer acquisition costs include commissions and call-for-action type advertising.

Results of Operations - Internet/data

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three months ended March 31, 2000 and March 31, 1999.

                                                                         For the Three Months Ended March 31,
                                                     ------------------------------------------------------------------------------
                                                                    2000                                      1999
                                                     ------------------------------------------------------------------------------
                                                                                 (Euros, in thousands)
                                                       Affiliates             chello             Affiliates             chello
                                                     ---------------      ---------------      ---------------      ---------------
Service and other revenue (1)..................               13,379                5,431               2,938                  392
Operating expense .............................              (16,713)             (19,429)             (2,885)              (1,910)
Selling, general and administrative expense ...               (9,600)             (34,089)             (2,888)              (4,089)
                                                     ---------------      ---------------      ---------------      ---------------
                                                             (12,934)             (48,087)             (2,835)              (5,607)
Adjustments:
Stock-based compensation expense ..............                   --               20,938                  --                  365
                                                     ---------------      ---------------      ---------------      ---------------

Adjusted EBITDA ...............................              (12,934)             (27,149)             (2,835)              (5,242)
                                                     ===============      ===============      ===============      ===============

As a percentage of revenue:
Operating expense .............................              -124.9%              -357.7%               -98.2%              -487.2%
                                                     ===============      ===============      ===============      ===============
Selling, general and administrative expense ...               -71.8%              -627.7%               -98.3%            -1,043.1%
                                                     ===============      ===============      ===============      ===============
Adjusted EBITDA ...............................               -96.7%              -499.9%               -96.6%            -1,337.2%
                                                     ===============      ===============      ===============      ===============

(1) Affiliate revenue and operating expenses are net of intercompany transactions with chello.

Revenue - Internet/data

     During the three months ended March 31, 2000, our internet/data revenue increased 15.5 million to 18.8 million from 3.3 million for the three months ended March 31, 1999, a 469.7% increase. The increase in internet/data revenue is primarily due to the launch of residential and business cable-modem high-speed internet access services, branded chello broadband in April 1999. During the second quarter of 1999, we launched chello broadband on the upgraded portion of our networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway. We launched chello broadband in our A2000 system and in Sweden in the fourth quarter of 1999.

     Internet/data revenue for the three months ended March 31, 2000 and 1999, includes 5.4 million and 0.4 of intercompany revenues, which are eliminated in our consolidated operating results.

Operating Expense - Internet/data

     During the three months ended March 31, 2000, our internet/data operating expense increased 31.3 million to 36.1 million from 4.8 million for the three months ended March 31, 1999, a 652.1% increase. The increase is primarily due to the launch of residential and business cable-modem high-speed internet access services, branded as chello broadband in April 1999. Included in the internet/data operating expense for the three months ended March 31, 2000 is 3.1 million of stock-based compensation expense compared to nil for the three months ended March 31, 1999.

Selling, General and Administrative Expense - Internet/data

     During the three months ended March 31, 2000, our internet/data SG&A expense increased 36.7 million to 43.7 million from 7.0 million for the three months ended March 31, 1999, a 524.3% increase. Included in the internet/data SG&A expense for the three months ended March 31, 2000 is 17.8 million of stock-based compensation expense, compared to 0.4 million for the three months ended March 31, 1999. The increase in SG&A expense is also attributable to the launch of residential and business cable-modem high-speed internet access services, branded as chello broadband in April 1999.

                                       DTH

     Through the acquisition of @Entertainment in August 1999, we have obtained a DTH platform serving the Polish market place. Prior to the acquisition of @ Entertainment we had no DTH activities. Subsequent to our acquisition of @Entertainment we began to restructure the Polish DTH and programming business by separating them into two business lines. We have incurred significant start-up and restructuring costs in this endeavor. The DTH platform will be extended outside of Poland in the second half of 2000.

Pricing

     For our DTH services, we generally charge a one-time installation fee when we connect the subscriber, a monthly subscription fee for a basic service and additional monthly subscription fees for premium programming, which includes a movie channel and a sports channel. For the period from the date of acquisition of @Entertainment, August 6, 1999 to November 7, 1999, we sold our DTH reception systems to our customers at a price below cost due to promotional incentives. Subsequent to November 7, 1999, we have retained ownership of these systems.

Costs of Operations

     DTH operating costs include the costs of programming rights, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contractual commitments. For the period from the date of acquisition of @Entertainment, August 6, 1999, to November 7, 1999, we sold our DTH reception systems to our customers at a price below cost due to promotional incentives. Subsequent to November 7, 1999, we have retained ownership of these systems.

     Selling, general and administrative expenses include marketing and subscriber acquisition costs, legal and accounting, office facilities and other overhead costs.

Results of Operations - DTH

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three months ended March 31, 2000. The results of operations for DTH are from @Entertainment which was acquired in August 1999.

                                                           For the Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                                  2000
                                                         -----------------------
                                                          (Euros, in thousands)

Service and other revenue .............................                  9,610
Operating expense .....................................                (13,105)
Selling, general and administrative expense ...........                   (848)
                                                         -----------------------
                                                                        (4,343)
Adjustments:
Stock-based compensation expense                                             -
                                                         -----------------------

Adjusted EBITDA .......................................                 (4,343)
                                                         =======================

As a percentage of revenue:
Operating expense .....................................                -136.4%
                                                         =======================
Selling, general and administrative expense ...........                  -8.8%
                                                         =======================
Adjusted EBITDA .......................................                 -45.2%
                                                         =======================


                                   Programming

     Our consolidated programming business has been created through internal development and through acquisitions. Historically we have been and are involved in several country-specific programming ventures, including those dedicated to creating channels for Spain, Israel and Malta. We have developed and launched six channels of various genres since May 1999 and we are constructing a Pan-European digital distribution platform that will enable digital distribution of our new channels and other signals to our upgraded networks. Through the acquisition of @Entertainment in August 1999, we have obtained a Polish-language programming business under the brand name Wizja TV. Both directly and through other joint ventures, Wizja TV produces television programming. We distribute our programming packages to third parties, as well as to affiliates.

     We expect to incur substantial operating losses related to our programming for the next year, while we develop and expand our subscriber base. We are currently negotiating with two major cable associations in Poland in order to expand our distribution to other cable television providers.

Pricing

     For our programming channels, including our UPCtv and some Wizja TV channels, we primarily charge cable operators on a per-subscriber fee basis.

Costs of Operations

     Programming operating costs include the costs of programming rights, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contractual commitments.

     Selling, general and administrative expenses include marketing and subscriber acquisition costs, legal and accounting, office facilities and other overhead costs.

Results of Operations - Programming

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three months ended March 31, 2000 and March 31, 1999.

                                                     For the Three Months Ended March 31,
                                                     ------------------------------------
                                                               2000           1999
                                                     ------------------------------------
                                                              (Euros, in thousands)

Service and other revenue ......................             14,749                  177
Operating expense ..............................            (32,527)                (815)
Selling, general and administrative expense ....             (4,605)              (1,895)
                                                     ---------------      ---------------
                                                            (22,383)              (2,533)
Adjustments:
Stock-based compensation expense ...............                 63                  137
                                                     ---------------      ---------------

Adjusted EBITDA ................................            (22,320)              (2,396)
                                                     ===============      ===============

As a percentage of revenue:
Operating expense ..............................            -220.5%               -460.5%
                                                     ===============      ===============
Selling, general and administrative expense ....             -31.2%               1070.6%
                                                     ===============      ===============
Adjusted EBITDA ................................            -151.3%              -1353.7%
                                                     ===============      ===============

Revenue - Programming

     During the three months ended March 31, 2000, our programming revenue increased 14.5 million to 14.7 million from 0.2 million for the three months ended March 31, 1999. The increase is primarily due to our acquisition of @Entertainment. Programming revenue from @Entertainment's subsidiary, Wizja TV, for the three months ended March 31, 2000 was 14.2 million.

     Wizja TV provides programming to our operating systems in Poland and generates revenue for its services from the local operator. These intercompany revenues are eliminated in our consolidated operating results.

Operating Expense - Programming

     During the three months ended March 31, 2000, our programming operating expense increased 31.7 million to 32.5 million from 0.8 million for the three months ended March 31, 1999. The increase is primarily due to our acquisition of @Entertainment. Programming operating expense from @Entertainment's subsidiary, Wizja TV, for the three months ended March 31, 2000 was 26.0 million. The remaining increase in operating expense for programming for the three months ended March 31, 2000 relates to development activity from UPCtv.

SG&A Expense - Programming

     During the three months ended March 31, 2000, SG&A expense for our programming business increased 2.7 million to 4.6 million from 1.9 million for the three months ended March 31, 1999. The increase is due to our acquisition of @Entertainment. The SG&A expense of @Entertainment's subsidiary, Wizja TV, for the three months ended March 31, 2000 was 2.8 million. This increase was partially offset by a decrease in SG&A expense for programming for the three months ended March 31, 2000 from UPCtv.

Results of Operations - Corporate and Other

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three months ended March 31, 2000 and March 31, 1999.

                                                     For the Three Months Ended March 31,
                                                     ------------------------------------
                                                               2000          1999
                                                     ------------------------------------
                                                              (Euros, in thousands)
Service and other revenue ......................              1,281                  790
Operating expense ..............................             (1,537)              (1,487)
Selling, general and administrative expense ....            (52,465)             (19,081)
                                                     ---------------      ---------------
                                                            (52,721)             (19,778)
Adjustments:
Stock-based compensation expense ...............             28,802               14,901
                                                     ---------------      ---------------

Adjusted EBITDA ................................            (23,919)              (4,877)
                                                     ===============      ===============

As a percentage of revenue:
Operating expense ..............................             -120.0%              -188.2%
                                                     ===============      ===============
Selling, general and administrative expense ....           -4,095.6%            -2,415.3%
                                                     ===============      ===============
Adjusted EBITDA ................................           -1,867.2%              -617.3%
                                                     ===============      ===============

Selling, General and Administrative Expense - Corporate and Other

     During the three months ended March 31, 2000, our corporate and other SG&A expense increased 33.4 million to 52.5 million from 19.1 million for the three months ended March 31, 1999, a 174.9% increase. The increase is primarily due to increased corporate expense related to our stock option plan. For the three months ended March 31, 2000, stock-based compensation was 28.8 million, compared to 14.9 million for the three months ended March 31, 1999. In addition, as compared to the three months ended March 31, 1999, we incurred an increase in development costs, such as costs related to the development of our digital set-top computer. Increased systems costs related to the planning and preparation for implementing Pan-European financial and customer care systems were also incurred during the three months ended March 31, 2000. We also incurred costs in the three months ended March 31, 2000 related to the development of our regulatory office, as well as additional staffing costs for communications, legal, finance, treasury, investor relations and corporate development.

     The following analysis relates to our consolidated operations as a whole.

Depreciation and Amortization

     During the three months ended March 31, 2000, our depreciation and amortization expense increased 102.0 million to 130.7 million from 28.7 million for the three months ended March 31, 1999, a 355.4% increase. Of this increase, approximately 36.8 million relates to increased amortization expense for goodwill created in connection with acquisitions completed in 1999. Amortization related to acquisitions made in The Netherlands and Poland represents 10.7% and 16.2%, respectively. Depreciation expense also increased due to the acquisitions made subsequent to March 31, 1999, which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Interest Income

     During the three months ended March 31, 2000, interest income increased
31.6 million to 33.8 million from 2.2 million, a 1,436.4% increase. During the three months ended March 31, 2000, we earned interest income on the cash received from the proceeds of our January 2000 debt offering, as well as from the remaining proceeds of our October 1999 debt offering and our October 1999 secondary equity offering.

Interest Expense

     During the three months ended March 31, 2000, interest expense increased
143.4 million to 160.8 million from 17.4 million during the same period in 1999, a 824.1% increase. This increase was primarily due to our offering of senior notes and senior discount notes in July 1999, October 1999 and January 2000. In addition, interest expense related to the @Entertainment senior discount notes is consolidated in our results effective August 1, 1999. See "Liquidity and Capital Resources".

Gain on Sale of Assets

     During the three months ended March 31, 1999, we realized a gain on the sale of assets totaling 6.6 million. The gain primarily relates to the sale of our Hungarian programming assets in February 1999.

Foreign Exchange Gain (Loss) and Other Income (Expense)

     Foreign exchange gain (loss) and other income (expense) reflected a loss of
80.0 million for the three months ended March 31, 2000, compared to a loss of
7.0 million for the same period in 1999. The increased foreign exchange loss during the three months ended March 31, 2000 was due primarily to our dollar-denominated senior discount notes and the increased value of the U.S. dollar against the Euro subsequent to December 31, 1999.

Share in Results of Affiliated Companies, Net

     The table below sets forth our share in results of affiliated companies for the applicable periods.

                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                                     2000          1999
                                                           ------------------------------------
                                                                    (Euros, in thousands)

     UTH ............................................                   -               (2,454)
     A2000 ..........................................                   -               (4,530)
     Hungary (Kabelkom, programming and
           cable television) ........................                   -                  (99)
     Tevel ..........................................              (6,457)              (1,868)
     Melita .........................................                (267)                   5
     Monor ..........................................                   -                 (136)
     Xtra Music .....................................                (674)                (197)
     SBS ............................................              (7,085)                   -
     IPS ............................................                 629                  149
     Primacom .......................................              (5,806)                   -
     Other ..........................................              (1,555)                 (69)
                                                           ---------------      ---------------
     Total ..........................................             (21,215)              (9,199)
                                                           ===============      ===============

     For the three months ended March 31, 2000, our share in net losses of affiliated companies increased 12.0 million to 21.2 million from 9.2 million for the three months ended March 31, 1999, a 130.4% increase. The increase was primarily due to increased losses from SBS, Primacom and Tevel for the three months ended March 31, 2000. These increases were partially offset by the consolidation of UTH effective February 1, 1999 and the consolidation of A2000 effective September 1, 1999.

                           Statements of Cash Flows

     We had cash and cash equivalents of 715.3 million as of March 31, 2000, an increase of 233.4 million from 481.9 million as of March 31, 1999.

Cash Flows from Operating Activities

     During the three months ended March 31, 2000, net cash flow from operating activities decreased 53.5 million to a use of 33.5 million from a source of 20.0 million for the comparable period in 1999. This decrease was primarily related to increased cash needs for working capital related to entities acquired during 1999 and 2000, and start-up costs for internet/data, telephone and development activities.

Cash Flows from Investing Activities

     We used approximately 1,949.3 million of cash in investing activities during the three months ended March 31, 2000. Cash was used principally for acquisitions, including Eneco, for 1,046.3 million, UPC Magyaroszag for 63.9 million, Tebecai for 62.2 million, Haarlem for 62.2 million, and other acquisitions totaling 112.4 million. Capital expenditures for property, plant and equipment represented 253.2 million. During this period we made a net investment in affiliates of 304.3 million, including our acquisitions of an additional 10.5% interest in SBS for 162.5 million, including direct costs incurred, shares in Primacom AG for 123.6 million and other investments in affiliates of 18.2 million. We made a net investment in @Entertainment bonds and other investments of 44.5 million.

     We used approximately 290.4 million of cash in investing activities during the three months ended March 31, 1999. Cash was used principally for acquisition of UTH for 223.0 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 56.4 million. We had a net increase in restricted cash from the deposit of 38.2 million for the acquisition of SKT Bratislava and the release of 13.7 million upon pay-off of the bridge bank facility. During this period we made a net investment in affiliates of 3.3 million and we received proceeds from the sale of our Hungarian programming assets of 16.6 million.

Cash Flows from Financing Activities

     We had 1,672.6 million of cash flows from financing activities during the three months ended March 31, 2000. The principal source of cash was net proceeds from our senior notes and discount notes offering in January 2000 of 1,594.2 million. Additional sources of cash were from long-term and short-term borrowings of 139.5 million and 268.0 million, respectively. Long-term borrowings included borrowings under the UPC Senior Credit Facility of 62.5 million, and other borrowings of 77.0 million. We used short term debt proceeds from the New A2000 Facility of 231.4 million to pay off the existing A2000 Facilities. We had additional proceeds from short-term debt of 36.6 million including 32.9 million from the GelreVision facility. We paid down other long-term and short-term loans of 297.3 million. During the three months ended March 31, 2000, we incurred deferred financing costs of 31.8 million.

     We had 738.7 million of cash flows from financing activities during the three months ended March 31, 1999. The principal source of cash was net proceeds from our initial public offering of 1,211.4 million. Additional sources of cash were from long-term and short-term borrowings of 342.6 million and 7.3 million, respectively, which includes borrowings on the UTH Facility of 245.0 million, borrowings under the UPC Senior Revolving Credit Facility of 88.7 million and borrowings on the Mediareseaux Facility of 8.8 million. Concurrent with the initial public offering, DIC exercised its option to acquire our shares for proceeds of 40.7 million, which we used to pay 39.8 million of the DIC Loan. We used proceeds from the initial public offering to pay 281.3 million of the UPC Senior Revolving Credit Facility, 50.0 million of the UPC Bridge Bank Facility and 71.4 million of the United Loan. An additional 86.7 million of the Senior Revolving Credit Facility was paid by Telekabel Wien. As part of the acquisition of UTH in February 1999, we also paid a loan to NUON of 15.0 million. In March 1999, UTH paid off its existing credit facility of 281.3 million with proceeds from the New Telekabel Facility and funding from UPC. We paid down other loans of 14.1 million. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner Note totaling 16.5 million.


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

     We recently entered into agreements with Philips and General Instruments for the development and purchase of an integrated digital set-top computer for video and internet/data services, as well as for Internet-based telephone. A2000 has agreed with the City of Amsterdam to deploy during the year 2000, a significant number of digital set-top computers to our existing customers who elect to take our expanded tier service.

     In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, Priority Telecom, including CLEC, our digital distribution platform and DTH, including expansion into Central Europe, require capital expenditures for construction and development of our Pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment. For the year ended December 31, 2000, we have budgeted 1,800 million for capital expenditures, excluding capital expenditures for certain of our new acquisitions.

                         Liquidity and Capital Resources

     Historically, we have financed our operations and acquisitions primarily from:

 .    cash contributed by United upon our formation,

 .    debt financed at the UPC corporate level and project debt financed at the operating company level,

 .    equity raised in our initial public offering and secondary offering,

 .    debt raised in our July 1999, October 1999 and January 2000 offerings of senior notes and senior discount notes, and

 .    operating cash flow.

     In general, we have used the cash contributed by United upon formation and debt and equity raised at the UPC corporate level to fund acquisitions, developing systems and corporate overhead. We have financed our well-established systems and, when possible, our developing systems, with project debt and operating cash flow. Well-established systems generally have stable positive cable cash flows that are used to partially offset funding necessary for new product offerings, including telephone and internet/data.

     We and our consolidated and unconsolidated affiliates had the following principal long-term and short-term debt facilities outstanding as of March 31, 2000. Debt denominated in currencies other than Euros has been translated to Euros for the outstanding balance as of March 31, 2000. Several of the debt facilities listed below have financial covenants and other restrictions which could limit access to funds. See our notes to consolidated financial statements for additional details.

                                                                                         Facility Size or    Outstanding
                                               Final                                        Principal       At March 31,
          Description (Borrower)              Maturity           Interest Rate               Amount             2000
------------------------------------------- -------------------------------------------- ---------------- ------------------
                                                                                          (in millions)   (in millions Euro)
UPC and Consolidated Subsidiaries:
Long-Term Debt
Senior Notes                                    2007     EURIBOR + 4.8% and 9.92%           Euro 190.7                190.7
                                                2007     10.875%                            Euro 100.0                100.0
                                                2009     EURIBOR + 4.8% and 9.92%           Euro 240.2                238.4
                                                2009     11.25%                             Euro 101.0                100.3
                                                2009     EURIBOR + 4.15% and 8.54%          Euro 754.7                754.7
                                                2009     10.875%                            Euro 300.0                300.0
                                                2010     11.250%                            USD 600.0                 618.9
                                                2010     10.000%                            Euro 297.0                294.8
                                                2010     11.250%                            Euro 200.0                198.5
Senior Discount Notes                           2009     12.50%                             USD 735.0 (1)             451.8
                                                2009     13.375%                            USD 478.01(1)             274.5
                                                2009     13.375%                            Euro 191.0(1)             105.6
                                                2010     13.750%                            USD 1,000.0 (1)           546.8
PCI Notes                                       2003     9.875% per annum                   USD 130.0                  16.9
@Entertainment 1998 Senior Discount Notes       2008     14.5% per annum                    USD 224.2                 134.2
@Entertainment 1999 Senior Discount Notes       2009     14.5% per annum                    USD 235.5                 117.8
@Entertainment 1999 Series C                    2008     7% per annum on                    USD 36.0                   12.9
 Senior Discount Notes                                    principal at maturity
UPC Senior Credit Facility                      2006     EURIBOR/LIBOR + 0.75% to           Euro 1,000.0              488.6
                                                         2.0% per annum
New TeleKabel Facility                          2007     EURIBOR + 0.75% to 2.0% per        Euro 340.0                225.2
                                                         annum
CNBH Facility                                   2008     AIBOR + 0.6% to 1.6%  per          NLG 274.0                 120.5
                                                         annum
Mediareseaux Facility (2)                       2007     LIBOR + 0.75% to 2.0%              FFR 680.0                  53.3
RCF Credit Facility (2)                       Dec 2005   PIBOR + 1.5%                       FFR 252.4                  31.6
Rhone Vision Cable Facility                  June 2002   LIBOR + 1%                         FFR 680.0                  61.0
Videopole Facility (2)                          2006     EURIBOR + 1.25%                    FFR 65.0                    7.7
DIC Loan                                        2000     8.0% per annum + 6.0% of           USD 45.0                   43.8
                                                         principal amount at maturity


Short-Term Debt
Stjarn Facilities                            March 2000  NBU + 0.60% / STIBOR + 1.25%       SEK 521.0                  41.5
Stjarn Seller's Note                        August 2000  8.0% per annum                     USD 100.0                 103.9
New A2000 Facilities                            2000     EURIBOR + 1.0% per annum           NLG 620.0                 231.4

Unconsolidated Affiliates:
Tevel Facilities                             2007-2010   Fixed rate ranging from 5.5% -     NIS 977.5                 241.8
                                                         6.00%
Melita Facility                                 2007     6.75% - 7.50%                      Lm 14.0                    28.8

(1) At maturity.
(2) Refinanced per April 7, 2000.

Restrictions under our July 1999, October 1999 and January 2000 Indentures

     Our activities are restricted by the covenants of our indentures dated July 30, 1999, October 29, 1999 and January 20, 2000, under which senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

     Under the terms of our indentures, if we raise additional equity, we will be permitted to incur additional debt.

Restrictions under United Indentures

     As a subsidiary of United, our activities are restricted by the covenants in United's indentures dated February 5, 1998 and April 29, 1999. The United indentures generally limit the additional amount of debt that we or our subsidiaries or controlled affiliates may borrow, or preferred shares that we or they may issue.

Sources of Capital

     We had approximately 715.3 million of unrestricted cash and cash equivalents on hand as of March 31, 2000. In addition, we had borrowing capacity at the corporate and project debt level. In 1999, we raised over 5.0 billion from a combination of banks, bonds and equity markets. We intend to continue to access these sources of capital, as well as less traditional sources including vendor financing, equity partners, and leasing structures.

     In January 2000, we closed a bond offering consisting of four tranches: USD 300 million of senior notes due 2010 with an 11 1/2 % coupon; USD 600 million and Euro 200 million of senior notes due 2010 with an 11 1/4 coupon; and USD 1,000 aggregate principal amount 13 3/4 senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512,240,000. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2 series into a fixed Euro coupon of 10% with a notional value of EUR 297 million until August 2008.

     In January 2000, UPC Nederland (A2000) refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. The facilities are secured by mortgages and pledges, including pledges on A2000 Holding, Kabeltelevisie Amsterdam and A2000 Hilversum. The borrowers are restricted from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. These facilities bear interest at an annual rate of Euribor +1.0%. The facilities expire in December 2000.

     By the end of March 2000 we closed a fully committed EUR 2 billion standby revolving bank facility with one of our core banks. When drawn, the facility will bear interest of EURIBOR +5.0%, while an annual commitment fee of 0.50% is applicable over the undrawn amount. A drawing fee of 1.0% is applicable for each drawing. The commitment expires December 31, 2000, and at that date the drawn portion can be renewed with an increase in the borrowing rate, to be repaid after 7 years from closing.

     On April 7, 2000 Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a Euro 250 million Bridge Facility of which Euro 120 million is drawn in April 2000. The refinancing of the Rhone Vision Cable Credit Facility with this facility is still under investigation. Availability is subject to revenues and debt to equity ratios. In general, this facility restricts the payment of dividends and distributions.


                        Certain Dutch Property Tax Issues

     One of our Dutch systems was assessed for a transfer tax on immovable property in the amount of 0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial, being 6% of the value attributable to our systems at the date of transfer. Because we own 100% of UPC Nederland, any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in The Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby the Dutch tax authorities with us against such tax assessments. We cannot assure that such lobbying would be successful. In October 1999, the Dutch tax authorities issued an assessment on the 1995 tax return of one of our subsidiaries. The assessment, on a taxable amount of approximately 36.3 million, resulted in a tax payable of approximately 12.7 million. The Dutch tax authorities indicated that this assessment was issued to reserve the rights of the Dutch tax authorities pending expiration of time under the statute of limitations. The assessment does not express an opinion of the Dutch tax authorities on the taxes due and is still subject to discussion. We filed an appeal against the assessment to defend our tax filing position, if necessary.



               Inflation and Foreign Currency Exchange Rate Losses

     To date, we have not been impacted materially by inflation.

     The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. Historically, we and our operating companies have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000, we entered into cross-currency swap agreements, exchanging dollar denominated notes for Euro denominated notes.

     The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Hungary, Romania, and the Slovak Republic and operations which report in US dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

     Cash flows from our operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree with changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

Investment Portfolio

     As of March 31, 2000, UPC has cash and cash equivalents of approximately
715.3 million. UPC has invested this cash in highly liquid instruments which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union), however, the Company does not expect any material losses with respect to its investment portfolio.

Impact of Foreign Currency Rate Changes

     We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

     The tables below provide information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of March 31,2000, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, as the Euro is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars and British Pounds.

                                 Amount Outstanding
                                as of March 31, 2000
                              -----------------------
                              Book Value   Fair Value
                              ----------   ----------
                               (Euros, in thousands)
Cash and Cash Equivalents
-------------------------

USD Cash.....................   34,378       34,378

British Pound................    3,795        3,795


                                              Amount Outstanding                        Expected Repayment
                                             as of March 31, 2000                       as of December 31,
                                         ----------------------------  --------------------------------------------------------
                                           Book Value    Fair Value      2000         2001      2002        2003         2004
                                         --------------------------------------------------------------------------------------
                                                                   (Euros, in thousands)
Dollar Denominated Facilities
-----------------------------

DIC Loan..............................       43,792         43,792      43,792         -         -              -         -
   8.0% per annum + 6.0% of
   principal at maturity
Stjarn Seller's Note..................      103,916        103,916     103,916         -         -              -         -
   8.0% per annum
UPC USD Senior Discount Notes, 2009...      451,821        378,414           -         -         -              -         -
   12.5% per annum
UPC USD Senior Discount Notes, 2009...      274,496        243,612           -         -         -              -         -
   13.375% per annum
UPC USD Senior Discount Notes, 2010...      546,784        509,649           -         -         -              -         -
   13.750% per annum
UPC USD Senior Notes, 2010............      618,920        595,977           -         -         -              -         -
   11.25% per annum
PCI Notes  9.875% per annum...........       16,875         16,875           -         -         -         16,875         -
@Entertainment 1998 Senior Discount
   Notes 14.5% per annum..............      134,208        131,278            -         -         -              -         -
@Entertainment 1999 Senior Discount
   Notes 14.5% per annum..............      117,825        130,389           -         -         -              -         -
@Entertainment .......................
1999 Series C Senior Discount Notes...       12,861         12,861           -         -         -              -         -
   7.0% per annum on the principal
   amount at maturity


     Historically, we and our operating companies have not executed hedge transactions to reduce the Company's exposure to foreign currency exchange rate risk related to our foreign currency denominated cash and debt. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000, we entered into cross-currency swap agreements, exchanging dollar-denominated notes for Euro denominated notes.

Interest Rate Sensitivity

      The table below provides information about our financial instruments that are sensitive to changes in interest rates as of March 31,2000, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, as the Euro is the Company's reporting currency.


                                                    Amount Outstanding                     Expected Repayment
                                                   as of March 31, 2000                    as of December 31,
                                                  -----------------------    -----------------------------------------------
                                                  Book Value   Fair Value     2000      2001      2002       2003      2004
                                                  ----------   ----------    ------    ------    ------     ------    ------
                                                                             (Euros, in thousands)

Variable Rate Facilities
-----------------------------------------------
UPC 10.875% Euro Senior Notes due 2009....          754,898      768,391          -         -         -          -         -
   EURIBOR +4.15% and 8.54%,
   average rate in 2000 of 7.15% and 8.54%
UPC 10.875% USD Senior Notes due 2007.....          190,658      200,761          -         -         -          -         -
   EURIBOR +4.8% and 9.92%,
   average rate in 2000 of 8.3% and 9.92%
UPC 11.25% USD Senior Notes due 2009.......         238,377      246,379          -         -         -          -         -
   EURIBOR +4.8% and 9.92%,
   average rate in 2000 of 8.3% and 9.92%
UPC Senior Credit Facility.................         488,572      488,572          -         -    43,827     77,916    97,394
   EURIBOR/LIBOR + 0.75% to 2.0%,
   average rate in 2000 of 6.31%
New Telekabel Facility.....................         225,248      225,248     33,807         -    12,750     25,500    51,000
   EURIBOR + 0.75% to 2.0%,
   average rate in 2000 of 5.5%
CNBH Facility..............................         120,518      120,518          -     3,600     8,400     15,600    21,600
   AIBOR + 0.6% to 1.6%
   average rate in 2000 of 5.0%
New A2000 Facilities.......................         231,428      231,428    231,428         -         -          -         -
   EURIBOR + 1.0%,
   average rate in 2000 of 4.8%
Mediareseaux Facility (1)..................          53,319       53,319     53,319         -         -          -         -
   LIBOR +0.75% to 2.0%,
   average rate in 2000 of 5.42%
RCF Credit Facility (1)....................          31,644       31,644     31,644         -         -          -         -
   PIBOR + 1.5%,
   average rate in 2000 of 4.9%
RVC Facility...............................          60,960       60,960     60,960         -         -          -         -
   LIBOR + 1.0%,
   average rate in 2000 of 4.4%
Videopole Facility (1).....................           7,620        7,620      7,620         -         -          -         -
   EURIBOR + 1.25%,
   average rate in 2000 of 4.8%


(1) Refinanced per April 7, 2000.

                                                          Amount Outstanding                   Expected Repayment
                                                         as of March 31, 2000                   as of December 31,
                                                       ------------------------    --------------------------------------------
                                                       Book Value    Fair Value     2000      2001     2002      2003     2004
                                                       ----------    ----------    ------    ------   ------    ------   ------
                                                                                   (Euros, in thousands)
Fixed Rate Facilities
DIC Loan.............................................     43,792        43,792     43,792        -        -         -        -
   8.0% per annum + 6.0% of
   principal at maturity
UPC Euro Senior Notes, 2009..........................    300,000       283,500          -        -        -         -        -
   10.875% per annum
UPC USD Senior Discount Notes, 2009..................    451,821       378,414          -        -        -         -        -
   12.5% per annum
UPC USD Senior Discount Notes, 2009..................    274,496       243,612          -        -        -         -        -
   13.375% per annum
UPC Euro Senior Discount Notes, 2009.................    105,550       100,275          -        -        -         -        -
   13.375% per annum
UPC USD Senior Discount Notes, 2010..................    546,784       509,649          -        -        -         -        -
   13.75% per annum
UPC Euro Senior Notes, 2007..........................    100,000        97,000          -        -        -         -        -
   10.875% per annum
UPC Euro Senior Notes, 2009..........................    100,286        97,213          -        -        -         -        -
   11.25% per annum
UPC USD Senior Notes, 2010...........................    618,920       595,977          -        -        -         -        -
   11.25% per annum
UPC Euro Senior Notes, 2010..........................    294,764       297,989          -        -        -         -        -
   11.50% per annum
UPC Euro Senior Notes, 2010..........................    198,533       202,820          -        -        -         -        -
   11.25% per annum
PCI Notes............................................     16,875        16,875          -        -        -    16,875        -
   9.875% per annum
@Entertainment 1998 Senior Discount Notes............    134,208       131,278          -        -        -         -        -
   14.5% per annum
@Entertainment 1999 Senior Discount Notes............    117,825       130,389          -        -        -         -        -
   14.5% per annum
@Entertainment 1999 Series C Senior Discount Notes..      12,861        12,861          -        -        -         -        -
   7.0% per annum on the principal
   amount at maturity
Stjarn Seller's Note.................................    103,916       103,916    103,916        -        -         -        -
   8.0% per annum

Equity Prices

     As of March 31, 2000, we are exposed to equity price fluctuations related to our investment in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investment in PrimaCom AG is accounted for under the equity method of accounting.


                                                         Fair Value as of
                          Number of Shares                March 31, 2000
                        ----------------------------------------------------
                        (Stated in thousands of Euros, except share amounts)

United................       5,569,240                         434,998
Primacom..............       4,948,039                         398,317


     As of March 31, 2000, we are also exposed to equity price fluctuations related to our debt which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.


                                          Amount Outstanding        Expected Repayment
                                         as of March 31, 2000       as of December 31,
                                      ---------------------------   -------------------
Convertible Debt                      Book Value       Fair Value     2000         2001
----------------------------------------------------------------------------------------
                                                      (Euros, in thousands)
DIC Loan............................    43,792            43,792     43,792           -
   8.0% per annum + 6.0% of
   principal at maturity
Stjarn Seller's Note................   103,916           103,916    103,916           -
   8.0% per annum

Cross-Currency Swap

July 1999 Senior Notes Offering

     Concurrent with the closing of our senior notes offering in July 1999, we entered into a cross-currency swap, swapping the USD800.0 million, 10 7/8% fixed rate senior notes into fixed and variable rate Euro notes with a notional amount totalling Euro754.7 million. One half of the Euro notes (Euro377.35) have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining Euro377.35 million have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at fair value commencing August 1, 2004 with the payment of a call premium equal to the call premium which we would pay to the USD800.0 million senior note holders if the notes are called on or after August 1, 2004. We accounted for the cross-currency swap by bifurcating the instrument into two components, (1) the swap of USD fixed rate debt for Euro variable and fixed rate debt through August 1, 2004 (the earliest call date) and (2) the residual portion of the cross-currency swap. The swap of USD fixed rate debt for Euro variable and fixed rate debt is accounted for as a hedge, and accordingly we carry the Euro denominated debt on the balance sheet and recognize interest expense according to the provisions of the Euro debt. The residual portion of the cross-currency swap is marked to fair value at each reporting period through the statement of operations. The fair value of the Euro debt at March 31, 2000 is equal to the fair value of the USD800.0 million senior notes adjusted for the fair value of the swap component, which was a gain of Euro75.2 million at March 31, 2000. The fair value of the residual portion of the cross-currency swap was a loss of Euro5.4 million at March 31, 2000.

October 1999 Senior Notes Offering

     Concurrent with the closing of our senior notes in October 1999, we entered into a cross-currency swap, swapping the USD252.0 million, 11 1/4% fixed rate senior notes into fixed and variable rate Euro notes with a notional amount totaling Euro240.2 million. One half of the Euro notes (Euro120.1) have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.80%. The remaining Euro120.1 million have a variable interest rate of EURIBOR + 4.80% through November 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium which we would pay to the USD252.0 million senior note holders if the notes are called on or after November 1, 2004. We accounted for the swap as described above. The fair value of the Euro debt at March 31, 2000 is equal to the fair value of the USD252.0 million senior notes adjusted for the fair value of the swap component, which was a gain of Euro18.5 million at March 31, 2000. The fair value of the residual portion of the cross-currency swap was a gain of Euro1.1 million at March 31, 2000.

     Additionally, we entered into a swap of the USD 200.0 million senior notes for Euro notes with fixed and variable rate components of 9.92% for Euro 120.1 million and EURIBOR + 4.8% for Euro 120.1 million. The swap is accounted for as a hedge, and accordingly we carry the Euro denominated debt on the balance sheet and recognize interest expense according to the provisions of the Euro debt.

January 2000 Senior Notes Offering

     In January 2000, we closed a bond offering consisting of four tranches:
USD300.0 million of senior notes due 2010 with a 11 1/2% coupon; USD600.0 million and Euro200.0 million of senior notes due 2010 with a 11 1/4% coupon; and USD1,000.0 million aggregate principal amount of ten year 13 3/4% senior discount notes due 2010. The USD300.0 million of senior notes were swapped into Euro notes with a fixed rate below 10%. The swap is accounted for as a hedge, and accordingly we carry the Euro denominated debt on the balance sheet and recognize interest expense according to the provisions of the Euro debt.



                           PART II - OTHER INFORMATION
                           ---------------------------


         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

     At an Extraordinary General Meeting of Shareholders held on March 13, 2000, in Amsterdam, the motion to split each Class Ordinary A shares of UPC into three shares was approved. At the same meeting the motion to appoint Anton M. Tuijten as a new Member of the Board of Management was approved.

Summary Operating Data 2000

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                  As at March 31, 2000
                                           -------------------------------------------------------------------
                                              Homes in                   Two way
                                               Service      Homes         Homes        Basic         Basic
                                                Area        Passed        Passed    Subscribers   Penetration
                                           ------------- ------------ ------------ ------------- -------------
Multi-channel TV:
  Consolidated companies:
  Norway..................................      529,000      468,335       63,827      330,012        70.5%
  Sweden..................................      770,000      421,624      227,000      246,087        58.4%
  Belgium.................................      530,000      150,426      147,903      125,642        83.5%
  France..................................    2,105,542    1,080,960      120,555      375,288        34.7%
  The Netherlands.........................    2,513,715    2,421,167    1,945,152    2,255,031        93.1%
  Austria.................................    1,080,640      907,870      824,290      476,037        52.4%
  Poland..................................    1,950,000    1,769,569            -    1,023,477        57.8%
  Hungary (Telekabel Hungary).............      915,500      680,197      100,307      518,185        76.2%
  Hungary (Monor).........................       85,561       70,061       84,916       32,574        46.5%
  Czech Republic..........................      868,250      776,881       17,740      364,275        46.9%
  Romania ................................      509,320      391,690            -      261,594        66.8%
  Slovak Republic ........................      417,813      309,198            -      247,455        80.0%
  Non-consolidated companies:
  Germany (Primacom) (1)..................    1,422,826    1,422,826       30,456      919,641        64.6%
  Israel..................................      660,000      616,975      385,447      431,334        69.9%
  Malta...................................      177,000      175,174            -       77,296        44.1%
                                            -----------  -----------  -----------  -----------
     Total................................   14,535,167   11,662,953    3,947,593    7,683,928
                                            ===========  ===========  ===========  ===========
Direct to Home (DTH):
  Consolidated companies:
  Poland..................................            -            -            -      303,699         N/A
                                            -----------  -----------  -----------  -----------
     Total................................            -            -            -      303,699
                                            ===========  ===========  ===========  ===========

                                                             As at March 31, 2000
                                           --------------------------------------------------------
                                                               UPC           UPC          UPC
                                                 UPC        Equity in     Equity in    Equity in
                                               Paid-in       Homes in       Homes        Basic
                                              Ownership    Service Area     Passed     Subscribers
                                           -------------- -------------- ------------ -------------
Multi-channel TV:
  Consolidated companies:
  Norway..................................         100.0%        529,000       468,335      330,012
  Sweden..................................         100.0%        770,000       421,624      246,087
  Belgium.................................         100.0%        530,000       150,426      125,642
  France..................................          92.0%      1,937,099       994,483      345,265
  The Netherlands.........................         100.0%      2,513,715     2,421,167    2,255,031
  Austria.................................          95.0%      1,026,608       862,477      452,235
  Poland..................................         100.0%      1,950,000     1,769,569    1,023,477
  Hungary (Telekabel Hungary).............         100.0%        915,500       680,197      518,185
  Hungary (Monor).........................          97.1%         83,114        68,057       31,642
  Czech Republic..........................          99.9%        867,382       776,104      363,911
  Romania ................................     51.0-70.0%        343,604       268,521      178,548
  Slovak Republic ........................        95-100%        416,758       308,327      246,895
  Non-consolidated companies:
  Germany (Primacom) (1)..................          25.1%        357,129       357,129      230,830
  Israel..................................          46.6%        307,560       287,510      201,002
  Malta...................................          50.0%         88,500        87,587       38,648
                                                          --------------  ------------ ------------
     Total................................                    12,635,969     9,921,513    6,587,410
                                                          ==============  ============ ============
Direct to Home (DTH):
  Consolidated companies:
  Poland..................................        100.0%               -             -      303,699
                                                          --------------  ------------ ------------
     Total................................                             -             -      303,699
                                                          ==============  ============ ============

                                                                            As at March 31, 2000
                                                   ------------------------------------------------------------------------
                                                           Subscribers                       Lines                  UPC
                                                   ---------------------------- ------------------------------    Paid-in
                                                    Residential    Businesses     Residential     Businesses     Ownership
                                                   ------------- -------------- --------------- -------------- ------------
Cable Telephony
  Consolidated companies:
  Norway...........................................       5,291             18          5,951            163      100.0%
  France ..........................................      18,348              6         18,917            396       92.0%
  The Netherlands..................................      82,273             62         95,405          2,600      100.0%
  Austria..........................................      52,593            559         54,089          2,310       95.0%
                                                    -----------   ------------   ------------   ------------
     Total.........................................     158,505            645        174,362          5,469
                                                    ===========   ============   ============   ============
Non-Cable Telephony
  Consolidated companies:
  The Netherlands (Uniport Carrier Select) (2).....      23,262          8,301              -              -       80.0%
  Mundi Telecom....................................       3,244          2,243              -              -       51.0%
  Czech Republic...................................       3,622              -          3,648              -       99.9%
  Hungary (Monor)(3)...............................      64,717          3,331         66,875          6,453       97.1%
                                                    -----------   ------------   ------------   ------------
     Total.........................................      94,845         13,875         70,523          6,453
                                                    ===========   ============   ============   ============

                                                                        As at March 31, 2000
                                                   ----------------------------------------------------------------
                                                         UPC             UPC             UPC            UPC
                                                      Equity in       Equity in       Equity in      Equity in
                                                     Residential       Business      Residential    Business Lines
                                                     Subscribers     Subscribers    Lines Served       Served
                                                   --------------- --------------- -------------- -----------------
Cable Telephony
  Consolidated companies:
  Norway...........................................        5,291              18           5,951              163
  France ..........................................       16,880               6          17,404              364
  The Netherlands..................................       82,273              62          95,405            2,600
  Austria..........................................       49,963             531          51,385            2,195
                                                    ------------    ------------   -------------   --------------
     Total.........................................      154,407             617         170,145            5,322
                                                    ============    ============   =============   ==============
Non-Cable Telephony
  Consolidated companies:
  The Netherlands (Uniport Carrier Select) (2).....       18,610           6,641               -                -
  Mundi Telecom....................................        1,654           1,144               -                -
  Czech Republic...................................        3,618               -           3,644                -
  Hungary (Monor)..................................       62,866           3,236          64,962            6,268
                                                    ------------    ------------   -------------   --------------
     Total.........................................       86,748          11,021          68,606            6,268
                                                    ============    ============   =============   ==============

                                                              As at March 31, 2000
                                      -------------------------------------------------------------------
                                                                           3rd Party
                                              Subscribers             ISP Subscribers (9)         UPC
                                      --------------------------- ---------------------------   Paid-in
                                       Residential    Businesses   Residential    Businesses   Ownership
                                      -------------  ------------ -------------  ------------ -----------
Data services
  Consolidated companies:
  Norway.............................        4,921            89             -             -     100.0%
  Sweden.............................       11,484            15             -             -     100.0%
  Belgium............................        8,869           763             -             -     100.0%
  France.............................        5,022             -             -             -      92.0%
  The Netherlands....................       80,404         1,846        11,298           151     100.0%
  Austria............................       54,510         1,342             -             -      95.0%
  Hungary (Telekabel Hungary)........          299             -             -             -     100.0%
  Non-Consolidated Companies:
  Germany (Primacom).................          150             -             -             -      25.1%

     Total...........................      165,659         4,055        11,298           151
                                      ============   ===========  ============   ===========


                                                           As at March 31, 2000
                                       -----------------------------------------------------------------
                                           UPC            UPC             UPC                UPC
                                        Equity in      Equity in       Equity in          Equity in
                                       Residential      Business     3rd Party ISP      3rd Party ISP
                                       Subscribers    Subscribers   Res. Subscribers   Bus. Subscribers
                                      -------------  ------------- ------------------ ------------------
Data services
  Consolidated companies:
  Norway.............................        4,921             89                  -                  -
  Sweden.............................       11,484             15                  -                  -
  Belgium............................        8,869            763                  -                  -
  France.............................        4,620              -                  -                  -
  The Netherlands....................       80,404          1,846             11,298                151
  Austria............................       51,785          1,275                  -                  -
  Hungary (Telekabel Hungary)........          299              -                  -                  -
  Non-Consolidated companies:
  Germany (Primacom).................           38              -                  -                  -
     Total...........................      162,420          3,988             11,298                151
                                       ===========    ===========      =============       ============


                                                                          As at March 31, 2000 (8)
                                         -------------------------------------------------------------------------------------
                                                           Net           Net
                                                        Operating      Income/      Adjusted         Capital        Long Term
                                          Revenue     Income/(loss)     (loss)     EBITDA (5)    Expenditures (6)   Debt (7)
                                         ----------  ---------------  ---------   ------------  ------------------ -----------
                                                                         (Euros, in thousands)
Consolidated companies:
Norway.................................     13,122          (3,405)    (11,534)         1,232             20,020     219,684
Sweden.................................      9,065            (643)     (9,686)           945              4,260      29,608
Belgium................................      4,734              78      (2,265)           186              1,804           -
France ................................     16,364          (9,395)    (21,609)        (2,215)            34,929     171,272
The Netherlands(11)....................     64,279         (12,664)    (49,762)         5,743             64,567     611,001
Austria................................     33,415           7,195      (4,777)         9,843             29,727     151,886
Hungary (Telekabel Hungary)............     10,972            (586)     (2,968)         2,140             10,461           -
Hungary (Monor)........................      6,151             592      (1,180)         3,375                277           -
Poland.................................     27,979         (38,396)    (65,068)       (18,204)            31,634     281,769
Czech Republic.........................      7,571             470      (3,625)         1,367                480           -
Romania................................      1,147              83          35            427                181           -
Slovak Republic........................      3,023             113      (2,163)         1,017              1,042           -
Non-consolidated companies:
Germany (Primacom) (12)...............      28,099          (7,110)    (12,288)         9,326            (11,529)    207,843
Israel.................................     43,152          (2,402)    (11,160)        11,720             12,672     241,787
Malta..................................      4,037             467        (202)         1,142              1,176      28,761

Summary Operating Data 1999

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.


                                                             As of March 31, 1999
                                --------------------------------------------------------------------------------
                                   Homes in                   Two way                                      UPC
                                   Service       Homes         Homes         Basic          Basic        Paid-in
                                    Area         Passed        Passed      Subscribers    Penetration    Ownership
                                  ---------     --------      --------     -----------    -----------    ---------
Multi-channel TV:
  The Netherlands (A2000)......     578,500      575,000       386,109       533,722        92.8%         50.0%
  The Netherlands (UTH)........     950,714      916,220       600,000       870,409        95.0%         100.0%
  Austria......................   1,076,190      903,200       623,490       457,165        50.6%         95.0%
  Hungary (Telekabel Hungary)..     901,500      528,719             -       442,390        83.7%         79.3%
  Israel.......................     595,000      583,408       364,000       406,970        69.8%         46.6%
  Norway.......................     529,900      464,941        18,685       322,735        69.4%         100.0%
  Belgium......................     133,030      133,030       104,039       126,818        95.3%         100.0%
  Malta........................     179,000      164,553             -        71,040        43.2%         50.0%
  Romania......................     180,000       98,174             -        62,524        63.7%      51.0-100.0%
  Czech Republic...............     229,531      153,949             -        54,691        35.5%         100.0%
  Hungary (Monor)..............      85,000       68,339             -        31,108        45.5%         44.8%
  France.......................     190,000       82,320        82,320        32,662        39.7%         99.6%
  Slovak Republic..............      64,493       40,494             -        25,697        63.5%       75.0-100%
                                  ---------    ---------     ---------     ---------
       Total...................   5,692,858    4,712,347     2,178,643     3,437,931
                                  =========    =========     =========     =========
                                            As of March 31, 1999
                                   ----------------------------------------
                                       UPC           UPC           UPC
                                    Equity in      Equity in     Equity in
                                     Homes in       Homes          Basic
                                   Service Area     Passed      Subscribers
                                   ------------    ---------    -----------
Multi-channel TV:
  The Netherlands (A2000)......       289,250       287,500       266,861
  The Netherlands (UTH)........       950,714       916,220       870,409
  Austria......................     1,022,381       858,040       434,307
  Hungary (Telekabel Hungary)..       714,439       419,010       350,594
  Israel.......................       277,270       271,868       189,648
  Norway.......................       529,900       464,941       322,735
  Belgium......................       133,030       133,030       126,818
  Malta........................        89,500        82,277        35,520
  Romania......................       165,300        84,209        51,514
  Czech Republic...............       229,531       153,949        54,691
  Hungary (Monor)..............        38,080        30,616        13,936
  France.......................       189,240        81,991        32,531
  Slovak Republic..............        59,143        36,205        22,895
                                   ----------    ----------    ----------
       Total...................     4,687,778     3,819,856     2,772,459
                                   ==========    ==========    ==========

                                                      As at March 31, 1999
                                 ------------------------------------------------------------
                                       Subscribers             Lines served            UPC
                                 -----------------------  -----------------------    Paid-in
                                 Residential  Businesses  Residential  Businesses   Ownership
                                 -----------  ----------  -----------  ----------   ---------
Telephony
  The Netherlands (A2000) (10).     22,338          3        24,512         830        50.0%
  The Netherlands (UTH) (2) ...     16,608      4,152        16,608       4,152       100.0%
  Austria .....................        767         41           767         112        95.0%
  Norway ......................        211         --           239          --       100.0%
  France ......................        523         --           551          --        99.6%
  Hungary (Monor) (3) .........         --         --        63,828       6,382        44.8%
                                 ---------   --------    ----------   ---------
    Total .....................     40,447      4,196       106,505      11,476
                                 =========   ========    ==========   =========

Dataservices
  The Netherlands (A2000) (10).     11,058        493        n/a        n/a            50.0%
  The Netherlands (UTH) .......      5,042         --        n/a        n/a           100.0%
  Austria .....................     13,918        941        n/a        n/a            95.0%
  Norway ......................        884          5        n/a        n/a           100.0%
  Belgium .....................      2,551        365        n/a        n/a           100.0%
  Hungary (Telekabel Hungary) .         64         46        n/a        n/a            79.3%
  France ......................         82         --        n/a        n/a            99.6%
                                 ---------   --------    ----------   ---------
    Total .....................     33,599      1,850        n/a        n/a
                                 =========   ========    ==========   =========


                                                As at March 31, 1999
                                 ------------------------------------------------------
                                     UPC          UPC          UPC           UPC
                                  Equity in    Equity in    Equity in      Equity in
                                 Residential   Business    Residential   Business Lines
                                 Subscribers  Subscribers  Lines Served     Served
                                 -----------  -----------  ------------  --------------
Telephony
  The Netherlands (A2000) (10).     11,169           2         12,256           415
  The Netherlands (UTH) (2) ...     16,608       4,152         16,608         4,152
  Austria .....................        729          39            729           106
  Norway ......................        211          --            239            --
  France ......................        521          --            549            --
  Hungary (Monor) (3) .........         --          --         28,563         2,856
                                  --------    --------     ----------    ----------
    Total .....................     29,238       4,193         58,944         7,529
                                  ========    ========     ==========    ==========
Dataservices
  The Netherlands (A2000) .....      5,529         247         n/a            n/a
  The Netherlands (UTH) .......      5,042          --         n/a            n/a
  Austria .....................     13,222         894         n/a            n/a
  Norway ......................        884           5         n/a            n/a
  Belgium .....................      2,551         365         n/a            n/a
  Hungary (Telekabel Hungary) .         51          36         n/a            n/a
  France ......................         82          --         n/a            n/a
                                  --------    --------     ----------    ----------
    Total .....................     27,361       1,547         n/a            n/a
                                  ========    ========     ==========    ==========

Summary Financial Data 1999 (4)

                                                                                                   At March 31,
                                         For the three months period ending March 31, 1999             1999
                                     --------------------------------------------------------------------------
                                                       Net                                            Long-
                                                     Income/        Adjusted         Capital           Term
                                     Revenue         (loss)        EBITDA (5)    Expenditures (6)    Debt (7)
                                     -------         -------       ----------    ----------------    --------
                                                              (Euros, in thousands)
The Netherlands (A2000) .....         16,327         (6,392)          4,985           8,398           226,479
The Netherlands (UTH) .......         27,353        (12,966)         10,169          10,273           359,855
Austria .....................         22,016            161           9,092           9,049            89,586
Hungary (Telekabel Hungary) .          7,909            303           2,694           4,245            18,685
Israel ......................         32,780          3,008          12,963           7,232           228,057
Norway ......................         11,015         (7,343)          2,032           8,746            74,616
Belgium .....................          3,990         (1,662)            372           1,251                --
Malta .......................          3,623            308           1,617           1,511            21,217
Romania .....................            563             84             231              56                --
Czech Republic ..............          1,016           (668)           (218)            190                --
Hungary (Monor) .............          4,542             (5)            875             583            38,245
France ......................          1,435         (2,801)         (1,421)          7,097            27,146
Slovak Republic .............            274           (424)            (51)            238                --

(1)  Statistics of Primacom are as of December 31, 1999.

(2)  UTH's 80% subsidiary Uniport offers a carrier select telephony service.

(3)  Our Monor service offers traditional telephone service.

(4)  Financial information has been prepared in accordance with Dutch GAAP.

(5) Adjusted EBITDA represents earnings before net interest expense, income tax expense, depreciation, amortization, stock based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies such as us. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flow or for any other measure of performance or liquidity under generally accepted accounting principles or as an indicator of a company's operating performance. We are not entirely unrestricted to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our representation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

(6)  Tangible CAPEX only.

(7)  Excludes intercompany debt.

(8) Financial data for new acquisitions (1998 and 1999) are included from their effective date of consolidation.

(9)  Internet subscribers who are served by non-UPC internet providers.

(10) A2000 offers cable telephony service.

(11) The acquisition of K&T Group was closed in March 2000, consequently the financials of K&T Group are not included.

(12) Financials of Primacom for the fourth quarter of 1999 are calculated based upon the 20-F form and the 6K form.

Item 6. Exhibits and Reports on Form 8-K TO BE UPDATED
        ----------------------------------------------
(a)       Exhibits
          10.  Standstill Agreement with Microsoft Corporation
          27.1 Financial Data Schedule

(b)       Reports on Form 8-K filed during the Quarter

          Date of Report         Item Reported                             Financial Statements Filed
          --------------         -------------                             --------------------------
          February 18, 2000       Agreement to acquire K&T Group.          None

          March 14, 2000          Exchange Offer Agreement with            None
                                  SBS Broadcasting S.A.

          March 20, 2000          Announcement of three-for-one            None
                                  stocksplit


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED PAN-EUROPE COMMUNICATIONS N.V.



Date:  May 15, 2000
     --------------------------


By: /s/ Charles H.R. Bracken
   ----------------------------
   Charles H.R. Bracken
   Board of Management Member and Chief Financial Officer
   (A Duly Authorized Officer and Principal Financial Officer)