Form 10-Q
period 2000-06-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2000-08-14
CIK 1070778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2000

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________  to_________

                         Commission File No. 000-25365

                     United Pan-Europe Communications N.V.
            (Exact name of Registrant as specified in its charter)

               The Netherlands                     98-0191997
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

        Beech Avenue 100, P.O. Box 74763
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


The number of shares outstanding of the Registrant's common stock as of August 14, 2000 was:

                   437,190,276  ordinary shares A, including
              shares represented by American Depository Receipts

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                               TABLE OF CONTENTS


                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------


                                                                                                               Page
                                                                                                               Number
                                                                                                               ------


Item 1 -  Financial Statements
------
  Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999.........................     1

  Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999
  (Unaudited)...............................................................................................     2

  Consolidated Statement of Shareholders' Equity for the Six Months Ended
       June 30, 2000 (Unaudited)............................................................................     3

  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
       and 1999 (Unaudited).................................................................................     4

  Notes to Consolidated Financial Statements (Unaudited)....................................................     6

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations.............     23
------

Item 3 -  Quantitative and Qualitative Disclosure About Market Risk.........................................     46
------


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4 -  Submission of Matters to a Vote of Security Holders...............................................     51
------

Item 5 -  Other Information.................................................................................     52
------

Item 6 -  Exhibits and Reports on Form 8-K..................................................................     60
------

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)


                                                                                                              As of        As of
                                                                                                             June 30,   December 31,
ASSETS:                                                                                                        2000         1999
                                                                                                             ---------  -----------
Current assets
  Cash and cash equivalents................................................................................    562,226    1,025,460
  Restricted cash..........................................................................................     17,135       17,135
  Subscriber receivables, net of allowance for doubtful accounts of  28,467 and 16,754, respectively.......     88,628       59,860
  Other receivables, including related party receivables of 9,322 and 10,500, respectively.................    127,995      101,870
  Inventory................................................................................................    127,265       66,403
  Prepaid expenses and other current assets................................................................    124,032       72,925
                                                                                                             ---------  -----------
        Total current assets...............................................................................  1,047,281    1,343,653
Other investments..........................................................................................    360,234      623,341
Investments in and advances to affiliated companies, accounted for under the equity method, net............    758,286      242,847
Property, plant and equipment, net of accumulated depreciation of 392,940 and 194,205, respectively........  2,625,029    1,908,414
Goodwill and other intangible assets, net of accumulated amortization of 263,265 and 133,667, respectively.  3,772,564    2,611,413
Deferred financing costs, net of accumulated amortization of 13,165 and 5,937, respectively................    128,932       77,861
Other assets...............................................................................................     26,734        1,734
                                                                                                             ---------  -----------
        Total assets.......................................................................................  8,719,060    6,809,263
                                                                                                             =========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities
  Accounts payable, including related party payables of 2,700 and 2,785, respectively......................    323,457      239,747
  Accrued liabilities......................................................................................    431,988      273,141
  Subscriber prepayments and deposits......................................................................     82,069       41,208
  Short-term debt..........................................................................................    734,995      163,241
  Current portion of long-term debt........................................................................     12,158       50,291
                                                                                                             ---------  -----------
        Total current liabilities..........................................................................  1,584,667      767,628
Long-term debt.............................................................................................  5,713,994    3,903,410
Deferred taxes.............................................................................................     14,063       15,961
Deferred compensation......................................................................................     57,967       70,804
Other long-term liabilities................................................................................     25,219       19,365
                                                                                                             ---------  -----------
        Total liabilities..................................................................................  7,395,910    4,777,168
                                                                                                             ---------  -----------

Commitments and contingencies, see Note 10.

Minority interests in subsidiaries.........................................................................     19,003       11,895

Shareholders' equity (As adjusted for stock split, see Note 11)
  Priority stock, 1.0 par value, 300 shares authorized,  300 and 300  shares issued, respectively..........          -            -
  Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 437,190,276 and 435,604,497
      shares issued and outstanding, respectively..........................................................    437,191      435,605
  Additional paid-in capital...............................................................................  2,611,521    2,371,951
  Deferred compensation....................................................................................   (118,317)     (47,425)
  Accumulated deficit...................................................................................... (1,949,747)  (1,114,219)
  Other cumulative comprehensive income ...................................................................    323,499      374,288
                                                                                                             ---------  -----------
        Total shareholders' equity.........................................................................  1,304,147    2,020,200
                                                                                                             ---------  -----------
        Total liabilities and shareholders' equity.........................................................  8,719,060    6,809,263
                                                                                                             =========  ===========


      The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)


                                                                   For the Three Months              For the Six Months
                                                                 --------------------------      ---------------------------
                                                                       Ended June 30,                   Ended June 30,
                                                                 --------------------------      ---------------------------
                                                                    2000            1999             2000            1999
                                                                 -----------    -----------      -----------     -----------
Service and other revenue.......................................     237,989         83,103          437,589         150,634
Operating expense...............................................    (151,138)       (38,128)        (293,020)        (68,562)
Selling, general and administrative expense.....................     (85,412)       (72,970)        (252,573)       (120,314)
Depreciation and amortization...................................    (159,162)       (38,665)        (289,865)        (67,343)
                                                                 -----------    -----------      -----------     -----------
      Net operating loss........................................    (157,723)       (66,660)        (397,869)       (105,585)
Interest income.................................................       8,756          3,907           22,129           6,135
Interest expense................................................    (167,289)       (10,828)        (307,682)        (28,183)
Foreign exchange gain (loss) and other income (expense), net....     (43,999)         5,781         (123,952)          5,459
                                                                 -----------    -----------      -----------     -----------
      Net loss before income taxes and other items..............    (360,255)       (67,800)        (807,374)       (122,174)
Share in results of affiliated companies, net...................      (9,843)        (5,852)         (31,058)        (15,051)
Minority interests in subsidiaries..............................       1,506             87            2,490              52
Income tax benefit..............................................         435            674              414             508
                                                                 -----------    -----------      -----------     -----------
      Net loss..................................................    (368,157)       (72,891)        (835,528)       (136,665)
                                                                 ===========    ===========      ===========     ===========
Basic and diluted net loss per ordinary share(1)................       (0.84)         (0.19)           (1.92)          (0.39)
                                                                 ===========    ===========      ===========     ===========
Weighted-average number of ordinary shares
  outstanding(1)................................................ 436,496,338    387,738,369      436,053,889     347,864,091
                                                                 ===========    ===========      ===========     ===========

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)



                                                            Priority Stock              Ordinary Stock           Additional
                                                       ------------------------     ----------------------        Paid-In
                                                         Shares        Amount        Shares (2)   Amount          Capital
                                                       ----------    ----------     -----------  ---------      ------------
Balance, December 31, 1999...........................         300             -     435,604,497    435,605         2,371,951
Issuance of shares related to converted United Loan..           -             -         624,942        625              (625)
Issuance of warrants.................................           -             -               -          -           121,010
Deferred compensation expense related to
    stock options and restricted stock, net .........           -             -               -          -            53,381
Amortization of deferred compensation ...............           -             -               -          -                 -
SAB 51 gain on subsidiary's issuance of shares.......           -             -               -          -            53,765
Issuance of shares related to acquisiton
    of minority interest in UPC France...............           -             -         960,837        961            12,039
Unrealized loss on investments.......................           -             -               -          -                 -
Change in cumulative translation adjustments ........           -             -               -          -                 -
Net loss ............................................           -             -               -          -                 -
Total comprehensive income (loss)....................           -             -               -          -                 -
                                                       ----------    ----------     -----------  ---------      ------------
Balance, June 30, 2000...............................         300             -     437,190,276    437,191         2,611,521
                                                       ==========    ==========     ===========  =========      ============



                                                                                             Other Cumulative
                                                                                               Comprehensive
                                                            Deferred         Accumulated          Income
                                                          Compensation         Deficit          (Loss) (1)            Total
                                                         --------------     -------------    ----------------    --------------
Balance, December 31, 1999...........................           (47,425)       (1,114,219)            374,288         2,020,200
Issuance of shares related to converted United Loan..                 -                 -                   -                 -
Issuance of warrants.................................                 -                 -                   -           121,010
Deferred compensation expense related to
    stock options and restricted stock, net .........           (53,381)                -                   -                 -
Amortization of deferred compensation ...............           (17,511)                -                   -           (17,511)
SAB 51 gain on subsidiary's issuance of shares.......                 -                 -                   -            53,765
Issuance of shares related to acquisiton
    of minority interest in UPC France...............                 -                 -                   -            13,000
Unrealized loss on investments.......................                 -                 -             (53,664)          (53,664)
Change in cumulative translation adjustments ........                 -                 -               2,875             2,875
Net loss ............................................                 -          (835,528)                  -          (835,528)
                                                                                                                 --------------
Total comprehensive income (loss)....................                 -                 -                   -          (886,317)
                                                         --------------     -------------    ----------------    --------------
Balance, June 30, 2000...............................          (118,317)       (1,949,747)            323,499         1,304,147
                                                         ==============     =============    ================    ==============


(1) As of December 31, 1999, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 4,023 and unrealized gain on investments of 370,265. As of June 30, 2000, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 6,898 and unrealized gain on investments of 316,601.

(2)  As adjusted for the stock split. (see Note 11)

      The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of
             the Euro, was calculated using the exchange rate of
                       1 Euro to 2.20371 Dutch Guilders.

      The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)

                                                                      For the Six Months
                                                                 ----------------------------
                                                                        Ended June 30,
                                                                 ----------------------------
                                                                    2000              1999
                                                                 -------------   ------------
Cash flows from operating activities:
Net loss..................................................            (835,528)      (136,665)
Adjustments to reconcile net loss to net cash flows
    from operating activities:
    Depreciation and amortization.........................             289,865         67,343
    Amortization of deferred financing costs..............               8,175            927
    Accretion of interest expense.........................             110,199          4,588
    Share in results of affiliated companies, net.........              31,058         15,051
    Compensation expense related to stock options.........             (27,421)        45,462
    Minority interests in subsidiaries....................              (2,490)           (52)
    Exchange rate differences in loans....................             110,889            201
    Other.................................................              (9,322)        (4,764)
    Changes in assets and liabilities:
       Increase in subscriber receivables.................             (28,768)       (14,716)
       Increase in other receivables......................             (58,695)        (4,350)
       Increase in inventories............................             (21,881)       (16,916)
       Increase in other non-current assets...............             (41,693)       (12,383)
       Increase in other current liabilities..............             238,150         25,468
       Increase in deferred taxes and other
         long-term liabilities............................               3,972          2,767
                                                                 -------------   ------------
Net cash flows from operating activities..................            (233,490)       (28,039)
                                                                 -------------   ------------
Cash flows from investing activities:
Restricted cash released, net.............................                   -          8,900
Investment in securities, net.............................             (44,538)       (15,652)
Investments in and advances to affiliated companies, net..            (310,954)       (23,136)
Capital expenditures......................................            (551,740)      (143,112)
Acquisitions, net of cash acquired........................          (1,356,930)      (395,316)
Sale of affiliated companies..............................                   -         16,648
                                                                 -------------   ------------
Net cash flows from investing activities..................          (2,264,162)      (551,668)
                                                                 -------------   ------------
Cash flows from financing activities:
Proceeds from initial public offering, net................                   -      1,207,083
Proceeds from senior notes................................           1,594,161              -
Proceeds from exercise of DIC option......................                   -         40,681
Proceeds from short-term borrowings.......................             572,162          6,985
Proceeds from long-term borrowings........................             358,133        309,596
Deferred financing costs..................................             (58,378)        (4,809)
Repayments of long-term and short-term borrowings.........            (431,593)      (703,029)
Repayments on note payable to shareholder.................                   -        (71,442)
Repayments on short-term note.............................                   -        (16,499)
                                                                 -------------   ------------
Net cash flows from financing activities..................           2,034,485        768,566
                                                                 -------------   ------------
Effect of exchange rates on cash..........................                 (67)           146
                                                                 -------------   ------------
Net (decrease) increase in cash and cash equivalents......            (463,234)       189,005
Cash and cash equivalents at beginning of period..........           1,025,460         13,419
                                                                 -------------   ------------
Cash and cash equivalents at end of period................             562,226        202,424
                                                                 =============   ============

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


                                                                       For the Six Months
                                                                  -----------------------------
                                                                         Ended June 30,
                                                                  -----------------------------
                                                                      2000             1999
                                                                  -------------   -------------
Non-cash investing and financing activities
    Unrealized (loss) gain on investments........................       (53,664)        136,135
                                                                  =============   =============
    Issuance of warrants.........................................       121,010          29,223
                                                                  =============   =============
Supplemental cash flow disclosures:
    Cash paid for interest.......................................      (113,781)        (34,056)
                                                                  =============   =============
    Cash received for interest...................................        23,879           5,735
                                                                  =============   =============

Significant Acquisitions:

Acquisition of K&T Group (1):
    Property, plant and equipment................................      (236,959)              -
    Investments in affiliated companies..........................        (8,767)              -
    Goodwill.....................................................      (817,893)              -
    Long-term liabilities........................................       234,457               -
    Net current liabilities......................................         8,455               -
                                                                  -------------   -------------
                                                                       (820,707)              -
    Receivables acquired.........................................      (225,581)              -
                                                                  -------------   -------------
        Total cash paid..........................................    (1,046,288)              -
                                                                  =============   =============

Acquisition of 49% of United Telekabel Holding N.V.:
    Property, plant and equipment................................             -        (185,835)
    Investments in affiliated companies..........................             -         (41,439)
    Goodwill.....................................................             -        (227,190)
    Long-term liabilities........................................             -         214,613
    Net current liabilities......................................             -           4,765
                                                                  -------------   -------------
        Total cash paid..........................................             -        (235,086)
        Cash acquired............................................             -          12,060
                                                                  -------------   -------------
                                                                              -        (223,026)
                                                                  =============   =============

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2000
               (Monetary amounts stated in thousands of Euros,
                      except share and per share amounts)
                                  (Unaudited)



1. Organization and Nature of Operations

   United Pan-Europe Communications N.V. (''UPC'' or the ''Company'') was established as a joint venture for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, UnitedGlobalCom, Inc. (''United''), a Delaware corporation, and Philips Electronics N.V. (''Philips''), an N.V. in The Netherlands, contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. As a result of this transaction, United and Philips each owned a 50% economic and voting interest in UPC. On December 11, 1997, United acquired Philips' 50% interest in UPC, thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). In February 1999, UPC concluded an initial public offering. UPC's network footprint covers 17 countries in Europe and Israel and offers communication services in many European countries through its business lines: cable television, telephony, internet/data services, direct-to-home ("DTH") and programming.

   The following chart presents a summary of the Company's significant investments as of June 30, 2000:

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                        UPC'S Ownership
                                                                                     ---------------------
Austria:
      Telekabel Group..............................................................           95.0%
Belgium:
      UPC Belgium (formerly Radio Public N.V./S.A.)................................          100.0%
Czech Republic:
      KabelNet.....................................................................          100.0%
      Kabel Plus...................................................................           99.9%
France:
      UPC France (1)...............................................................           92.0%
Germany:
      PrimaCom AG ("Primacom") (2).................................................           25.1%
Hungary:
      UPC Magyarorszag (formerly Telekabel Hungary)................................          100.0%
      Monor Communications Group, Inc. ("Monor")...................................           98.7%
Ireland:
      Tara Televison Limited ("Tara")..............................................           80.0%
Israel:
      Tevel Israel International Communications Ltd. ("Tevel").....................           46.6%
Malta:
      Melita Cable TV P.L.C. ("Melita")............................................           50.0%
The Netherlands:
      UPC Nederland (formerly United Telekabel Holding N.V. ("UTH")) (3)...........          100.0%
      Priority Telecom N.V. ("Priority Telecom")...................................          100.0%
      chello broadband N.V. ("chello").............................................          100.0%
      UPC Programming B.V. ("UPCtv")...............................................          100.0%
Norway:
      UPC Norge AS ("UPC Norge") (formerly Janco Multicom).........................          100.0%
      ElTele Ostfold...............................................................          100.0%
Poland:
      UPC Polska, Inc ("UPC Polska") (formely @Entertainment, Inc.
        ("@Entertainment"))........................................................          100.0%
      UPC Broadcast Centre Ltd. ("UPC Broadcast Centre") (formely Wizja TV)........          100.0%
      Poland Communications, Inc. ("PCI")..........................................          100.0%
Romania:
      Eurosat......................................................................           51.0%
      AST Romania (4)..............................................................           70.0%
Slovak Republic:
      Trnavatel....................................................................           95.0%
      Kabeltel.....................................................................          100.0%
      UPC Slovensko s r.o. (formerly SKT spol s r.o.)..............................          100.0%
Spain:
      Iberian Programming Services ("IPS").........................................           50.0%
      Munditelecom.................................................................           51.0%
Sweden:
      UPC Sweden (formerly StjarnTVnatet AB  ("Stjarn"))...........................          100.0%
United Kingdom:
      Xtra Music Ltd...............................................................           41.0%
Other:
      SBS Broadcasting SA ("SBS")..................................................           23.5%


(1) Our investments in Mediareseaux, Videopole, Time Warner Cable France, RCF and Intercomm are held through UPC France.
(2) Our investment in Primacom was increased during the first quarter of 2000 to 25.1% and is being accounted for under the equity method of accounting. As of December 31, 1999 this investment was classified as an "other investment" and was accounted for under SFAS 115 as an available for sale investment.
(3) Our investments in GelreVision, A2000, Telekabel Velp, K&T Group, Tebecai and Haarlem are held through UPC Nederland.
(4) Our investments in Multicanal Holdings, Control Cable Ventures, Diplomatic International and Selektronic are held through AST Romania.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

Basis of Presentation

   The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   In management's opinion, all adjustments of a normal, recurring nature have been made which are necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the six and three months ended June 30, 2000 and 1999. For a more complete understanding of the Company's financial position and results of operations see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Principles of Consolidation

   The accompanying condensed consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling interest through the ownership of a majority voting interest, except for UTH from inception (August 6, 1998) through February 1, 1999, where because of certain minority shareholder's rights the Company accounted for its investment in UTH using the equity method of accounting. On February 17, 1999, UPC acquired the minority shareholder's interest in UTH and began consolidating UTH effective February 1, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Views on Selected Revenue Recognition Issues" ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Implementation of SAB 101 is required for the fourth quarter of 2000. The Company is currently assessing the effect of this new standard.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Reclassifications

     Certain prior period amounts have been reclassified for comparability with the June 30, 2000 presentation.

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

@Entertainment Inc.

    In August 1999, UPC acquired 100% of @Entertainment, Inc. ("@Entertainment"), which provides cable television, DTH satellite television and related programming services in Poland, for a purchase price of USD807.0 million (750.7 million). The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in @Entertainment.

A2000

    In September 1999, UPC acquired, through UPC Nederland, the remaining 50% of A2000 that it did not already own for USD229.0 million (214.0 million), including the assumption of receivables from A2000 of approximately 12.2 million. The acquisition was accounted for under purchase accounting. As of September 1, 1999, UPC Nederland began consolidating its investment in A2000.

Eneco K&T Group

    In March 2000, UPC acquired the Eneco K&T Group ("K&T"), the cable interests of N.V. ENECO, for a consideration of 1,046.3 million, including acquired receivables of approximately 225.6 million. The acquisition was accounted for under purchase accounting. Effective March 31, 2000, UPC began consolidating its investment in K&T Group.

Pro Forma Information

    The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2000 and 1999 give effect to UPC's acquisitions of the remaining 49% of UTH, 100% of Stjarn, 100% of @Entertainment, the remaining 50% of A2000 and 100% of K&T Group as if these acquisitions had occurred at the beginning of the period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The Company uses preliminary purchase price allocations when reporting the value of certain assets and liabilities acquired in business combinations. The Company finalizes such purchase price allocations within one year of consummating a business combination. Accordingly, the pro forma operating results reflect the usage of these preliminary purchase price allocations in addition to other currently available information and certain assumptions that management believes are reasonable.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                          For the Six Months Ended       For the Six Months Ended
                                               June 30, 2000                   June 30, 1999
                                         --------------------------     ---------------------------
                                          Historical     Pro Forma       Historical      Pro Forma
                                         ------------   -----------     ------------    -----------
Service and other revenue..............       437,589       454,833          150,634        282,897
                                         ============   ===========     ============    ===========
Net loss...............................      (835,528)     (884,516)        (136,665)      (426,733)
                                         ============   ===========     ============    ===========
Weighted-average number of
    ordinary shares outstanding........   436,053,889   436,053,889      347,864,091     357,020,733
                                         ============   ===========     ============    ===========
Basic and diluted net loss
    per ordinary share.................         (1.92)        (2.03)           (0.39)         (1.20)
                                         ============   ===========     ============    ===========

   The following acquisitions were also completed or agreed upon subsequent to December 31, 1999.

Tebecai Netwerken B.V. and Tebecai Telecom B.V.

   In February 2000, UPC acquired, through UPC Nederland, 100% of the shares of Tebecai Netwerken B.V. and Tebecai Telecom B.V. ("Tebecai"), for a purchase price of 62.2 million. Tebecai owns and operates cable networks in Zutphen, Doetinchem and the surrounding municipalities. The acquisition was accounted for under purchase accounting. Effective February 1, 2000, UPC Nederland began consolidating its investment in Tebecai.

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

ElTele Ostfold and Vestfold Systems

   In March 2000, UPC aquired 100% of the equity of ElTele Ostfold and Vestfold ("ETO") from the energy companies Fredrikstad Energi as, Ostfold
Energiverk and Hafslund.   UPC paid NKR 320.0 million (39.3 million) for the
companies. Effective March 1, 2000, UPC began consolidating its investment in ETO.

SBS

   In February 2000, UPC acquired an additional 10.2% of SBS for 162.5 million, increasing its ownership to approximately 23.5%. The investment in SBS is accounted for under the equity method of accounting.

UPC Magyarorszag Minority Interest

   In March 2000, UPC acquired the 20.75% minority stake held in UPC (Magyarorszag) by the First Hungary Fund for 63.9 million in cash. This transaction allows UPC to assume 100% control of its Hungarian operations.

Kabel Haarlem B.V.

   In March 2000, UPC acquired 100% of the Haarlem cable network. UPC paid 62.2 million. Haarlem's cable network is located close to UPC Nederland's existing
properties.   Effective March 1, 2000, UPC Nederland began consolidating its investment in Haarlem.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Awards for Wireless Licenses

   In March 2000, UPC's wireless communications division, Priority Wireless, won two national licenses to build and operate Broadband Fixed Wireless Access networks in the 3.5 GHz band in Spain and Switzerland. In addition, UPC was awarded regional 26 GHZ licenses in Geneva and Zurich. The Spanish license was awarded at no cost by the Ministry of Public Works and Telecommunications in a competitive tender based on technical and financial ability. Priority Wireless won the Swiss license for 95.2 million, which was funded in July, by competing in a public auction. The auction was conducted by Ofcom, the Swiss regulator for telecommunications services.

   In April 2000, Priority Wireless secured another broadband fixed wireless
access license in Finland.   The Finnish license is a 26 GHz broadband fixed
wireless access license which covers the nine most populous regions in Finland, including the capital Helsinki. The license was granted at no cost by Finland's regulatory authority.

Agreement to Acquire an Interest in EWT/TSS Group

   In April 2000, UPC announced that, through its subsidiary UPC Germany Gmbh ("UPC Germany"), it will acquire 100% of EWT/TSS Group ("EWT/TSS"). The consideration for the acquisition of EWT/TSS is 25% cash and 75% stock in UPC Germany. The cash position is expected to be approximately 237.2 million. EWT/TSS is headquartered in Augsburg, Germany. The acquisition is expected to close in the third quarter of 2000. Following the acquisition, UPC will own 51% of UPC Germany.

Agreement to Acquire Cignal Global Communications

   In April 2000, Priority Telecom, announced that it has signed a Memorandum of Understanding to acquire Cignal Global Communications ("Cignal"), a US based provider of global network services. In a stock-based deal, Priority Telecom is acquiring 100% of Cignal in exchange for a 16% interest in Priority Telecom.
The transaction is subject to regulatory approval and is expected to close during the third quarter of 2000.

Agreement to Acquire Interest in Telewest Communications plc

   On June 26, 2000, UPC announced that it will acquire a 25% economic interest in Telewest Communications plc ("Telewest"). The economic interest in Telewest will be acquired by UPC from United as part of a series of related transactions by United and Liberty Media Corporation ("Liberty") whereby Liberty will contribute to United its European and Latin American broadband assets in return for USD200 million cash and 75.3 million Class B Shares of United.

   The Liberty broadband assets contributed to United will include a non-voting, 99% economic interest in a limited liability company ("LLC") which holds 724.3 million ordinary shares of Telewest, representing approximately 25% of the total issued share capital in Telewest. Subsequent to closing, United has agreed to contribute the LLC interest to UPC in exchange for 128.2 million shares of UPC, increasing United's ownership in UPC from approximately 51% today to 61% on a pro forma basis. The remaining 1% of the LLC and sole management power over the LLC will be held by Liberty. UPC has a right to obtain this interest after clearance of all appropriate regulatory and third party approvals. UPC will account for its interest in Telewest under the equity method of accounting.

   Closing of the transaction is subject to certain regulatory, shareholder and third party approvals which the parties expect to complete in the fourth quarter of 2000.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

                                                                                 As of June 30, 2000
                                                   --------------------------------------------------------------------------------
                                                     Investments in       Cumulative        Cumulative        Cumulative
                                                     and Advances to      Dividends    Share in Results of   Translation
                                                   Affiliated Companies    Received    Affiliated Companies  Adjustments    Total
                                                   --------------------  ------------  --------------------  -----------  ----------
Tevel............................................                89,817        (5,500)               (3,240)       4,700      85,777
Melita...........................................                12,699             -                  (492)         915      13,122
Xtra Music.......................................                11,493             -                (1,414)      (2,787)      7,292
IPS..............................................                10,065        (2,742)                2,083        5,686      15,092
SBS..............................................               261,999             -               (11,793)      12,192     262,398
Fox Kids Poland..................................                 7,171             -                  (260)         (14)      6,897
Twoj Styl........................................                10,023             -                 1,198          145      11,366
PrimaCom.........................................               345,096             -               (11,406)           -     333,690
Other, net.......................................                23,539             -                (4,830)       3,943      22,652
                                                   --------------------  ------------  --------------------  -----------  ----------
Total............................................               771,902        (8,242)              (30,154)      24,780     758,286
                                                   ====================  ============  ====================  ===========  ==========

5.  Other Investments

    Marketable Equity Securities of United, at Fair Value

    As of June 30, 2000, a subsidiary of UPC owned 5,569,240 shares of United's Class A Common shares with a fair market value of 273,016. The fair market value of the shares at December 31, 1999 was 390,881, resulting in an unrealized loss of 117,865 for the six months ended June 30, 2000.

    In September 1999, UPC agreed to form a 50 / 50 joint venture or a similar arrangement with Liberty to evaluate content and distribution opportunities in Europe. UPC would have contributed its 5.6 million Class A common shares of United that it owns to the joint venture. Due to the Telewest transaction (see
Note 3), formation of the joint venture will not be consummated.

    Terayon Warrants

    UPC has warrants to acquire from Terayon Communication Systems, Inc ("Terayon"), 2 million shares of Terayon's Common Stock (listed on Nasdaq), at a price of USD 30.75 per share. UPC has recorded an unrealized gain of 70.2 million in its shareholders' equity statement as of June 30, 2000.

6.  Property, Plant and Equipment

                                                              As of           As of
                                                             June 30,      December 31,
                                                               2000            1999
                                                           -------------   ------------
  Cable distribution networks.......................           2,315,035      1,610,058
  Subscriber premises equipment and converters......             252,308        152,713
  DTH and MMDS distribution facilities..............             120,998         78,772
  Office equipment, furniture and fixtures..........             132,531         71,712
  Buildings and leasehold improvements..............             110,596        109,147
  Other.............................................              86,501         80,217
                                                           -------------   ------------
                                                               3,017,969      2,102,619
         Accumulated depreciation...................            (392,940)      (194,205)
                                                           -------------   ------------
         Property, plant and equipment, net.........           2,625,029      1,908,414
                                                           =============   ============

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.  Goodwill and Other Intangible Assets

                                                            June 30,       December 31,
                                                              2000            1999
                                                          -------------   --------------
UPC Nederland....................................             1,667,135          758,962
UPC Polska.......................................               956,661          929,956
UPC Sweden.......................................               436,776          427,927
UPC N.V..........................................               157,887           29,223
Telekabel Group..................................               176,688          176,694
UPC France.......................................               218,737          117,054
UPC Magyarorszag.................................               114,429           54,725
Kabel Plus.......................................                90,272           84,799
UPC Norge........................................                82,532           84,874
ElTele Ostfold...................................                26,054                -
Monor............................................                22,929           24,268
UPC Slovensko s.r.o..............................                22,715           22,883
UPC Belgium......................................                21,816           20,863
Other............................................                41,198           12,852
                                                          -------------   --------------
                                                              4,035,829        2,745,080
    Accumulated amortization.....................              (263,265)        (133,667)
                                                          -------------   --------------
    Goodwill and other intangible assets, net....             3,772,564        2,611,413
                                                          =============   ==============


8.  Short-Term Debt
                                                             June 30,      December 31,
                                                               2000            1999
                                                          -------------   --------------
UPC Bridge Loan.................................                300,000                -
New A2000 Facilities............................                231,428                -
Stjarn Seller's Note (1)........................                104,864           99,378
DIC Loan........................................                 46,843                -
Gelrevision Facility............................                 34,941                -
Stjarn Facilities...............................                  8,331           39,088
A2000 Facility..................................                      -           20,447
Other Bank Loans................................                  8,588            4,328
                                                          --------------  --------------
         Total..................................                 734,995         163,241
                                                          ==============  ==============

(1) Subsequent to June 30, 2000, the Stjarn Seller's Note reached maturity. UPC has elected to settle the note in Ordinary Shares A.

UPC Bridge Loan

   In connection with the K&T acquisition, UPC Nederland has received a short term bridge loan of Euro 500 million secured with guarantees of certain of our dutch assets. Drawdowns on the UPC Bridge Loan were to refinance certain existing intercompany loans from UPC NV. The UPC Bridge Loan expires in December 2000. The UPC Bridge Loan bears an annual interest rate of EURIBOR + 2.0% / 2.5%. UPC intends to use the Euro 4 billion financing (see Note 9) to fully repay this facility. Subsequent to June 30, 2000 the remaining Euro 200 million has been drawn.

Stjarn Facilities

   In June, all outstanding debt under the Term A facility was repaid, while the current account facility is still in place (SEK 150 million).

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A2000 Facility Refinancing

   In January 2000, UPC Netherlands (A2000) refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility ("New A2000 Facilities") of 49.9 million, subject to certain availability covenants. The facilities are secured by mortgages and pledges, including pledges on the shares of A2000 Holding, Kabeltelevisie Amsterdam and A2000 Hilversum. The borrowers are restricted from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. These facilities bear an annual interest rate of EURIBOR +1.0%. The facilities expire in December 2000.

9.  Long-Term Debt

                                                      As of         As of
                                                     June 30,    December 31,
                                                       2000          1999
                                                    ---------    ------------

Senior Notes July 1999 Offering..............       1,524,599      1,473,840
Senior Notes October 1999 Offering...........       1,024,567        985,739
Senior Notes January 2000 Offering...........       1,688,507             --
UPC Senior Credit Facility...................         556,814        357,482
@Entertainment Notes.........................         293,165        284,310
UPC Nederland Facilities.....................         363,403        584,650
UPC France Facilities........................         211,179        145,249
Other........................................          63,918        122,431
                                                    ---------    ------------
                                                    5,726,152      3,953,701
      Less current portion...................         (12,158)       (50,291)
                                                    ---------    ------------
         Total...............................       5,713,994      3,903,410
                                                    =========    ============

January 2000 Senior Notes and Discount Notes Offering

   In January 2000, UPC closed a bond offering consisting of four tranches: USD 300 million of senior notes due 2010 with an 11 1/2 % coupon; USD 600 million and Euro 200 million of senior notes due 2010 with an 11 1/4% coupon; and USD
1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% with a notional value of Euro 297 million until August 2008.

Stand-by Facility

   At the end of March 2000, a fully committed Euro 2.0 billion stand-by revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. When drawn, the facility will bear interest of EURIBOR +6.0 -7.0%, stepping up after March 31, 2001 with periodic increases capped at an annual rate of 18.0%. An annual commitment fee of 0.50% is applicable over the undrawn amount. A drawing fee ranging from 1.5% to 2.0% is applicable for each drawing. The commitment terminates on December 31, 2000, and reaches maturity on March 29, 2007.

UPC France Refinancing

   On April 7, 2000 Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a Euro 250 million Bridge Facility of which Euro 148 million was outstanding at June 30, 2000. The refinancing of the Rhone Vision Cable Credit Facility with this facility is envisaged for the third quarter of 2000. Availability is subject to revenues and debt to equity ratios. In general, this facility restricts the payment of dividends and distributions.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Euro 4 Billion Financing

     UPC has accepted an 8.0 and 8.75-year Euro 4 billion operating and term loan commitment ("The UPC Bank Facilities"). The UPC Bank Facilities will bear interest at EURIBOR + 0.75% - 4.0% depending on certain ratios. The UPC Bank Facilities are arranged and fully underwritten by Chase Manhattan Bank and Toronto Dominion Securities, with further syndication underway. The facilities will refinance existing operating company bank debt currently totaling approximately Euro 1.7 billion, as of June 30, 2000. The new loan facilities will be used to finance the further digital rollout and triple play on the existing cable television companies currently owned by UPC, except for its Polish and German assets. It is envisaged that the loan will be closed and drawn in the third quarter of 2000.


10.  Commitments and Contingencies

Leases

     UPC has entered into various long-term agreements with third parties, varying in term from 10 to 15 years, for indefeasible rights of use ("IRU's") on fiber optic cable. Under these agreements UPC has commitments for discounted future minimum lease payments and for operation and maintenance charges, which total to approximately Euro 125.0 million.

     A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. At June 30, 2000, these leases had an aggregate minimum commitment of approximately USD170.0 million (178.3 million) over the next seven years.

     UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately USD114.0 million (119.5 million) payable in monthly installments based on capacity used.

Programming, Broadcast and Exhibition Rights

    A subsidiary of UPC has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its digital direct-to-home ("DTH") and cable systems. At June 30, 2000, these long-term agreements had an aggregate minimum commitment of approximately USD197.8 million (207.4 million) over the next seven years.

    UPC has entered into a long-term programming agreement for the right to receive and transmit programming for certain of its cable systems. The initial term of the agreement is seven years, but may be extended for an additional period of three years. UPC pays a monthly license fee based on subscribers and other factors, with initial minimum aggregate total costs of approximately USD153.5 million (161.0 million).


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

United Indenture

     As a subsidiary of United, UPC's activities are restricted by the covenants in United's indentures dated February 5, 1998 and April 29, 1999 (the ''United Indentures''). The United Indentures generally limit the additional amount of debt that UPC or its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) may not exceed 7.0 times the borrower's consolidated operating cash flow; (ii) operating cash flow must exceed 1.75 times its consolidated interest expense; or (iii) may not exceed 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the United Indentures at the time of the borrowing. The United Indentures also restrict UPC's ability to make certain asset sales and certain payments. UPC has agreed with United that it will not take any action that would result in a breach of the United Indenture covenants. The maturity dates of the United Indentures are February 2008 and May 2009, respectively.

Microsoft Warrants Agreement

     On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC granted Microsoft warrants to purchase up to 11,400,000 shares or ADSs at Microsoft's option, at an exercise price of USD9.33 (Euro 9.78). Half of the warrants are exercisable after one year from issuance for a period of up to three years. The other half of the warrants were to vest and

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

become exercisable based on certain performance criteria to be established in the definitive agreements. The first half of the warrants were for the right to negotiate the licensing of technology from Microsoft under definitive agreements to be negotiated in the future. UPC recorded as contract acquisition rights approximately 29.2 million associated with the first half of the warrants. The accounting for the cost associated with the second half of the warrants was not initially recognized as it depended on the establishment of the ultimate nature of the performance criteria related to earning these warrants.

     In May 2000, UPC and Microsoft entered into an Interim Technology Agreement. The Interim Technology Agreement is effective until either June 30, 2003 or the execution of a definitive technology agreement. The Interim Technology Agreement is non-exclusive and was entered into for the purpose of assisting UPC in delivering interactive TV to UPC customers using a Microsoft platform. Simultaneously with entering into the Interim Technology Agreement, Microsoft announced its intention to exercise the first tranche of warrants and the original warrant agreement was modified to waive the performance criteria on the second tranche of warrants. The total cash exercise price payable by Microsoft upon the exercise of the first tranche of warrants is USD53.2 million (Euro 55.8 million), which will be offset by a development contribution of USD20.0 million (Euro 21.0 million) from UPC to Microsoft under the Interim Technology Agreement. The USD20.0 million (Euro 21.0 million) payment will be accounted for as a contract acquisition right for the technology associated with the Interim Technology Agreement. The second tranche of warrants is also accounted for as a contract acquisition right of approximately USD108.2 million (Euro 121.0 million). The amortization period for the remaining contract rights from the first tranche of warrants and the new contract rights from the second tranche of warrants, as well as the USD20.0 million (Euro 21.0 million) development contribution, will be the three year life of the Interim Technology Agreement. The exercise of the first tranche of warrants and the net cash payment to UPC is expected to occur in the third quarter of 2000.

12.  Segment and Geographic Information

     UPC's business has historically been derived from its cable television segment. This service has been provided in various European countries where UPC owns and operates its systems. During 1997, UPC introduced internet/data services and during 1999 UPC introduced telephone services in several of its systems and began to develop its content and programming business. In August 1999, UPC acquired @Entertainment, which has a DTH business. In 1999, UPC began separating its competitive local exchange carrier ("CLEC") business, which is included in the telephone segment.

     UPC evaluates performance and allocates resources at the geographic country level and by business line. The key operating performance criteria used in this evaluation include revenue growth and operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"). Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from UPC's operations from period to period and thus to value its business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. UPC is not entirely unrestricted to use the cash represented by its Adjusted EBITDA. Several of UPC's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit UPC's use of cash. UPC's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A summary of the segment information by geographic area is as follows:

                                                         Revenue for the Three Months Ended June 30, 2000
                              ---------------------------------------------------------------------------------------------------
                                                                                                  Digital/
                                 Cable                    Internet/                               Corporate     Inter-
                              Television   Telephony         Data       DTH     Programming       & Other      company      Total
                              ----------   ---------      ---------  --------   -----------       ---------    -------    -------
The Netherlands:
  Corporate...............             -           -              -         -             -               -          -          -
  UPCtv...................             -           -              -         -           686               -          -        686
  chello..................             -           -          7,231         -             -               -     (7,166)        65
  Priority Telecom........             -       3,492              -         -             -               -          -      3,492
  Operating companies.....        57,045      24,734          8,926         -             -             363          -     91,068
Austria...................        20,527       7,827          6,444         -             -               -          -     34,798
Belgium...................         4,033         349          1,091         -             -               -          -      5,473
Czech Republic............         6,034         240              -         -             -             735          -      7,009
Norway....................        12,103         800            574         -             -               -          -     13,477
Hungary ..................        11,501       5,325             70         -             -               7          -     16,903
France....................        15,047       2,324            644         -             -               -          -     18,015
Poland....................        18,402           -              -    13,063        14,971               -    (14,243)    32,193
Sweden....................         8,282         234          1,587         -             -               -          -     10,103
Other ....................         4,041           -              -         -             -             666          -      4,707
                              ----------   ---------      ---------  --------   -----------       ---------    -------    -------
 Total ...................       157,015      45,325         26,567    13,063        15,657           1,771    (21,409)   237,989
                              ==========   =========      =========  ========   ===========       =========    =======    =======


                                                         Revenue for the Three Months Ended June 30, 1999
                              ---------------------------------------------------------------------------------------------------
                                                                                                  Digital/
                                 Cable                    Internet/                               Corporate     Inter-
                              Television   Telephony         Data       DTH     Programming       & Other      company      Total
                              ----------   ---------      ---------  --------   -----------       ---------    -------    -------
The Netherlands:
  Corporate..............              -           -              -         -             -             688          -        688
  UPCtv..................              -           -              -         -            12               -          -         12
  chello.................              -           -          1,306         -             -               -     (1,306)         -
  Priority Telecom.......              -           -              -         -             -               -          -          -
  Operating companies....         24,519       5,779            840         -             -               -          -     31,138
Austria..................         19,451         934          2,620         -             -               -          -     23,005
Belgium..................          3,750           -            525         -             -               -          -      4,275
Czech Republic...........          1,122           -              -         -             -               -          -      1,122
Norway...................         11,437          29             95         -             -               -          -     11,561
Hungary .................          7,949           -             17         -             -               -          -      7,966
France...................          1,394         320            120         -             -               -          -      1,834
Poland...................              -           -              -         -             -               -          -          -
Sweden...................              -           -              -         -             -               -          -          -
Other ...................          1,289           -              -         -            213              -          -      1,502
                              ----------   ---------      ---------  --------   ------------      ---------    -------    -------
 Total ..................         70,911       7,062          5,523         -            225            688     (1,306)    83,103
                              ==========   =========      =========  ========    ===========      =========    =======    =======


                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                         Revenue for the Six Months Ended June 30, 2000
                              --------------------------------------------------------------------------------------------------
                                                                                               Digital/
                                Cable                  Internet/                               Corporate     Inter-
                              Television   Telephony     Data        DTH      Programming       & Other      company     Total
                              ----------   ---------   ---------  ---------   -----------      ---------     -------    --------
The Netherlands:
  Corporate.................           -           -           -          -             -                          -           -
  UPCtv.....................           -           -           -          -         1,197              -           -       1,197
  chello....................           -           -      12,662          -             -              -     (12,547)        115
  Priority Telecom..........           -       5,359           -          -             -              -           -       5,359
  Operating companies.......     100,335      40,469      14,180          -             -            363           -     155,347
Austria.....................      41,224      14,948      12,041          -             -              -           -      68,213
Belgium.....................       7,677         627       1,903          -             -              -           -      10,207
Czech Republic..............      12,312         498           -          -             -          1,770           -      14,580
Norway......................      24,366       1,255         978          -             -              -           -      26,599
Hungary ....................      23,267      10,624         128          -             -              7           -      34,026
France......................      29,127       4,199       1,053          -             -              -           -      34,379
Poland......................      35,660           -           -     22,673        27,985              -     (26,809)     59,509
Sweden......................      16,502         234       2,432          -             -              -           -      19,168
Other.......................       7,978           -           -          -             -            912           -       8,890
                              ----------   ---------   ---------  ---------   -----------      ---------     -------    --------
 Total......................     298,448      78,213      45,377     22,673        29,182          3,052     (39,356)    437,589
                              ==========   =========   =========  =========   ===========      =========     =======    ========


                                                         Revenue for the Six Months Ended June 30, 1999
                              --------------------------------------------------------------------------------------------------
                                                                                               Digital/
                                Cable                  Internet/                               Corporate     Inter-
                              Television   Telephony     Data        DTH      Programming       & Other      company     Total
                              ----------   ---------   ---------  ---------   -----------      ---------     -------    --------
The Netherlands:
  Corporate................            -           -           -          -             -          1,478           -       1,478
  UPCtv....................            -           -           -          -            12              -           -          12
  chello...................            -           -       1,698          -             -              -      (1,698)          -
  Priority Telecom.........            -           -           -          -             -              -           -           -
  Operating companies......       39,374       8,971       1,141          -             -              -           -      49,486
Austria....................       39,247       1,046       4,729          -             -              -           -      45,022
Belgium....................        7,332           -         931          -             -              -           -       8,263
Czech Republic.............        2,138           -           -          -             -              -           -       2,138
Norway.....................       22,364          31         180          -             -              -           -      22,575
Hungary....................       15,830           -          45          -             -              -           -      15,875
France.....................        2,812         329         128          -             -              -           -       3,269
Poland.....................            -           -           -          -             -              -           -           -
Sweden.....................            -           -           -          -             -              -           -           -
Other......................        2,127           -           -          -           389              -           -       2,516
                              ----------   ---------   ---------  ---------   -----------      ---------     -------    --------
 Total.....................      131,224      10,377       8,852          -           401          1,478      (1,698)    150,634
                              ==========   =========   =========  =========   ===========      =========     =======    ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                    Adjusted EBITDA for the Three Months Ended June 30, 2000
                                     -----------------------------------------------------------------------------------------
                                                                                                         Digital/
                                        Cable                    Internet/                               Corporate
                                      Television    Telephony       Data       DTH       Programming       & Other      Total
                                     -----------    ---------    ---------  -------     ------------     ---------    --------
The Netherlands:
 Corporate.....................                -           -            -        -                -       (22,314)    (22,314)
 UPCtv.........................                -           -            -        -          (12,553)            -     (12,553)
 chello........................                -           -      (33,957)       -                -        (1,231)    (35,188)
 Priority Telecom..............                -     (10,985)           -        -                -             -     (10,985)
 Operating companies...........           28,123     (10,386)      (6,236)       -                -        (4,541)      6,960
Austria........................           11,084      (1,874)         336        -                -             -       9,546
Belgium........................            1,512        (124)      (1,389)       -                -             -          (1)
Czech Republic.................            1,352          13            -      (52)               -           215       1,528
Norway.........................            4,408      (3,393)        (955)       -                -          (127)        (67)
Hungary........................            4,173       2,906       (1,060)     (80)               -             7       5,946
France.........................            5,171      (6,787)      (3,078)       -                -          (311)     (5,005)
Poland.........................              433           -            -   (1,264)         (12,650)         (875)    (14,356)
Sweden.........................            2,782      (1,077)      (2,419)       -                -             -        (714)
Other .........................            1,428         553       (3,196)     (59)            (136)          593        (817)
                                     -----------    ---------    ---------  -------       ----------      --------    --------
  Total .......................           60,466     (31,154)     (51,954)  (1,455)         (25,339)      (28,584)    (78,020)
                                     ===========    =========    =========  =======       ==========      ========    ========


                                                    Adjusted EBITDA for the Three Months Ended June 30, 1999
                                     -----------------------------------------------------------------------------------------
                                                                                                         Digital/
                                        Cable                    Internet/                               Corporate
                                      Television   Telephony       Data       DTH       Programming       & Other       Total
                                     -----------------------------------------------------------------------------------------
The Netherlands:
 Corporate.....................                -           -            -       -                 -        (5,614)     (5,614)
 UPCtv.........................                -           -            -       -            (2,292)            -      (2,292)
 chello........................                -           -      (12,187)      -                 -             -     (12,187)
 Priority Telecom..............                -        (543)           -       -                 -             -        (543)
 Operating companies...........           11,829      (1,689)      (1,058)      -                 -          (311)      8,771
Austria........................           10,548      (2,759)          15       -                 -             -       7,804
Belgium........................            1,335           -         (448)      -                 -             -         887
Czech Republic.................              (38)          -            -       -                 -             -         (38)
Norway.........................            5,358      (1,060)        (878)      -                 -             -       3,420
Hungary .......................            2,426           -          (10)      -                 -             -       2,416
France.........................             (151)     (1,175)        (380)      -                 -             -      (1,706)
Poland.........................                -           -            -       -                 -             -           -
Sweden.........................                -           -            -       -                 -             -           -
Other .........................              432           -          (80)      -              (393)            -         (41)
                                     -----------    ---------    ---------  -------       ----------      --------    --------
  Total .......................           31,739      (7,226)     (15,026)      -            (2,685)       (5,925)        877
                                     ===========    =========    =========  =======       ==========      ========    ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                      Adjusted EBITDA for the Six Months Ended June 30, 2000
                                    -----------------------------------------------------------------------------------------
                                                                                                       Digital/
                                      Cable                    Internet/                               Corporate
                                    Television   Telephony       Data        DTH      Programming       & Other       Total
                                    ----------   ---------     ---------   -------    -----------      ---------    ---------
The Netherlands:
  Corporate........................          -           -             -         -              -        (45,015)     (45,015)
  UPCtv.........,,,................          -           -             -         -        (20,200)             -      (20,200)
  chello...........................          -           -       (61,106)        -              -         (1,231)     (62,337)
  Priority Telecom.................          -     (13,719)            -         -              -              -      (13,719)
  Operating companies..............     49,595     (20,836)      (11,515)        -              -         (4,541)      12,703
Austria............................     22,328      (3,443)          504         -              -              -       19,389
Belgium............................      2,973        (265)       (2,523)        -              -              -          185
Czech Republic.....................      2,280          36             -       (52)             -            631        2,895
Norway.............................      9,313      (6,217)       (1,804)        -              -           (127)       1,165
Hungary ...........................      7,817       5,846        (2,129)      (80)             -              7       11,461
France.............................      6,688      (9,533)       (4,064)        -              -           (311)      (7,220)
Poland.............................      1,505           -             -    (5,607)       (27,259)        (1,199)     (32,560)
Sweden.............................      6,518      (1,782)       (4,505)        -              -              -          231
Other .............................      3,095         373        (4,895)      (59)          (200)          (717)      (2,403)
                                    ----------   ---------     ---------   -------    -----------      ---------    ---------
  Total ...........................    112,112     (49,540)      (92,037)   (5,798)       (47,659)       (52,503)    (135,425)
                                    ==========   =========     =========   =======    ===========      =========    =========


                                                    Adjusted EBITDA for the Six Months Ended June 30, 1999
                                    -----------------------------------------------------------------------------------------
                                                                                                       Digital/
                                      Cable                    Internet/                               Corporate
                                    Television   Telephony       Data        DTH      Programming       & Other       Total
                                    ----------   ---------     ---------   -------    -----------      ---------    ---------
The Netherlands:
  Corporate........................          -           -             -         -              -        (10,262)     (10,262)
  UPCtv............................          -           -             -         -         (2,830)             -       (2,830)
  chello...........................          -           -       (17,657)        -              -              -      (17,657)
  Priority Telecom.................          -        (692)            -         -              -              -         (692)
  Operating companies..............     19,508      (2,611)       (1,547)        -              -           (311)      15,039
Austria............................     21,818      (4,779)         (144)        -              -              -       16,895
Belgium............................      2,322           -        (1,064)        -              -              -        1,258
Czech Republic.....................       (256)          -             -         -              -              -         (256)
Norway.............................      9,952      (2,509)       (1,992)        -              -              -        5,451
Hungary ...........................      5,123           -           (12)        -              -              -        5,111
France.............................       (156)     (2,135)         (837)        -              -              -       (3,128)
Poland.............................          -           -             -         -              -              -            -
Sweden.............................          -           -             -         -              -              -            -
Other .............................        619           -           (80)        -         (2,248)             -       (1,709)
                                    ----------   ---------     ---------   -------    -----------      ---------    ---------
  Total ...........................     58,930     (12,726)      (23,333)        -         (5,078)       (10,573)       7,220
                                    ==========   =========     =========   =======    ===========      =========    =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:


                                                           For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                                           -----------------------------------    ---------------------------------
                                                                 2000               1999               2000               1999
                                                           -----------------  ----------------    ----------------   --------------
Adjusted EBITDA......................................                (78,020)              877            (135,425)           7,220
Depreciation and amortization........................               (159,162)          (38,665)           (289,865)         (67,343)
Stock-based compensation ............................                 79,459           (28,872)             27,421          (45,462)
                                                           -----------------  ----------------    ----------------   --------------
Net operating loss...................................               (157,723)          (66,660)           (397,869)        (105,585)
Interest income......................................                  8,756             3,907              22,129            6,135
Interest expense.....................................               (167,289)          (10,828)           (307,682)         (28,183)
Foreign exchange gain (loss) and other income
 (expense), net......................................                (43,999)            5,781            (123,952)           5,459
                                                           -----------------  ----------------    ----------------   --------------
Net loss before income taxes and other items.........               (360,255)          (67,800)           (807,374)        (122,174)
Share in results of affiliated companies, net........                 (9,843)           (5,852)            (31,058)         (15,051)
Minority interests in subsidiaries...................                  1,506                87               2,490               52
                                                           -----------------  ----------------    ----------------   --------------
Net loss before income tax benefit...................               (368,592)          (73,565)           (835,942)        (137,173)
                                                           =================  ================    ================   ==============

                                            Total Assets
                                 ----------------------------------
                                 As of June 30,   As of December 31,
                                      2000             1999
                                 ----------------------------------
The Netherlands:
  Corporate.................           1,670,020        1,939,369
  UPCtv.....................              35,067           28,427
  chello....................              88,651           36,609
  Priority Telecom..........              59,407            4,164
  Operating companies.......           3,093,887        1,526,945
Austria.....................             416,526          354,120
Belgium.....................              50,189           47,528
Czech Republic..............             164,037          158,812
Norway......................             263,926          243,451
Hungary ....................             301,504          214,108
France......................             794,469          495,673
Poland......................           1,237,129        1,211,373
Sweden......................             447,753          471,944
Other ......................              96,495           76,740
                                 ----------------   --------------
  Total ....................           8,719,060        6,809,263
                                 ================   ==============

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Comprehensive Income (Loss)

     The components of total comprehensive income (loss) are as follows:

                                                      For the Three Months Ended          For the Six Months Ended
                                                               June 30,                           June 30,
                                                      --------------------------          ------------------------
                                                          2000           1999                 2000         1999
                                                      -------------  ------------         ------------  ----------
Net loss...........................................       (368,157)       (72,891)          (835,528)     (136,665)
Other comprehensive income (loss):
    Change in cumulative translation adjustments...        (33,226)          (807)             2,875         3,813
    Change in unrealized gain (loss) on investments       (102,426)        69,329            (53,664)      136,135
                                                      -------------  ------------         ------------  ----------
          Total comprehensive income (loss)........       (503,809)        (4,369)          (886,317)        3,283
                                                      =============  =============        ============  ==========

14.  Subsequent Events

Award of Fixed Wireless License in France

     On July 12, 2000, UPC announced its Priority Wireless subsidiary was awarded one of the two national French fixed wireless licenses. The license gives UPC access to both 3.5 and 26GHz spectrum throughout France. The license was awarded at no cost by the Autorite de Regulation des Telecommunications
(ART), the French regulatory authority. UPC won this license jointly with Marine-Wendel and NRJ through their consortium Fortel, in which Priority
Wireless has a 47.5% interest.   UPC will be responsible for constructing,
managing, and delivering services over the network.

Agreement with Excite@Home to Form Joint Venture

     On July 18, 2000, UPC, United and Excite@Home announced an agreement to merge UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form Excite chello. Excite chello will combine Excite@Home's international portal, media and high-speed data ventures with chello's high-speed internet operations and its exclusive access to the
broadband networks of UPC and United.   The Excite brand will be the consumer
media experience for all Excite chello portal services and the chello brand will
be the new company's broadband access service.   The merger is expected to close
by year end 2000, pending regulatory approval, consent of certain international partners and close of financing. In addition, Liberty has agreed to invest
200.0 million in Excite chello, and each of Excite@Home and United have committed to invest 100.0 million. The investment by Liberty Media, Excite@Home and United will all be in the form of convertible notes.

Acquisition of DattelKabel

     On July 27, 2000, UPC acquired 100% of the equity interest in DattelKabel, a.s. from Nuon International Projects B.V. (a wholly owned subsidiary of Nuon, N.V.). DattelKabel is a Prague-based cable TV operator. UPC has paid 41.5 million for DattelKabel including approximately 18.7 million of assumed debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------
            (Stated in thousands of Euros, unless stated otherwise)

   The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' and potential subscribers' acceptance of our newer technology and internet/data services, our ability to manage and grow our newer telephone and internet/data services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, risks inherent in investment and operations in foreign countries, changes in government regulation, and changes in the nature of key strategic relationships with joint ventures. We have announced many potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the three and six months ended June 30, 2000 and 1999, as restated to include Ibercom, Inc. for all periods in which its operations were part of United's consolidated results, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

                                  Introduction

   Our network footprint covers 17 counties in Europe and Israel. We provide communications services in many European countries through our business lines: cable television, telephony, internet/data services, DTH and programming. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. We intend to continue to increase our presence in the European market through acquisitions as the European telecommunications market consolidates, and to implement our branded package of video, voice and internet/data product offerings in systems we acquire.

   We commenced our present business in July 1995. Most of our operating systems have provided video services for a long time. During late 1997, we introduced internet/data services as a product offering in our consolidated systems. During 1998, we began the development of several other new businesses including chello broadband, Priority Telecom and UPCtv. During 1998, the internet/data service business and telephone business were developed at both
local country operating companies and at the corporate Pan-European level.   In
1999, we began development of our CLEC business and our wireless business. Also in 1999, through the acquisition of @Entertainment, we acquired a DTH platform.

                                  Acquisitions

   Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures. The following table summarizes our larger acquisitions during 1999 and the first six months of 2000.


                                         Interest                                    Closing               Purchase
Operating Companies                      Acquired           Location                   Date                  Price
-------------------------------------   ----------    --------------------    ----------------------    ---------------
                                                                                                       (millions of euro)
UTH (1)..............................       49%           The Netherlands            February 1999                235.1
Gelrevision..........................      100%           The Netherlands              June 1999                  106.1
SBS..................................     13.3%            Pan-European            July/August 1999                93.0
                                          10.2%            Pan-European              February 2000                162.5
Stjarn...............................      100%               Sweden                   July 1999                  371.1
Videopole............................      100%               France                  August 1999                 126.8
Time Warner Cable France.............      100%               France                  August 1999                  80.3
@Entertainment.......................      100%               Poland                  August 1999                 750.7
A2000 (2)............................       50%           The Netherlands            September 1999               214.0(4)
                                                            Czech/Slovak
Kabel Plus...........................     94.6%              Republics                October 1999                141.9
Primacom AG..........................     25.1%               Germany          December 1999 - March 2000         344.2
Intercomm............................      100%               France                 February 2000                100.0
Tebecai..............................      100%           The Netherlands            February 2000                 62.2
ElTele Ostfold / Vestfold............      100%               Norway                   March 2000                  39.3
Kabel Haarlem B.V....................      100%           The Netherlands              March 2000                  62.2
Eneco K&T Group......................      100%           The Netherlands              March 2000               1,046.3(4)
UPC Magyarorszag (3)..................   20.75%               Hungary                  March 2000                  63.9

(1)  We acquired the 49% of UTH which we did not already own.
(2)  We acquired the 50% of A2000 which we did not already own.
(3)  We acquired the 20.75% of UPC Magyarorszag which we did not already own.
(4)  Including acquired/assumed receivables.

                     Cable Distribution Activities in 2000

Acquisition of Intercomm France

  In February 2000, our subsidiary, UPC France, acquired Intercomm France
("Intercomm") from Intercomm Holdings.   This acquisition added approximately
550,000 franchise homes to our cable footprint in France.   Over 400,000 of
Intercomm's homes are located close to a number of the properties acquired by us in our 1999 acquisitions of the Reseaux Cables de France and Videopole networks,
thus facilitating the roll-out of our triple play strategy in those areas.   We
funded this acquisition with a 36 million cash payment and 8% of the shares in UPC France.

Acquisition of Tebecai Netwerken B.V. and Tebecai Telecom B.V.

  In February 2000, we acquired Tebecai Netwerken B.V. and Tebecai Telecom B.V. ("Tebecai"), a cable system based in the east of The Netherlands. Tebecai owns and operates cable networks in Zutphen, Doetinchem and the surrounding municipalities. At closing, the company had approximately 78,000 basic cable television subscribers and 2,800 internet subscribers. Tebecai's network is fully upgraded and 80% two-way capable. The Tebecai transaction continues our strategy of acquiring cable systems which are located adjacent to our existing operations.

Acquisition of ElTele Ostfold and Vestfold

  In March 2000, we acquired 100% of the equity of ElTele Ostfold and
Vestfold from the energy companies Fredrikstad Energi as, Ostfold Energiverk and Hafslund. At closing, ElTele Ostfold and Vestfold had approximately 300 kilometers of fibre and approximately 125 business customers between them and are among the leading providers of broadband services to business customers in
the Ostfold, Vestfold, Telemark and Buskerud regions of Norway.   The business
activities of the companies will be incorporated into UPC's Priority Telecom CLEC division while the infrastructure will be managed by UPC Norway and used to service both business and residential customers. As a result of the acquisition, we also acquired a 26 GHZ spectrum in Norway.

Acquisition of UPC Magyaroszag Minority Interest

   In March 2000, we acquired the 20.75% minority stake in UPC Magyaroszag for 63.9 million in cash. This transaction allowed us to assume 100% control of its Hungarian operations.

Acquisition of Kabel Haarlem B.V.

   In March 2000, we acquired 100% of the Haarlem cable network in The Netherlands for 62.2 million. We plan to introduce our cable telephone and high speed internet services to subscribers of the Haarlem cable network as quickly as possible. We will also introduce our digital set-top computer to subscribers of the network in the fourth quarter of 2000.

Acquisition of Eneco K&T Group

   In March 2000, we acquired the Eneco K&T Group ("K&T") for a consideration of 1,046.3 million, including acquired receivables of 225.6 million. K&T owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities. With approximately 610,000 homes passed, K&T had some 590,000 basic cable television subscribers and over 6,000 broadband Internet subscribers, at closing. K&T's network is substantially upgraded and, with 85% of the network two-way capable, we are ready to offer most of these customers interactive broadband services. In addition, K&T's glass fibre ring which covers an area of approximately 100km around The Hague, offers us the opportunity to quickly roll out internet/data and telephone services and rapidly build its base of business subscribers in The Netherlands.

Agreement to Acquire EWT/TSS Group

   In April 2000, we announced that, our subsidiary UPC Germany Gmbh ("UPC Germany"), has agreed to acquire 100% of EWT/TSS Group ("EWT/TSS"). The consideration for the acquisition is 25% cash and 75% stock in UPC Germany. EWT/TSS is the fourth largest independent German broadband cable operator and has approximately 1.1 million homes passed and 650,000 subscribers in Germany. The company offers broadband cable video and Internet access services and has commenced cable telephone services in Berlin. Following this transaction, our interest in UPC Germany will be 51%. We expect the acquisition to close in the third quarter of 2000. After completion of the transaction, the Stritzl family, who currently run the company, will retain significant influence on the operations of the EWT/TSS group by becoming a large minority shareholder in UPC Germany.

Agreement to Acquire Interest in Telewest Communications plc

   On June 26, 2000, we announced our agreement to acquire a 25% economic interest in Telewest Communications plc ("Telewest"), with approximately 4.7 million homes passed, 1.2 million cable subscribers and 1.7 million fixed line telephony subscribers per date of announcement. We will acquire the economic interest in Telewest from United as part of a series of related transactions by United and Liberty Media Corporation ("Liberty") whereby Liberty will contribute to United its European and Latin American broadband assets in return for USD 200 million cash and 75.3 million Class B Common Shares of United.

   The Liberty broadband assets contributed to United will include a non-voting, 99% economic interest in a limited liability company ("LLC") which holds
724.3 million ordinary shares of Telewest, representing approximately 25% of the total issued share capital in Telewest. Subsequent to closing, United will contribute the LLC interest to us in exchange for 128.2 million of our shares, increasing United's ownership in us from approximately 51% today to 61% on a pro forma basis. The remaining 1% of the LLC and sole management power over the LLC will be held by Liberty. We have a right to obtain this interest after clearance of all appropriate regulatory and third party approvals.

   Closing of the transaction is subject to certain regulatory, shareholder and third party approvals which the parties expect to complete in the fourth quarter.

Acquisition of DattelKabel

   In July 2000, we acquired 100% of the equity interest in DattelKabel, a.s. from Nuon International Projects B.V. (a wholly owned subsidiary of Nuon, N.V.). DattelKabel is a Prague-based cable TV operator. DattelKabel had approximately 130,500 homes passed and 55,325 basic cable TV subscribers at the time of closing of this transaction. Dattelkabel also has around 1,425 residential and business broadband internet customers. Its network has been fully upgraded to 862 MHz standard, with over 94% of homes passed capable of receiving two-way signals.

   The purchase price was 41.5 million for DattelKabel, including approximately
18.7 million of assumed debt.

                          Internet Activities in 2000

Agreement with Excite@Home to Form Joint Venture

   On July 18, 2000, together with United and Excite@Home, we announced an agreement to merge our chello broadband subsidiary with Excite@Home's international broadband operations to form Excite chello. Excite chello will combine Excite@Home's international portal, media and high-speed data ventures with chello's high-speed internet operations and its exclusive access to our and United's broadband networks. The Excite brand will be the consumer media experience for all Excite chello portal services and the chello brand will be the new company's broadband access service. The merger is expected to close by year end 2000, pending regulatory approval, consent of certain international partners and close of financing. In addition, Liberty has agreed to invest 200.0 million in Excite chello, and each of Excite@Home and United have committed to invest 100.0 million . The investment by Liberty, Excite@Home and United will all be in the form of convertible notes.

Receipt of License to Offer Internet Service in Poland

   On July 28, 2000, we announced that a subsidiary of @Entertainment, Polska Telewizja Kablowa ("PTK") was granted a data transmission license by the Ministry of Communications for rendering of telecommunication services and a permit to build and use telecommunication networks. The data transmission license enables PTK to introduce internet access over all its cable networks in Poland. PTK plans to gradually introduce internet services in the cities where PTK operates upon completion of upgrading of networks and testing the service. The first cities will be Warsaw and Krakow. In Poland, just like in other countries, we will offer the internet access service through our subsidiary, chello broadband.


                          Telephony Activities in 2000

Agreement to Acquire Cignal Global Communications

   In April 2000, Priority Telecom, announced that it has signed a Memorandum of Understanding to acquire Cignal Global Communications ("Cignal"), a US-based provider of global network services. Priority Telecom is acquiring 100% of Cignal in exchange for a 16% interest in Priority Telecom.

   The networks will combine Cignal's seven Gbps of long-haul capacity connecting Europe, the Americas and Asia with Priority Telecom's access to 12,000+ kms of local loop fibre in key European cities including Oslo, Stockholm, Amsterdam, Rotterdam, Brussels, Vienna, Prague and Budapest. The combined companies currently operate in 18 markets providing access to approximately 750,000 businesses, and plan to market a wide range of products and services including broadband data, private IP networking, ATM, hosting, leased line and voice services.

Awards of Wireless Licenses

   In March 2000, our wireless communications division, Priority Wireless, won two national licenses to build and operate broadband fixed wireless access networks in the 3.5 GHz band in Spain and Switzerland. In addition, we were awarded regional 26 GHZ licenses in Geneva and Zurich. The Spanish license was awarded at no cost by the Ministry of Public Works and Telecommunications in a competitive tender based on technical and financial ability. Priority Wireless won the Swiss license for 95.2 million by competing in a public auction.

   In April 2000, Priority Wireless secured another broadband fixed wireless
access license in Finland.   The Finnish license is a 26 GHz broadband fixed
wireless access license which covers nine regions in Finland, including the capital Helsinki. The license was granted at no cost by Finland's regulatory authority.

   In July 2000, Priority Wireless was awarded one of the two national French
fixed wireless licenses.   The license gives us access to both 3.5 and 26GHz
spectrum throughout France. The license was awarded at no cost by the French regulatory authority. We won this license jointly with Marine-Wendel and NRJ through their consortium Fortel in which Priority Wireless has a 47.5% interest. We will be responsible for constructing, managing, and delivering services over the network.


                        Programming Activities in  2000

Formation of Programming Joint Venture with MTV Networks Europe

   In March 2000, UPCtv and MTV Networks Europe formed a 50/50 joint venture partnership which plans to produce and distribute two new 24-hour music channels specifically targeted at the Polish marketplace: MTV Polska, and VH1 Polska. In addition, the company will be responsible for creation and distribution of related MTV and VH1 branded web-sites, and will act as distribution agent in Poland for MTV Networks Europe's digital channel portfolio, including M2, MTV Extra, MTV Base and VH1 Classic. Both MTV Polska and VH1 Polska will be distributed via the UPC Polska DTH and PTK cable platforms as well as other cable operators.

Agreement to Develop Programming

   In April 2000, we announced the launch of a new channel in association with Buena-Vista International ("BVI"), a division of Disney Television, and Sony Pictures Entertainment ("SPE") to offer a 24 hour premium movie channel in The Netherlands and Belgium. The channel, called CineNova, shows both new and library film content from Hollywood and around the world including BVI, Columbia, Tristar and Touchstone Pictures and will be transmitted over our cable networks in both countries as well as those of MediaKabel and Casema. The channel was launched in May 2000 in The Netherlands and is expected to be available in Belgium beginning in September 2000. We have a 10% stake in the new venture, while BVI and SPE will each take a 45% stake.


                                Adjusted EBITDA

   Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA represents earnings before net interest expense, income tax expense (benefit), depreciation, amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely unrestricted to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

   The introduction of telephony services and internet/data services had a significant negative impact on operating income (loss) and Adjusted EBITDA during 1999 and the first six months of 2000. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against the incumbent operators. This negative impact is expected to decline. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur.

   We currently classify our business into six segments, comprised of 1) cable television, 2) telephony (Priority Telecom and UPC affiliates), 3) internet/data (chello and UPC affiliates), 4) DTH, 5) programming and 6) digital, corporate
and other.   Included in the telephony segment is CLEC business, which we began
separating in 1999.   The following table presents an overview of our revenue
and our Adjusted EBITDA by segment for the three and six months ended June 30, 2000 and 1999.

                                      For the Three Months Ended June 30,              For the Six Months Ended June 30,
                                      -----------------------------------              ---------------------------------
                                          2000                   1999                     2000                   1999
                                      -----------------------------------              ---------------------------------
                                            (Euros, in thousands)                            (Euros, in thousands)
Revenue:
Cable..............................     157,015                 70,911                   298,448                131,224
Telephony..........................      45,325                  7,062                    78,213                 10,377
Internet/data......................      26,567                  5,523                    45,377                  8,852
DTH................................      13,063                      -                    22,673                      -
Programming........................      15,657                    225                    29,182                    401
Digital, Corporate and Other.......       1,771                    688                     3,052                  1,478
Intercompany.......................     (21,409)                (1,306)                  (39,356)                (1,698)
                                        -------                 ------                   -------                -------
                                        237,989                 83,103                   437,589                150,634
                                        =======                 ======                   =======                =======
Adjusted EBITDA:
Cable..............................      60,466                 31,739                   112,112                 58,930
Telephony..........................     (31,154)                (7,226)                  (49,540)               (12,726)
Internet/data......................     (51,954)               (15,026)                  (92,037)               (23,333)
DTH................................      (1,455)                     -                    (5,798)                     -
Programming........................     (25,339)                (2,685)                  (47,659)                (5,078)
Digital, Corporate and Other.......     (28,584)                (5,925)                  (52,503)               (10,573)
                                        -------                 ------                   -------                -------
                                        (78,020)                   877                  (135,425)                 7,220
                                        =======                 ======                   =======                =======

                           Overview of Our Activities

   To date, our primary source of revenue has been cable television services. For the three and six months ended June 30, 2000, our cable television services accounted for approximately 66.0% and 68.2%, respectively, of our consolidated revenues, compared to 85.3% and 87.1% for the same periods in 1999. We believe that an increasing percentage of our future revenues will come from our other services. Within a decade, video services could account for half of our total revenue, as our revenues from other services continue to increase. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Our capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect.

   We believe that our new services will continue to have a negative impact on our operating income and Adjusted EBITDA due to the one-time costs associated with obtaining customers. We have defined these costs as "customer acquisition costs" and track these costs on a regular basis. Customer acquisition costs consist of sales commissions and call for action type advertising.

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

Costs of Operations

   Video services operating costs include the direct costs of programming, franchise fees and operating expenses necessary to provide the service to the subscriber. Direct costs of programming are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Franchise fees, where applicable, are generally based upon a percentage of revenue and typically range from 3% to 5% in Belgium and are approximately 13.5% in Austria. Other operating expenses include operating personnel, service vehicles, maintenance and plant electricity.

   Selling, general and administrative expenses include branding, marketing and customer acquisition costs, personnel related costs, such as legal and accounting, human resources, office facilities and other overhead costs.

Results of Operations - Cable Television

   The following table sets forth information from, or derived from, our consolidated statements of operations for the three and six months ended June 30, 2000 and 1999.


                                               For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                               -----------------------------------      ---------------------------------
                                                    2000                 1999                2000               1999
                                               -----------------------------------      ---------------------------------
                                                      (Euros, in thousands)                   (Euros, in thousands)
Service and other revenue.....................    157,015               70,911             298,448            131,224
Operating expense.............................    (59,285)             (19,976)           (116,589)           (39,950)
Selling, general and administrative expense...    (37,264)             (19,196)            (69,747)           (32,344)
                                                  -------              -------             -------            -------
                                                   60,466               31,739             112,112             58,930
Adjustments:
Stock-based compensation expense..............          -                    -                   -                  -
                                                  -------              -------             -------            -------
Adjusted EBITDA...............................     60,466               31,739             112,112             58,930
                                                  =======              =======             =======            =======
As a percentage of revenue:
Operating expense.............................      -37.8%              -28.2%              -39.1%             -30.4%
                                                  =======              =======             =======            =======
Selling, general and administrative expense...      -23.7%               -27.1%              -23.4%             -24.6%
                                                  =======              =======             =======            =======
Adjusted EBITDA...............................       38.5%               44.8%               37.6%              44.9%
                                                  =======              =======             =======            =======

Revenue - Cable Television

   During the three months ended June 30, 2000, our cable television revenue increased 86.1 million to 157.0 million from 70.9 million for the three months
ended June 30, 1999, a 121.4% increase.   During the six months ended June 30,
2000, our cable television revenue increased 167.2 million to 298.4 million from
131.2 million for the six months ended June 30, 1999, a 127.4% increase. For both the three month period and the six month period, the increase in cable television revenue resulted primarily from our acquisitions, which are included in our consolidated results of operations from their respective dates of acquisition. Cable television revenue for the three months ended June 30, 2000 attributable to acquisitions which closed subsequent to our initial public offering in February 1999 totaled 78.9 million, or 91.6% of the total increase. Of this increase, acquisitions in The Netherlands represent 43.9%, acquisitions in France represent 23.2%, the acquisition in Poland represents 11.1% and the acquisition in Sweden represents 11.8%. The increase in cable television revenue for the six months ended June 30, 2000 attributable to acquisitions which closed subsequent to our initial public offering in February 1999 totaled 155.4 million, or 92.9% of the total increase. Of this increase, acquisitions in The Netherlands represent 35.0%, acquisitions in France represent 22.8%, the acquisition in Poland represents 23.0% and the acquisition in Sweden represents 10.6%. The remaining increase in cable television revenue came from subscriber growth and increased revenue per subscriber.

Operating Expense - Cable Television

   During the three months ended June 30, 2000, our cable television operating expense increased 39.3 million to 59.3 million from 20.0 million for the three months ended June 30, 1999, a 196.5% increase. During the six months ended June 30, 2000, our cable television operating expense increased 76.6 million to 116.6 million from 40.0 million for the six months ended June 30, 1999, a 191.5% increase. The increase in cable television operating expense primarily relates to our acquisitions, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television operating expense for the three months ended June 30, 2000 attributable to acquisitions which closed subsequent to our initial public offering, totaled 29.7 million, or 75.6% of the increase. Of this increase, acquisitions in The Netherlands represents 50.6%, acquisitions in France represent 22.4%, the acquisition in Poland represents 4.7% and the acquisition in Sweden represents 9.4%. The increase in cable television operating expense for the six months ended June 30, 2000, attributable to acquisitions which closed subsequent to our initial public offering, totaled 54.7 million, or 71.3% of the increase. Of this increase, acquisitions in The Netherlands represents 35.2%, acquisitions in France represent 28.2%, the acquisition in Poland represents 15.1% and the acquisition in Sweden represents 9.3%.

   As a percentage of revenue, operating expense increased from 28.2% for the three months ended June 30, 1999 to 37.8% for the three months ended June 30, 2000 and increased from 30.4% for the six months ended June 30, 1999 to 39.1% for the six months ended June 30, 2000. This increase is primarily due to higher operating costs as a percentage of revenue for systems we acquired during 1999 and the first half of 2000. We expect to reduce this percentage in future years through revenue growth and operating efficiencies.


Selling, General and Administrative Expense - Cable Television

   During the three months ended June 30, 2000, our cable television SG&A expense increased 18.1 million to 37.3 million from 19.2 million for the three
months ended June 30, 1999, a 94.3% increase.   During the six months ended June
30, 2000, our cable television SG&A expense increased 37.4 million to 69.7 million from 32.3 million for the six months ended June 30, 1999, a 115.8% increase. The increase in cable television SG&A expense primarily relates to our acquisitions which closed subsequent to our initial public offering, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television SG&A expense for the three months ended June 30, 2000 attributable to acquisitions which closed subsequent to our initial public offering totaled 18.8 million, or 104.4% of the increase. Of this increase, acquisitions in The Netherlands represents 26.6%, acquisitions in France represent 26.1%, the acquisition in Poland represents 18.7% and the acquisition in Sweden represents 16.7%. The increase in cable television SG&A expense for the six months ended June 30, 2000, attributable to acquisitions which closed subsequent to our initial public offering, totaled 40.9 million, or 109.4% of the increase. Of this increase, acquisitions in The Netherlands represents 20.0%, acquisitions in France represents 24.9%, the acquisition in Poland represents 33.5% and the acquisition in Sweden represents 11.9%. The increase in cable television SG&A expense related to new acquisitions was partially offset by decreased SG&A expense from our existing systems.

   As a percentage of revenue, SG&A expense decreased from 27.1% for the three months ended June 30, 1999 to 23.7% for the three months ended June 30, 2000 and decreased from 24.6% for the six months ended June 30, 1999 to 23.4% for the six months ended June 30, 2000. Management expects that as the new acquisitions are integrated, these costs as a proportion of net revenues will continue to trend downwards as a percentage of revenue.

                                   Telephony

   We began to offer cable telephone services in July 1997. We currently offer local cable telephony services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. Priority Telecom launched its service on a trial basis in Vienna in November 1998 and in February 1999 launched its business and residential service. Our Priority Telecom service was officially launched in an area of UPC France in March 1999, UPC Norge in April 1999, and a part of UPC Nederland's service area in May 1999. We also provide national and international long distance voice telephony services. In addition to our cable telephony operations, our Monor system in Hungary offers traditional telephony services.

   Our operating systems offer a full complement of telephony services, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

   We believe that our networks and facilities provide the opportunity for cost-effective access to potential business telephony customers and an excellent starting point for expanding our CLEC business within our footprint. Priority Telecom has further expanded its Pan-European CLEC network via recent acquisitions of networks in Spain, Norway and France. Priority Telecom is positioned as our Pan-European CLEC. This position will be established via both organic growth and acquisitions. In the business market, Priority Telecom offers product packages of traditional voice telephone and IP Data services to the small and medium sized business customers. For the large segment, tailor-made solutions are currently offered in the Netherlands and Priority Telecom aims at marketing these solutions on a Pan-European scale.

Pricing

   In order to achieve high-growth from early market entry, we price our telephony service at a discount compared to services offered by incumbent telecommunications operators. Initially, we will also waive or substantially discount installation fees.

   Revenue from residential telephony consists of a flat monthly line rental and a usage charge based upon minutes. Other telephony revenue includes IP data services to the small and medium sized business customers, carrier select revenue, as well as lease line and other business revenues.

Costs of Operations

   Our telephony cost of operations include interconnection costs, number portability fees, network operations, customer operations and customer care. Interconnection costs are variable based upon usage as determined through negotiated interconnect agreements.

   Selling, general and administrative expense includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs. Customer acquisition costs consist of sales commissions and call-for-action type advertising.

Results of Operations - Telephony

   The following table sets forth information from, or derived from, our consolidated statements of operations for the three and six months ended June 30, 2000 and 1999.

                                               For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                               -----------------------------------        ---------------------------------
                                                    2000                  1999                 2000                1999
                                               -----------------------------------        ---------------------------------
                                                       (Euros, in thousands)                     (Euros, in thousands)
Service and other revenue......................    45,325                 7,062               78,213               10,377
Operating expense..............................   (37,581)               (6,159)             (64,901)              (9,914)
Selling, general and administrative expense....   (31,859)              (13,669)             (59,488)             (16,834)
                                                  -------               -------              -------              -------
                                                  (24,115)              (12,766)             (46,176)             (16,371)
Adjustments:
Stock-based compensation expense...............    (7,039)                5,540               (3,364)               3,645
                                                  -------               -------              -------              -------

Adjusted EBITDA................................   (31,154)               (7,226)             (49,540)             (12,726)
                                                  =======               =======              =======              =======

As a percentage of revenue:
Operating expense..............................     -82.9%                -87.2%               -83.0%               -95.5%
                                                  =======               =======              =======              =======

Selling, general and administrative expense....     -70.3%               -193.6%               -76.1%              -162.2%
                                                  =======               =======              =======              =======

Adjusted EBITDA................................     -68.7%               -102.3%               -63.3%              -122.6%
                                                  =======               =======              =======              =======

Revenue - Telephony

   During the three months ended June 30, 2000, our telephony revenue increased
38.2 million to 45.3 million from 7.1 million for the three months ended June,
1999, a 538.0% increase.    During the six months ended June 30, 2000, our
telephony revenue increased 67.8 million to 78.2 million from 10.4 million for the six months ended June, 1999, a 651.9% increase. During 1999, we launched local telephony services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we began consolidating effective September 1, 1999, had existing telephony
service from July 1997.   We acquired Monor in late December 1999, and began
consolidating its operations effective January 1, 2000.

Operating Expense - Telephony

   During the three months ended June 30, 2000, our telephony operating expense increased 31.4 million to 37.6 million from 6.2 million for the three months
ended June 30, 1999, a 506.5% increase.   During the six months ended June 30,
2000, our telephony operating expense increased 55.0 million to 64.9 million from 9.9 million for the six months ended June 30, 1999, a 555.6% increase.

Selling, General and Administrative Expense - Telephony

   During the three months ended June 30, 2000, our telephony SG&A expense increased 18.2 million to 31.9 million from 13.7 million for the three months ended June 30, 1999, a 132.8% increase. During the six months ended June 30, 2000, our telephony SG&A expense increased 42.7 million to 59.5 million from
16.8 million for the six months ended June 30, 1999, a 254.2% increase. Telephony SG&A expense for both the three and six months ended June 30, 2000 as compared to 1999 increased primarily due to the launch during 1999 of local telephony services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, during the six months ended June 30, 2000, we continued to incur costs related to the development of the Priority Telecom brand.

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

   chello launched its service in April 1999 and has now launched its services in 9 countries. chello provides high-speed internet access and local portal and integrated broadband content to our local operating companies and non-affiliated operating companies through franchise agreements. Under the franchise agreements, chello provides our affiliates and non-affiliated local operators with high-speed connectivity through AORTA, caching, local language broadband portals, and marketing support for a fee based upon a percentage of subscription and installation revenue. In the future the franchise agreements further provide that the local operator will receive a percentage of the revenue from chello generated e-commerce and advertising.

   Our local operating companies manage the local network including the upgrade, management and maintenance, sales and training, customer support and service, installation and cost of customer premise equipment. To date, substantially all of chello's revenues are subscription-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the chello service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets.

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

Cost of Operations

   Our operating expenses consist primarily of leased-line and network development and management costs associated with AORTA and our network generally. Additional costs of operations include, local connectivity costs, and help desk and customer care costs. Stock-based compensation expenses related to personnel directly working in operations are also a part of our operating expense.

   Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead. Customer acquisition costs include commissions and call-for-action type advertising.

Results of Operations - Internet/data

   The following table sets forth information from, or derived from, our consolidated statements of operations for the three and six months ended June 30, 2000 and June 30, 1999.

                                                For the Three Months Ended June 30,           For the Six Months Ended June 30,
                                            -----------------------------------------     -----------------------------------------
                                                    2000                 1999                    2000                  1999
                                            -----------------------------------------     -----------------------------------------
                                            Affiliates   chello   Affiliates   chello     Affiliates   chello   Affiliates   chello
                                            ----------  -------   ----------  -------     ----------  -------   ----------  -------
                                                     (Euros, in thousands)                         (Euros, in thousands)
Service and other revenue ..................  19,336      7,231      4,217      1,306       32,715     12,662      7,154      1,698
Operating expense........................... (16,321)   (11,757)    (3,305)    (7,746)     (33,034)   (31,186)    (6,190)   (10,049)
Selling, general and administrative expense. (21,012)     4,164     (3,751)    (7,145)     (30,612)   (29,925)    (6,640)   (11,069)
                                            ----------  -------   ----------  -------     ----------  -------   ----------  -------
                                             (17,997)      (362)    (2,839)   (13,585)     (30,931)   (48,449)    (5,676)   (19,420)
Adjustments:
Stock-based compensation expense............       -    (33,595)         -      1,398            -    (12,657)         -      1,763
                                            ----------  -------   ----------  -------     ----------  -------   ----------  -------

Adjusted EBITDA............................. (17,997)   (33,957)    (2,839)   (12,187)     (30,931)   (61,106)    (5,676)   (17,657)
                                            ==========  =======   ==========  =======     ==========  =======   ==========  =======
As a percentage of revenue:
Operating expense...........................   -84.4%    -162.6%     -78.4%    -593.1%      -101.0%    -246.3%     -86.5%    -591.8%
                                            ==========  =======   ==========  =======     ==========  =======   ==========  =======

Selling, general and administrative expense.  -108.7%      57.6%     -88.9%    -547.1%       -93.6%    -236.3%     -92.8%    -651.9%
                                            ==========  =======   ==========  =======     ==========  =======   ==========  =======

Adjusted EBITDA.............................   -93.1%    -469.6%     -67.3%    -933.2%       -94.5%    -482.6%     -79.3%   -1039.9%
                                            ==========  =======   ==========  =======     ==========  =======   ==========  =======

Revenue - Internet/data

   During the three months ended June 30, 2000, our internet/data revenue increased 21.1 million to 26.6 million from 5.5 million for the three months ended June 30, 1999, a 383.6% increase. During the six months ended June 30, 2000, our internet/data revenue increased 36.5 million to 45.4 million from 8.9 million for the six months ended June 30, 1999, a 410.1% increase. The increase in internet/data revenue for both the three and six month periods ended
June 30, 2000 compared to 1999 is primarily due to the launch of residential and business cable-modem high-speed internet access services, branded chello broadband in April 1999. During the second quarter of 1999, we launched chello broadband on the upgraded portion of our networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway. We launched chello broadband in our A2000 system and in Sweden in the fourth quarter of 1999.

   Internet/data revenue for the three months ended June 30, 2000 and 1999, includes 7.2 million and 1.3 of intercompany revenues, respectively, which are
eliminated in our consolidated operating results.   Internet/data revenue for
the six months ended June 30, 2000 and 1999, includes 12.5 million and 1.7 of intercompany revenues, respectively, which are eliminated in our consolidated operating results.

Operating Expense - Internet/data

   During the three months ended June 30, 2000, our internet/data operating expense increased 17.0 million to 28.1 million from 11.1 million for the three
months ended June 30, 1999, a 153.2% increase.   During the six months ended
June 30, 2000, our internet/data operating expense increased 48.0 million to
64.2 million from 16.2 million for the six months ended June 30, 1999, a 296.3% increase. The increase in internet/data operating expense for both the three month and six month periods ended June 30, 2000 compared to 1999 is primarily due to the launch of residential and business cable-modem high-speed internet access services, branded as chello broadband in April 1999. This increase is partially offset by a stock-based compensation credit recorded in the second quarter of 2000. For the three months ended June 30, 2000, internet/data operating expense includes a stock-based compensation credit of 5.7 million, compared to stock-based compensation expense of nil for the three months ended June 30, 1999. For the six months ended June 30, 2000, internet/data operating expense includes a stock-based compensation credit of 2.6 million, compared to stock-based compensation expense of nil for the six months ended June 30, 1999. During the second quarter of 2000, chello recorded a credit for stock-based
compensation due to a decrease in the value of chello's equity.   The decreased
value resulted from the delay of chello's initial public offering. chello's stock option plan is accounted for under variable plan accounting.

PAGE>

Selling, General and Administrative Expense - Internet/data

   During the three months ended June 30, 2000, our internet/data SG&A expense increased 5.9 million to 16.8 million from 10.9 million for the three months ended June 30, 1999, a 54.1% increase. During the six months ended June 30, 2000, our internet/data SG&A expense increased 42.8 million to 60.5 million from
17.7 million for the six months ended June 30, 1999, a 241.8% increase. During both the three and six months ended June 30, 2000 as compared to 1999, internet/data SG&A expense increased due to the launch of residential and business cable-modem high-speed internet access services. This increase is partially offset by a stock-based compensation credit recorded in the second quarter of 2000. Included in the internet/data SG&A expense for the three months ended June 30, 2000 is a 27.9 million stock-based compensation credit, compared to 1.4 million expense for the three months ended June 30, 1999. For the six months ended June 30, 2000, internet/data SG&A expense includes a 10.0 million stock-based compensation credit, compared to 1.8 million expense for the six months ended June 30, 1999. As noted above, chello's stock-based compensation decrease in the second quarter of 2000 was due to a decrease in chello's valuation.

                                      DTH

   Through the acquisition of @Entertainment in August 1999, we have obtained a DTH platform serving the Polish market place. Prior to the acquisition of @Entertainment we had no DTH activities. Subsequent to our acquisition of @Entertainment we began to restructure the Polish DTH and programming business by separating them into two business lines. @Entertainment has been rebranded as UPC Polska Inc ("UPCPolska"). We have incurred significant start-up and restructuring costs in this endeavor. During the second quarter of 2000, we began to extend our DTH operations to Hungary, Czech Republic and Slovakia. We expect to launch services in these areas in the fourth quarter of 2000.

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

   Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as legal and accounting, human resources, office facilities and other overhead costs.

Results of Operations - DTH

   The following table sets forth information from, or derived from, our consolidated statements of operations for the three and six months ended June 30, 2000. The results of operations for DTH are from UPC Polska, which was acquired in August 1999.

                                                For the Three Months    For the Six Months
                                                   Ended June 30,         Ended June 30,
                                                --------------------    ------------------
                                                        2000                   2000
                                                --------------------    ------------------
                                                           (Euros, in thousands)
Service and other revenue.......................       13,063                 22,673
Operating expense...............................       (9,900)               (18,247)
Selling, general and administrative expense.....       (4,618)               (10,224)
                                                --------------------    ------------------
                                                       (1,455)                (5,798)
Adjustments:
Stock-based compensation expense................           --                     --
                                                --------------------    ------------------

Adjusted EBITDA.................................       (1,455)                (5,798)
                                                ====================    ==================
As a percentage of revenue:
Operating expense...............................        -75.8%                 -80.5%
                                                ====================    ==================
Selling, general and administrative expense.....        -35.4%                 -45.1%
                                                ====================    ==================
Adjusted EBITDA.................................        -11.1%                 -25.6%
                                                ====================    ==================

                                  Programming

   Our consolidated programming business has been created through internal development and through acquisitions. Historically we have been and are involved in several country-specific programming ventures, including those dedicated to creating channels for Spain, Israel, Ireland and Malta. We have developed and launched eight channels of various genres since May 1999 and we are constructing a Pan-European digital distribution platform that will enable digital distribution of our new channels and other signals to our upgraded networks. Through the acquisition of @Entertainment in August 1999, we have obtained a Polish-language programming business under the brand name Wizja TV. Wizja TV has been rebranded UPC Broadcast Centre Ltd ("UPC Broadcast Centre"). Both directly and through other joint ventures, UPC Broadcast Centre produces television programming. We distribute our programming packages to third parties, as well as to affiliates.

   We expect substantial operating losses related to our programming activities to continue while we develop and expand our subscriber base.

Pricing

   For our programming channels, including our UPCtv and some UPC Broadcast Centre channels, we primarily charge cable operators on a per-subscriber fee basis.

Costs of Operations

   Programming operating costs include the costs of programming rights, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contractual commitments.

   Selling, general and administrative expenses include branding, marketing, personnel related costs, such as legal and accounting, human resources, office facilities and other overhead costs.

Results of Operations - Programming

   The following table sets forth information from, or derived from, our consolidated statements of operations for the three and six months ended June 30, 2000 and June 30, 1999.


                                                    For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                   ------------------------------------      ----------------------------------
                                                        2000                  1999                 2000               1999
                                                   --------------       ---------------      --------------      --------------
                                                          (Euros, in thousands)                    (Euros, in thousands)

Service and other revenue.........................         15,657                   225              29,182                 401
Operating expense.................................        (31,168)               (1,874)            (60,347)             (2,688)
Selling, general and administrative expense.......         (9,891)               (1,099)            (16,620)             (2,992)
                                                   --------------       ---------------      --------------      --------------
                                                          (25,402)               (2,748)            (47,785)             (5,279)
Adjustments:
Stock-based compensation expense..................             63                    63                 126                 201
                                                   --------------       ---------------      --------------      --------------

Adjusted EBITDA...................................        (25,339)               (2,685)            (47,659)             (5,078)
                                                   ==============       ===============      ==============      ==============

As a percentage of revenue:
Operating expense.................................        -199.1%               -832.9%             -206.8%             -670.3%
                                                   ==============       ===============      ==============      ==============
Selling, general and administrative expense.......         -63.2%               -488.4%              -57.0%             -746.1%
                                                   ==============       ===============      ==============      ==============
Adjusted EBITDA...................................        -161.8%              -1193.3%             -163.3%            -1266.3%
                                                   ==============       ===============      ==============      ==============

Revenue - Programming

    During the three months ended June 30, 2000, our programming revenue increased 15.5 million to 15.7 million from 0.2 million for the three months ended June 30, 1999. During the six months ended June 30, 2000, our programming revenue increased 28.8 million to 29.2 million from 0.4 million for the six months ended June 30, 1999. The increase is primarily due to our acquisition of @Entertainment (rebranded as UPC Polska). Programming revenue from UPC Polska's subsidiary, UPC Broadcast Centre, for the three and six months ended June 30, 2000 was 15.0 million and 28.0 million, respectively.

    Programming revenue for the three months ended June, 2000 and 1999, includes
14.2 million and nil, respectively, of intercompany revenues, which are eliminated in our consolidated operating results. Programming revenue for the six months ended June, 2000 and 1999, includes 26.8 million and nil, respectively, of intercompany revenues, which are eliminated in our consolidated operating results.

Operating Expense - Programming

    During the three months ended June 30, 2000, our programming operating expense increased 29.3 million to 31.2 million from 1.9 million for the three months ended June 30, 1999. During the six months ended June 30, 2000, our programming operating expense increased 57.6 million to 60.3 million from 2.7 million for the six months ended June 30, 1999. The increase is primarily due to our acquisition of UPC Polska. Programming operating expense from UPC Polska's subsidiary, UPC Broadcast Centre, for the three and six months ended June 30, 2000 was 27.2 million and 48.2 million, respectively. The remaining increase in operating expense for programming for the three and six months ended June 30, 2000 relates to development activity from UPCtv.

SG&A Expense - Programming

    During the three months ended June 30, 2000, SG&A expense for our programming business increased 8.8 million to 9.9 million from 1.1 million for the three months ended June 30, 1999, a 800.0% increase. During the six months ended June 30, 2000, SG&A expense for our programming business increased 13.6 million to 16.6 million from 3.0 million for the six months ended June 30, 1999, a 453.3%. The increase is due to our acquisition of UPC Polska. The SG&A expense of UPC Polska's subsidiary, UPC Broadcast Centre, for the three and six months ended June 30, 2000 was 7.0 million and 2.8 million, respectively.

Results of Operations - Corporate and Other

    The following table sets forth information from, or derived from, our consolidated statements of operations for the three and six months ended June 30, 2000 and June 30, 1999.




                                                    For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                   ------------------------------------      ----------------------------------
                                                        2000                  1999                 2000               1999
                                                   --------------       ---------------      --------------      --------------
                                                          (Euros, in thousands)                    (Euros, in thousands)

Service and other revenue.........................          1,771                   688               3,052               1,478
Operating expense.................................         (6,535)                 (374)             (8,072)             (1,469)
Selling, general and administrative expense.......         15,068               (30,006)            (35,957)            (48,540)
                                                   --------------       ---------------      --------------      --------------
                                                           10,304               (29,692)            (40,977)            (48,531)
Adjustments:
Stock-based compensation expense..................        (38,888)               23,767             (11,526)             37,958
                                                   --------------       ---------------      --------------      --------------

Adjusted EBITDA...................................        (28,584)               (5,925)            (52,503)            (10,573)
                                                   ==============       ===============      ==============      ==============
As a percentage of revenue:
Operating expense.................................         -369.0%                -54.4%             -264.5%              -99.4%
                                                   ==============       ===============      ==============      ==============
Selling, general and administrative expense.......          850.8%              -4361.3%            -1178.1%            -3284.2%
                                                   ==============       ===============      ==============      ==============
Adjusted EBITDA...................................        -1614.0%               -861.2%            -1720.3%             -715.4%
                                                   ==============       ===============      ==============      ==============


Selling, General and Administrative Expense - Corporate and Other

    For the three and six months ended June 30, 2000, we recorded a stock-based compensation credit of 38.9 million and 11.5 million, respectively, in corporate and other SG&A expense compared to a stock-based compensation expense of 23.8 million and 38.0 million for the comparable periods in 1999. A decrease in our stock price resulted in a stock-based compensation credit for our phantom stock option plan, which requires variable accounting. Excluding stock-based compensation, our corporate and other SG&A for the three and six months ended June 30, 2000 was 23.8 million and 47.5 million, respectively. For the three and six months ended June 30, 1999, corporate and other SG&A excluding stock-based compensation, was 6.2 million and 10.6 million, respectively. The increased costs in 2000 relate to the development of our digital set-top computer as well as increased systems costs related to the planning and preparation for implementing Pan-European, financial and customer care systems. We also incurred costs in the six months ended June 30, 2000 related to the development of our regulatory office, as well as additional staffing costs for communications, legal, finance, treasury, investor relations and corporate development.

    The following analysis relates to our consolidated operations as a whole.

Depreciation and Amortization

    During the three months ended June 30, 2000, our depreciation and amortization expense increased 120.5 million to 159.2 million from 38.7 million for the three months ended June 30, 1999, a 311.4% increase. During the six months ended June 30, 2000, our depreciation and amortization expense increased
217.9 million to 285.2 million from 67.3 million for the six months ended June 30, 1999, a 323.8% increase. Of this increase, approximately 48.3 million and
79.8 million for the three month and six months, respectively, relates to increased amortization expense for goodwill created in connection with acquisitions which closed subsequent to our initial public offering. Amortization related to acquisitions made in The Netherlands and Poland represents 46.8% and 33.5% for the three months ended June 30, 2000 and 36.3% and 40.7% for the six months ended June 30, 2000, respectively. Depreciation expense also increased due to the acquisitions which closed subsequent to our initial public offering, which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Interest Income

    During the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, interest income increased 4.9 million to 8.8 million from
3.9 million, a 125.6% increase. During the six months ended June 30, 2000, interest income increased 16.0 million to 22.1 million from 6.1 million, a 262.3% increase. During the three and six months ended June 30, 2000, we earned interest income on the cash received from the proceeds of our January 2000 debt offering, as well as from the remaining proceeds of our October 1999 debt offering and our October 1999 secondary equity offering.

Interest Expense

    During the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, interest expense increased 156.5 million to 167.3 million from 10.8 million. During the six months ended June 30, 2000 as compared to the three months ended June 30, 1999, interest expense increased 279.5 million to
307.7 million from 28.2 million. The increase in 2000 is primarily due to our offering of senior notes and senior discount notes in July 1999, October 1999 and January 2000. In addition, interest expense related to the @Entertainment senior discount notes is consolidated in our results effective August 1, 1999. A significant amount of our interest expense in 2000 relates to accretion on our discount notes which is not currently cash pay. See ''Liquidity and Capital Resources''.



                                                    For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                   ------------------------------------      ----------------------------------
                                                        2000                  1999                 2000               1999
                                                   --------------       ---------------      --------------      --------------
                                                          (Euros, in thousands)                    (Euros, in thousands)
Cash Current Pay:
   Bank.........................................          (27,886)               (7,048)            (39,672)            (20,239)
   Senior Notes.................................          (64,408)                    -            (136,245)                  -
   Other........................................          (12,642)                 (552)            (13,391)             (2,429)
                                                   --------------       ---------------      --------------      --------------
                                                         (104,936)               (7,600)           (189,308)            (22,668)

Non-Cash Accretion:
   Discount Notes...............................          (55,657)                    -            (104,946)                  -
   DIC Loan.....................................           (2,161)               (2,626)             (5,253)             (4,588)
   Deferred Financing...........................           (4,535)                 (602)             (8,175)               (927)
                                                   --------------       ---------------      --------------      --------------
                                                          (62,353)               (3,228)           (118,374)             (5,515)
                                                   --------------       ---------------      --------------      --------------
Total Interest Expense.........................          (167,289)              (10,828)           (307,682)            (28,183)
                                                   ==============       ===============      ==============      ==============


Foreign Exchange Gain (Loss) and Other Income (Expense)

    Foreign exchange gain (loss) and other income (expense), net, reflected a loss of 44.0 million for the three months ended June 30, 2000, compared to a gain of 5.8 million for the same period in 1999. For the six months ended June 30, 2000, foreign exchange gain (loss) and other income (expense) reflected a loss of 124.0 million compared to a gain of 5.5 million for the six months ended June 30, 1999. The increased foreign exchange loss during the three and six months ended June 30, 2000 was due primarily to our dollar-denominated senior discount notes and the increased value of the U.S. dollar against the Euro subsequent to December 31, 1999.

Share in Results of Affiliated Companies, Net

    For the three months ended June 30, 2000, our share in net losses of affiliated companies increased 3.9 million to 9.8 million from 5.9 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, our share in net losses of affiliated companies increased 16.0 million to 31.1 million from 15.1 million for the six months ended June 30, 1999. The increase was primarily due to increased losses, which includes the amortization of excess basis, from SBS, Primacom and Tevel for the three and six months ended June 30, 2000. These increases were partially offset by the consolidation of UTH effective February 1, 1999 and the consolidation of A2000 effective September 1, 1999.

                           Statements of Cash Flows

    We had cash and cash equivalents of 562.2 million as of June 30, 2000, an increase of 359.8 million from 202.4 million as of June 30, 1999.

Cash Flows from Operating Activities

    During the six months ended June 30, 2000, net cash flow from operating activities decreased 205.5 million to a use of 233.5 million compared to a use of 28.0 million for the comparable period in 1999. This decrease was primarily related to increased cash needs for working capital related to entities acquired during 1999 and 2000, and start-up costs for internet/data, telephone and development activities.

Cash Flows from Investing Activities

    We used approximately 2,264.2 million of cash in investing activities during the six months ended June 30, 2000, compared to 551.7 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, cash was used principally for acquisitions, including Eneco, for 1,046.3 million, net of cash acquired, UPC Magyaroszag for 63.9 million, net of cash acquired, Tebecai for
62.2 million, net of cash acquired , Haarlem for 62.2 million, net of cash acquired and other acquisitions totaling 122.3 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 551.7 million. During this period we made a net investment in affiliates of 311.0 million, including our acquisitions of an additional 10.5% interest in SBS for
162.5 million, including direct costs incurred, shares in Primacom AG for 123.6 million and other investments in affiliates of 24.9 million. We also made a net investment in securities of 44.5 million.

    For the six months ended June 30, 1999, cash for investing activities was used principally for acquisitions, including UTH for 223.0 million, net of cash acquired, Gelrevision for 106.0 million, net of cash acquired, and other acquisitions for 66.3 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 143.1 million. We had a net decrease in restricted cash of 8.9 million from the release of 13.8 million upon pay-off of the bridge bank facility, net of a deposit of 4.9 million related to an acquisition. During this period we made net investments in affiliates of 23.1 million and we received proceeds from the sale of our Hungarian programming assets of 16.6 million. We also made an investment in securities of 15.7 million.

Cash Flows from Financing Activities

    We had 2,034.5 million of cash flows from financing activities during the six months ended June 30, 2000, compared to 768.6 million for the six months ended June 30, 1999. The principal source of cash for the six months ended June 30, 2000, was net proceeds from our senior notes and discount notes offering in January 2000 of 1,594.2 million. For the six months ended June 30, 2000, additional sources of cash were from long-term and short-term borrowings of
358.1 million and 572.1 million, respectively. Long-term borrowings included borrowings under the UPC Senior Credit Facility of 200.0 million, 148.0 million under the new France Facility, and other borrowings of 10.1 million. We used proceeds of 231.4 million from the New A2000 Facility to pay off the existing A2000 Facilities. We had additional proceeds from short-term debt of 340.7 million, including 32.9 million from the GelreVision facility, and 300.0 million from the new UPC Bridge Loan. We paid down other long-term and short-term loans of 200.2 million, including three French facilities amounting to 90.4 million, the Stjarn facility amounting to 41.5 million, and the Monor facility amounting to 33.3 million. During the six months ended June 30, 2000, we incurred deferred financing costs of 58.4 million.

    For the six months ended June 30, 1999, the principal source of cash was net proceeds from our initial public offering of 1,207.1 million. Additional sources of cash were from long-term and short-term borrowings of 309.6 million
and 7.0 million, respectively.   Long-term borrowings included borrowings on the
UTH Facility of 245.0 million, borrowings under the UPC Senior Revolving Credit Facility of 50.0 million and borrowings on the Mediareseaux Facility of 13.3 million and other borrowings of 1.3 million. Concurrent with the initial public offering, DIC exercised its option to acquire our shares for proceeds of 40.7 million, which we used to pay 39.8 million of the DIC Loan. We used proceeds from the initial public offering to pay 281.3 million of the UPC Senior Revolving Credit Facility, 50.0 million of the UPC Bridge Bank Facility and 71.4
million of the United Loan.    As part of the acquisition of UTH in February
1999, we also paid a loan to NUON of 15.0 million. In March 1999, UTH paid off its existing credit facility of 281.3 million with proceeds from the New
Telekabel Facility and funding from UPC.   We paid down other loans of 35.6
million, including 18.9 million
for the Telekabel Hungary Facility. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner Note totaling 16.5 million.

                       Consolidated Capital Expenditures

    Since 1995, we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephony and internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction.

    We have received commitments from Philips and Motorola for the development and purchase of an integrated digital set-top computer for video and internet/data services, as well as for internet-based telephony. UPC Nederland (A2000) agreed with the City of Amsterdam to commence deployment during the year 2000, a significant number of digital set-top computers to our existing customers who elect to take our expanded tier service.

    In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, Priority Telecom, including CLEC, our digital distribution platform and DTH, including expansion into Central Europe, require capital expenditures for construction and development of our Pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment. For the year ended December 31, 2000, we have budgeted 1.8 billion for capital expenditures, excluding capital expenditures for certain of our new acquisitions.


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

    We and our consolidated affiliates had the following principal long-term and short-term debt facilities outstanding as of June 30, 2000. Debt denominated in currencies other than Euros has been translated to Euros for the outstanding balance as of June 30, 2000. Several of the debt facilities listed below have financial covenants and other restrictions which could limit access to funds. See our notes to consolidated financial statements for additional details.



                                                                                        Facility Size or      Outstanding
                                               Final                                       Principal          At June 30,
          Description (Borrower)             Maturity           Interest Rate                Amount              2000
------------------------------------------- ----------  ------------------------------- ----------------    -----------------
                                                                                         (in millions)   (in millions of Euros)
UPC and Consolidsolidated Subsidiaries:
Long-Term Debt
Senior Notes                                   2007     EURIBOR + 4.8% and 9.92%           Euro 190.7            190.7
                                               2007     10.875%                            Euro100.0             100.0
                                               2009     EURIBOR + 4.8% and 9.92%           Euro 240.2            238.4
                                               2009     11.25%                             Euro101.0             100.3
                                               2009     EURIBOR + 4.15% and 8.54%          Euro754.7             754.7
                                               2009     10.875%                            Euro300.0             300.0
                                               2010     11.250%                            USD 600.0             624.8
                                               2010     10.000%                            Euro 297.0            294.8
                                               2010     11.250%                            Euro 200.0            198.6
Senior Discount Notes                          2009     12.50%                             USD735.0 (1)          469.9
                                               2009     13.375%                            USD478.01(1)          286.2
                                               2009     13.375%                            Euro191.0(1)          109.0
                                               2010     13.750%                            USD1,000.0 (1)        570.3
PCI Notes                                      2003     9.875% per annum                   USD130.0               15.2
@Entertainment 1998 Senior Discount Notes      2008     14.5% per annum                    USD224.2              126.8
@Entertainment 1999 Senior Discount Notes      2009     14.5% per annum                    USD235.5              137.6
@Entertainment 1999 Series C                   2008     7% per annum on                    USD36.0                13.5
Senior Discount Notes                                    principal at maturity
UPC Senior Credit Facility                     2006     EURIBOR/LIBOR + 0.75% to           Euro1,000.0           556.8
                                                        2.0% per annum
New TeleKabel Facility                         2007     EURIBOR + 0.75% to 2.0% per        Euro340.0             225.2
                                                        annum
CNBH Facility                                  2008     AIBOR + 0.6% to 1.6%  per          NLG274.0              121.2
                                                        annum
Rhone Vision Cable Facility                  June 2002  LIBOR + 1%                         FFR680.0               61.0
UPC France Facility                            2001     EURIBOR + 2.5%                     Euro250.0             148.0


Short-Term Debt
Stjarn Facilities                              2000     NBU + 0.60% / STIBOR + 1.25%       SEK521.0                8.3
Stjarn Seller's Note                        August 2000 8.0% per annum                     USD 100.0             104.9
New A2000 Facilities                           2000     EURIBOR + 1.0% per annum           NLG620.0              231.4
UPC Bridge Loan                                2000     EURIBOR + 2.0% / 2.5% per annum    Euro500.0             300.0
DIC Loan                                       2000     8.0% per annum + 6.0% of           USD45.0                46.8
                                                        principal amount at maturity


(1) At maturity.


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

Sources of Capital

    We had 562.2 million of unrestricted cash and cash equivalents on hand as of June 30, 2000. In addition, we had borrowing capacity at the corporate and project debt level. In 1999, we raised over 5.0 billion from a combination of banks, bond markets and equity markets. We intend to continue to access these sources of capital, as well as less traditional sources including vendor financing, equity partners, and leasing structures.

    In January 2000, we closed a bond offering consisting of four tranches: USD 300 million of senior notes due 2010 with an 11 1/2% coupon; USD 600 million and Euro 200 million of senior notes due 2010 with an 11 1/4% coupon; and USD 1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% with a notional value of Euro 297 million until August 2008.

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

    At the end of March 2000 a fully committed Euro 2 billion standby revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. When drawn, the facility will bear interest of EURIBOR + 6.0% - 7.0%, stepping up after March 31, 2001 with periodic increases capped at an annual rate of 18%. An annual commitment fee of 0.50% is applicable over the undrawn amount. A drawing fee ranging from 1.5% to 2.0% is applicable for each drawing. The commitment terminates on December 31, 2000, and reaches maturity on March 29, 2007.

    On April 7, 2000 Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a Euro 250 million Bridge Facility of which Euro 148 million was outstanding at June 30, 2000. The refinancing of the Rhone Vision Cable Credit Facility with this facility is envisaged for the third quarter of 2000. Availability is subject to revenues and debt to equity ratios. In general, this facility restricts the payment of dividends and distributions.

    In connection with the Eneco K&T acquisition, UPC Nederland has received a short-term bridge loan of Euro 500 million secured with guarantees of certain of our Dutch Assets. The purpose of the bridge is to refinance certain existing inter-company loans to UPC NV. The bridge will expire in December 2000. Euro 300 million has been drawn on the bridge as of June 30, 2000. The Euro 4 billion financing will fully repay this facility. Subsequent to June 30, 2000 the remaining Euro 200 million was drawn.

    UPC has accepted an 8.0 and 8.75-year Euro 4 billion operating and term loan commitment ("The UPC Bank Facilities"). The UPC Bank Facilities will bear interest at EURIBOR + 0.75% - 4% depending on certain ratios. The UPC Bank Facilities are arranged and fully underwritten by Chase Manhattan Bank and TD Securities, with further syndication underway. The facilities will refinance existing operating company bank debt currently totaling approximately Euro 1.7 billion, at June 30, 2000. Subject to certain availability tests, the new loan facilities will add approximately Euro 2.3 billion of available liquidity and will be used to finance the further digital rollout and triple play on all the existing cable TV companies currently owned by UPC, except for its Polish and German assets. It is anticipated that the loan will be closed and drawn in the third quarter of 2000.

                           Certain Dutch Tax Issues

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

    The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. Historically, we and our operating companies have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000, we entered into cross-currency swap agreements, exchanging dollar-denominated notes for Euro-denominated notes.

    The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Hungary, Romania, the Czech Republic and the Slovak Republic and operations which report in US dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

    During the transition period, all operating companies' billing systems will include amounts in Euro as well as the respective country's existing currency. All of our accounting and management reporting systems currently are multi-currency functional.

    We do not expect the introduction of the Euro to materially affect our cable television and other operations. However, we do believe the introduction of the Euro will reduce our exposure to risk from foreign currency and interest rate fluctuations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

Investment Portfolio

    As of June 30, 2000, UPC has cash and cash equivalents of approximately
562.2 million. UPC has invested this cash in highly liquid instruments which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union); however, the Company does not expect any material losses with respect to its investment portfolio.

Impact of Foreign Currency Rate Changes

    We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

    The tables below provide information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of June 30, 2000, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, as the Euro is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars and Polish Zloty.



                                                          Amount Outstanding
                                                          as of June 30, 2000
                                                       -------------------------
                                                       Book Value    Fair Value
                                                       -----------  ------------
                                                         (Euros, in thousands)
Cash and Cash Equivalents
--------------------------------------------

USD Cash....................................                15,460       15,460

Polish Zloty................................                 7,332        7,332


                                                            Amount Outstanding                Expected Repayment
                                                           as of June 30, 2000                 as of December 31,
                                                       --------------------------  ------------------------------------------
                                                        Book Value    Fair Value     2000     2001    2002     2003     2004
                                                       -----------   ------------  --------- ------  ------  --------- ------
                                                                                  (Euros, in thousands)
US Dollar Denominated Facilities
------------------------------------------------------
DIC Loan..............................................      46,843         46,843     46,843      -       -          -      -
   8.0% per annum + 6.0% of principal at maturity.....
Stjarn Seller's Note..................................     104,864        104,864    104,864      -       -          -      -
   8.0% per annum
UPC USD Senior Discount Notes, 2009...................     469,882        381,507          -      -       -          -      -
   12.5 % per annum
UPC USD Senior Discount Notes, 2009...................     286,153        245,603          -      -       -          -      -
   13.375 % per annum
UPC USD Senior Discount Notes, 2010...................     570,292        498,085          -      -       -          -      -
   13.750% per annum
UPC USD Senior Notes, 2010............................     624,843        559,952          -      -       -          -      -
   11.25% per annum
PCI Notes ............................................      15,187         15,187          -      -       -     15,187      -
    9.875% per annum
@Entertainment 1998 Senior Discount Notes.............     126,833        132,351          -      -       -          -      -
   14.5% per annum
@Entertainment 1999 Senior Discount Notes.............     137,603        131,454          -      -       -          -      -
   14.5% per annum
@Entertainment 1999 Series C Senior Discount Notes....      13,542         13,542          -      -       -          -      -
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

Interest Rate Sensitivity

    The table below provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2000, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, as the Euro is the Company's reporting currency.


                                                Amount Outstanding                     Expected Repayment
                                                as of June 30, 2000                     as of December 31,
                                              -----------------------   ---------------------------------------------------
                                              Book Value  Fair Value      2000       2001       2002      2003       2004
                                              ----------- -----------   --------  ---------  --------  ---------  ---------
                                                                           (Euros, in thousands)
Variable Rate Facilities
-------------------------------------------

UPC 10.875% Euro Senior Notes due 2009.....       754,717     728,332          -          -         -          -          -
   EURIBOR+4.15% and 8.54%,                                    .
   average rate in 2000 of 7.15% and 8.54%
UPC 10.875% USD Senior Notes due 2007......       190,658     186,651          -          -         -          -          -
   EURIBOR+4.8% and 9.92%,
   average rate in 2000 of 8.3% and 9.92%
UPC 11.25% USD Senior Notes due 2009.......       238,409     236,685          -          -         -          -          -
   EURIBOR+4.8% and 9.92%,
   average rate in 2000 of 8.3% and 9.92%
UPC Senior Credit Facility (1).............       556,814     556,814    556,814          -         -          -          -
   EURIBOR/LIBOR + 0.75% to 2.0%,
   average rate in 2000 of 7.2%
New Telekabel Facility (1).................       225,150     225,150    225,150          -         -          -          -
   EURIBOR + 0.75% to 2.0%,
   average rate in 2000 of 5.9%
CNBH Facility (1)..........................       121,237     121,237    121,237          -         -          -          -
   AIBOR + 0.6% to 1.6%
   average rate in 2000 of 5.3%
New A2000 Facilities (1)...................       231,428     231,428    231,428          -         -          -          -
   EURIBOR + 1.0%
   average rate in 2000 of 4.7%
RVC Credit Facility (1)....................        60,960      60,960     60,960          -         -          -          -
   LIBOR + 1.0%,
   average rate in 2000 of 4.9%
UPC NL Bridge Loan (1).....................       300,000     300,000    300,000          -         -          -          -
   EURIBOR + 2.0 / 2.5%,
   average rate in 2000 of 6.4%
UPC France Facility (1)....................       147,952     147,952    147,952         -          -          -          -
   EURIBOR + 2.5%
   average rate in 2000 of 6.5%


(1)  Expected to be refinanced by The Euro 4 billion Facility.


                                                      Amount Outstanding                  Expected Repayment
                                                      as of June 30, 2000                 as of December 31,
                                                     ----------------------   ---------------------------------------------
                                                     Book Value  Fair Value    2000      2001     2002      2003     2004
                                                     ----------- ----------   --------  ------- -------- --------- --------
                                                                               (Euros, in thousands)
Fixed Rate Facilities
----------------------------------------------------
DIC Loan............................................      46,843     46,843     46,843        -        -         -        -
   8.0% per annum + 6.0% of principal at maturity
UPC Euro Senior Notes, 2009.........................     300,000    258,000          -        -        -         -        -
   10.875% per annum
UPC USD Senior Discount Notes, 2009.................     469,882    381,507          -        -        -         -        -
   12.5 % per annum
UPC USD Senior Discount Notes, 2009.................     286,153    245,603          -        -        -         -        -
   13.375 % per annum
UPC Euro Senior Discount Notes, 2009................     109,043     93,590          -        -        -         -        -
   13.375 % per annum
UPC USD Senior Discount Notes, 2010.................     570,292    498,085          -        -        -         -        -
   13.75 % per annum
UPC Euro Senior Notes, 2007.........................     100,000     89,000          -        -        -         -        -
   10.875 % per annum
UPC Euro Senior Notes, 2009.........................     100,304     88,880          -        -        -         -        -
   11.25 % per annum
UPC USD Senior Notes, 2010..........................     624,843    559,952          -        -        -         -        -
   11.25 % per annum
UPC Euro Senior Notes, 2010.........................     294,802    279,976          -        -        -         -        -
   11.50 % per annum
UPC Euro Senior Notes, 2010.........................     198,570    176,000          -        -        -         -        -
   11.25 % per annum
PCI Notes...........................................      15,187     15,187          -        -        -    15,187        -
   9.875% per annum
@Entertainment 1998 Senior Discount Notes...........     126,833    132,351          -        -        -         -        -
   14.5% per annum
@Entertainment 1999 Senior Discount Notes...........     137,603    131,454          -        -        -         -        -
   14.5% per annum
@Entertainment 1999 Series C Senior Discount Notes..      13,542     13,542          -        -        -         -        -
   7.0% per annum on the principal amount at
   maturity
Stjarn Seller's Note................................     104,864    104,864    104,864        -        -         -        -
   8.0% per annum


Equity Prices

    As of June 30, 2000, we are exposed to equity price fluctuations related to our investment in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom AG and SBS Broadcasting S.A. are accounted for under the equity method of accounting.

                                                          Fair Value as of
                                Number of Shares            June 30, 2000
                        --------------------------   --------------------------
                          (Stated in thousands of Euros, except share amounts)

United...............              5,569,240                     273,016
PrimaCom AG..........              4,948,039                     232,558
SBS..................              6,000,000                     342,892
Terayon (1)..........              2,000,000                     110,338

(1) Represent warrants to acquire shares. Fair Value based on Black and Scholes model per June 30, 2000.

    As of June 30, 2000, we are also exposed to equity price fluctuations related to our debt which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.



                                   Amount Outstanding       Expected Repayment
                                   as of June 30, 2000       as of December 31,
                                ------------------------   --------------------
Convertible Debt                Book Value    Fair Value     2000       2001
------------------------------  -----------  -----------   --------  ----------
                                                 (Euros, in thousands)

DIC Loan......................       46,843       46,843     46,843           -
   8.0% per annum + 6.0%
   of principal at maturity
Stjarn Seller's Note..........      104,864      104,864    104,864           -
   8.0% per annum

                          PART II - OTHER INFORMATION
                          ---------------------------


    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

Our 2000 Annual Meeting of Shareholders took place on June 9, 2000. In addition to electing two new members to our Board of Management, shareholders also voted upon the following matters:

     . To adopt the Annual Accounts of the Company for the fiscal year ended December 31, 1999;

     . To grant discharge to the members of the Supervisory Board and the Board of Management from liability in respect of the exercise of their duties during the fiscal year ended December 31, 1999;

     . To grant authority to the Board of Management to repurchase up to 10% of the Company's outstanding share capital for a period of 18 months (until December 9, 2001); and

     .  To appoint the firm Arthur Andersen as independent auditors.

With respect to each matter voted upon at the annual meeting, a majority of the votes cast by shareholders were cast in favor of such proposal.

                           Item 5. Other Information

Summary Operating Data 2000

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.



                                                                           As of June 30, 2000
                                        --------------------------------------------------------------------------------

                                          Homes in                    Two way                                    UPC
                                           Service       Homes         Homes        Basic         Basic        Paid-in
                                            Area         Passed       Passed     Subscribers   Penetration     Ownership
                                        ------------- ------------ ------------ ------------ --------------- -----------
Multi-channel TV:
    Consolidated companies:
Norway...............................        529,000      469,248        84,531      330,292     70.4%         100.0%
Sweden...............................        770,000      421,624       228,153      248,706     59.0%         100.0%
Belgium..............................        530,000      152,052       152,052      123,484     81.2%         100.0%
France...............................      2,460,357    1,111,477       230,531      381,519     34.3%          92.0%
The Netherlands......................      2,541,686    2,431,861     1,953,910    2,253,204     92.7%         100.0%
Austria..............................      1,080,900      910,550       867,300      478,520     52.6%          95.0%
Hungary (UPC Magyarorszag)...........        915,500      704,988       131,451      535,907     76.0%         100.0%
Hungary (Monor)......................         85,561       70,587        84,906       33,158     47.0%          98.7%
Poland...............................      1,950,000    1,793,375             -    1,038,256     58.8%         100.0%
Czech Republic.......................        868,823      777,419        17,740      356,601     45.9%         100.0%
Romania..............................        509,320      395,910             -      260,307     65.7%       51.0-70.0%
Slovak Republic......................        417,813      295,914             -      244,343     82.6%      95.0-100.0%
    Non-consolidated companies:
Germany (Primacom) (1)...............      1,422,826    1,422,826        30,456      919,641     64.6%          25.1%
Israel...............................        660,000      623,274       388,735      437,318     70.2%          46.6%
Malta................................        177,000      175,986             -       79,393     45.1%          50.0%
                                        ------------- ------------ ------------ ------------
     Total...........................     14,918,786   11,757,091     4,169,765    7,720,649
                                        ============= ============ ============ ============

Direct to Home (DTH):
    Consolidated companies:
Poland...............................              -            -             -      378,217      N/A          100.0%
                                        ------------- ------------ ------------ ------------
     Total...........................              -            -             -      378,217
                                        ============= ============ ============ ============

Programming:
    Consolidated companies:
Tara Television......................              -            -             -    3,228,922      N/A           80.0%
    Non-consolidated companies:
Iberian Program Services (13)........              -            -             -      876,000      N/A           50.0%
                                        ------------- ------------ ------------ ------------
     Total...........................              -            -             -    4,104,922
                                        ============= ============ ============ ============




                                                   As of June 30, 2000
                                          -----------------------------------------
                                              UPC           UPC          UPC
                                           Equity in     Equity in    Equity in
                                            Homes in       Homes        Basic
                                           Service Area   Passed      Subscribers
                                          ------------- ------------ --------------
Multi-channel TV:
    Consolidated companies:
Norway...............................         529,000       469,248      330,292
Sweden...............................         770,000       421,624      248,706
Belgium..............................         530,000       152,052      123,484
France...............................       2,263,528     1,022,559      350,997
The Netherlands......................       2,541,686     2,431,861    2,253,204
Austria..............................       1,026,855       865,023      454,594
Hungary (UPC Magyarorszag)...........         915,500       704,988      535,907
Hungary (Monor)......................          83,114        68,568       32,210
Poland...............................       1,950,000     1,793,375    1,038,256
Czech Republic.......................         868,823       777,419      356,601
Romania..............................         343,604       270,677      177,672
Slovak Republic......................         416,758       295,042      243,776
    Non-consolidated companies:
Germany (Primacom) (1)...............         357,129       357,129      230,830
Israel...............................         307,560       290,446      203,790
Malta................................          88,500        87,993       39,697
                                          ------------  ------------ ------------
     Total...........................      12,992,057    10,008,004    6,620,016
                                          ============  ============ ============

Direct to Home (DTH):
    Consolidated companies:
Poland...............................               -             -      378,217
                                          ------------  ------------ ------------
     Total...........................               -             -      378,217
                                          ============  ============ ============

Programming:
    Consolidated companies:
Tara Television......................               -             -    2,583,138
    Non-consolidated companies:
Iberian Program Services (13)........               -             -      438,000
                                          ------------  ------------ ------------
     Total...........................               -             -    3,021,138
                                          ============  ============ ============






                                                                         As of June 30, 2000
                                        ---------------------------------------------------------------------------------
                                                                                                                 UPC
                                                Subscribers                   Lines                UPC        Equity in
                                        -------------------------- -------------------------     Paid-in      Residential
                                         Residential   Businesses   Residential  Businesses     Ownership     Subscribers
                                        ------------- ------------ ------------ ------------  -------------- ------------
Cable Telephony
Consolidated companies:
Norway.................................        7,788          164         8,620        3,014     100.0%            7,788
France ................................       24,163           10        24,874          529     92.0%            22,230
The Netherlands........................      101,258          177       119,707       12,973     100.0%          101,258
Austria................................       67,326        1,068        68,762        3,050     95.0%            63,960
                                        ------------- ------------ ------------ ------------                 ------------
     Total.............................      200,535        1,419       221,963       19,566                     195,236
                                        ============= ============ ============ ============                 ============

Non-Cable Telephony
Consolidated companies:
The Netherlands
  (Uniport Carrier Select) (2).........       28,748        8,341             -            -     80.0%            22,998
Mundi Telecom..........................        3,479        2,877             -            -     51.0%             1,774
Czech Republic.........................        3,613            -         3,613            -     100.0%            3,613
Hungary (Monor) (3)....................       65,075        3,384        67,248        6,577     98.7%            63,214
                                        ------------- ------------ ------------ ------------                 ------------
     Total.............................      100,915       14,602        70,861        6,577                      91,599
                                        ============= ============ ============ ============                 ============




                                                    As of June 30, 2000
                                        ------------------------------------------
                                            UPC           UPC            UPC
                                         Equity in     Equity in      Equity in
                                          Business    Residential   Business Lines
                                         Subscribers  Lines Served     Served
                                        ------------ ------------- ---------------
Cable Telephony
Consolidated companies:
Norway.................................         164         8,620            3,014
France ................................           9        22,884              487
The Netherlands........................         177       119,707           12,973
Austria................................       1,015        65,324            2,898
                                        ------------ ------------- ---------------
     Total.............................       1,365       216,535           19,372
                                        ============ ============= ===============

Non-Cable Telephony
Consolidated companies:
The Netherlands
  (Uniport Carrier Select) (2).........       6,673             -                -
Mundi Telecom .........................       1,467             -                -
Czech Republic.........................           -         3,613                -
Hungary (Monor) (3)....................       3,287        65,325            6,389
                                        ------------ ------------- ---------------
     Total.............................      11,427        68,938            6,389
                                        ============ ============= ===============




                                                                       As of June 30, 2000
                                        ---------------------------------------------------------------------------------
                                                                          3rd Party                              UPC
                                               Subscribers            ISP Subscribers (9)          UPC        Equity in
                                        -------------------------- -------------------------     Paid-in      Residential
                                         Residential   Businesses   Residential  Businesses     Ownership     Subscribers
                                        ------------- ------------ ------------ ------------  -------------- ------------
Data services
Consolidated companies:
Norway.................................        6,980          190             -            -     100.0%             6,980
Sweden.................................       18,515            -             -            -     100.0%            18,515
Belgium................................       11,519            -             -            -     100.0%            11,519
France.................................        7,003            -             -            -      92.0%             6,443
The Netherlands........................      101,646        2,053        15,483          239     100.0%           101,646
Austria................................       62,978        2,604             -            -      95.0%            59,829
Hungary (UPC Magyarorszag).............          517            -             -            -     100.0%               517
Non-consolidated companies:
Germany (Primacom) (1).................          150            -             -            -      25.1%                38
                                        ------------- ------------ ------------ ------------                 ------------
     Total.............................      209,308        4,847        15,483          239                      205,487
                                        ============= ============ ============ ============                 ============


                                                   As of June 30, 2000
                                        ------------------------------------------
                                            UPC           UPC            UPC
                                         Equity in     Equity in      Equity in
                                          Business    Residential   Business Lines
                                         Subscribers  Lines Served     Served
                                        ------------ ------------- ---------------
Data services
Consolidated companies:
Norway.................................         190             -                -
Sweden.................................           -             -                -
Belgium................................           -             -                -
France.................................           -             -                -
The Netherlands........................       2,053        15,483              239
Austria................................       2,474             -                -
Hungary (UPC Magyarorszag).............           -             -                -
Non-consolidated companies:
Germany (Primacom) (1).................           -             -                -
                                        ------------ ------------- ---------------
     Total.............................       4,717        15,483              239
                                        ============ ============= ===============


Summary Financial Data 2000 (4)



                                                                                                            As of June 30,
                                                  For the six months period ended June 30, 2000 (8)              2000
                                        ----------------------------------------------------------------------------------
                                                          Net           Net                                      Long-
                                                       Operating      Income/    Adjusted       Capital          Term
                                           Revenue   Income/(loss)    (loss)     EBITDA (5)   Expenditures (6)   Debt (7)
                                        ------------ ------------    ---------- ------------ ----------------- -----------
                                                                         (Euros, in thousands)
Consolidated companies:
  Norway...............................       26,599      (15,316)      (28,567)       1,165            38,180     228,081
  Sweden...............................       19,168      (18,293)      (21,664)         231             7,969      29,647
  Belgium..............................       10,207       (4,375)       (4,686)         185             4,757           -
  France...............................       34,379      (35,168)      (46,272)      (7,220)           70,528     238,769
  The Netherlands......................      155,347      (87,834)     (137,775)      11,569           155,019     354,169
  Austria..............................       68,213       (6,330)      (11,445)      19,389            66,359     163,507
  Hungary (UPC Magyarorszag)...........       21,712       (1,427)       (5,739)       4,762            23,940           -
  Hungary (Monor)......................       12,314        3,171          (426)       6,699             1,336           -
  Poland...............................       59,509      (87,537)     (137,220)     (32,560)           71,940     294,434
  Czech Republic.......................       14,580       (4,856)       (9,882)       2,895             2,810           -
  Romania..............................        2,350          888           263          989               404           -
  Slovak Republic......................        5,949       (2,700)       (2,936)       1,899             1,910           -
Non-consolidated companies:
  Israel (12)..........................       72,975          N/A       (12,449)      21,857               N/A     233,683
  Malta................................        7,995        1,400          (212)       2,678             2,067      28,774
  Germany (Primacom) (11)..............       55,162      (11,011)      (13,576)      20,947            24,488     213,283

Programming:
 Consolidated companies:
  Tara Television......................          957       (1,576)       (1,515)      (1,392)               40           -
 Unconsolidated companies:
  Iberian Program Services.............       17,437        5,013         4,840        6,789               290           -
  SBS (11).............................      240,576       (1,977)      (23,126)       8,821            20,672     113,919

Summary Operating Data 1999

The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.


                                                                    As of June 30, 1999
                                   ----------------------------------------------------------------------------------------

                                     Homes in                   Two way                                            UPC
                                     Service        Homes        Homes            Basic            Basic         Paid-in
                                       Area        Passed        Passed        Subscribers      Penetration      Ownership
                                   ------------ ------------- ------------ ------------------- --------------  ------------
Multi-channel TV:
Consolidated companies:
Norway............................     529,900       465,951       30,022             323,265      69.4%         100.0%
Belgium...........................     133,060       133,060      116,804             125,786      94.5%         100.0%
France............................     412,500       287,087       85,201             108,140      37.7%       95.7-99.6%
The Netherlands (UTH).............   1,132,722     1,064,942      798,227           1,006,459      94.5%         100.0%
Austria...........................   1,078,980       905,430      685,520             461,018      50.9%          95.0%
Hungary (UPC Magyarorszag)........     901,500       550,423            -             449,337      81.6%          79.3%
Czech Republic....................     229,531       157,586            -              54,691      34.7%         100.0%
Romania...........................     180,000        99,274            -              61,944      62.4%       51.0-100.0%
Slovak Republic...................     344,343       211,295            -             185,633      87.9%       75.0-100.0%

Non-consolidated companies:
The Netherlands (A2000)...........     580,198       580,198      386,109             532,297      91.7%          50.0%
Israel............................     602,000       592,326      373,312             410,380      69.3%          46.6%
Malta.............................     179,000       166,415            -              73,051      43.9%          50.0%
Hungary (Monor)...................      85,000        70,061            -              31,686      45.2%          47.5%
                                   ------------ ------------- ------------ -------------------
     Total........................   6,388,734     5,284,048    2,475,195           3,823,687
                                   ============ ============= ============ ===================


                                              As of June 30, 1999
                                   -------------------------------------------
                                         UPC           UPC           UPC
                                      Equity in     Equity in     Equity in
                                      Homes in        Homes         Basic
                                     Service Area    Passed       Subscribers
                                   -------------- -------------  -------------
Multi-channel TV:
Consolidated companies:
Norway............................       529,900       465,951       323,265
Belgium...........................       133,060       133,060       125,786
France............................       402,173       278,042       104,811
The Netherlands (UTH).............     1,132,722     1,064,942     1,006,459
Austria...........................     1,025,031       860,159       437,967
Hungary (UPC Magyarorszag)........       714,439       436,210       356,100
Czech Republic....................       229,531       157,586        54,691
Romania...........................       165,300        84,770        50,799
Slovak Republic...................       339,068       206,957       182,821

Non-consolidated companies:
The Netherlands (A2000)...........       290,099       290,099       266,149
Israel............................       280,532       276,024       191,237
Malta.............................        89,500        83,208        36,526
Hungary (Monor)...................        40,412        33,310        15,065
                                    ------------- -------------  ------------
     Total........................     5,371,767     4,370,318     3,151,676
                                    ============= =============  ============






                                                                      As of June 30, 1999
                                   ----------------------------------------------------------------------------------------
                                                                                                                   UPC
                                          Subscribers                  Lines served                 UPC          Equity in
                                   -------------------------- --------------------------------    Paid-in       Residential
                                    Residential  Businesses    Residential     Businesses        Ownership      Subscribers
                                   ------------ ------------- ------------ ------------------- --------------  ------------
Telephony
Consolidated companies:
Norway............................          364             -          451                   -     100.0%               364
France............................        5,041             -        5,160                   -      99.6%             5,021
The Netherlands (UTH) (2).........       18,154         5,953       18,154               5,963     100.0%            18,154
Austria...........................        7,159           216        7,197                 682      95.0%             6,801

Non-consolidated companies:
The Netherlands (A2000) (10)             26,064             3       29,060                 830      50.0%            13,032
Hungary (Monor) (3)...............            -             -       64,915               6,806      47.5%                 -
                                   ------------ ------------- ------------ -------------------                 ------------
     Total........................       56,782         6,172      124,937              14,281                       43,372
                                   ============ ============= ============ ===================                 ============

Dataservices
Consolidated companies:
Norway............................        1,062             4      N/A              N/A            100.0%             1,062
Belgium...........................        3,332           469      N/A              N/A            100.0%             3,332
France............................          936             -      N/A              N/A             99.6%               932
The Netherlands (UTH).............       10,848           145      N/A              N/A            100.0%            10,848
Austria...........................       20,424           914      N/A              N/A             95.0%            19,403
Hungary (UPC Magyarorszag)........           60            61      N/A              N/A             79.3%                48

Non-consolidated companies:
The Netherlands (A2000)...........       13,682           740      N/A              N/A             50.0%             6,841
                                   ------------ ------------- ------------ -------------------                 ------------
     Total........................       50,344         2,333      N/A              N/A                              42,466
                                   ============ ============= ============ ===================                 ============



                                                As of June 30, 1999
                                   ---------------------------------------------
                                        UPC           UPC             UPC
                                     Equity in     Equity in       Equity in
                                     Business     Residential     Business Lines
                                    Subscribers   Lines Served      Served
                                   ------------- -------------  ----------------
Telephony
Consolidated companies:
Norway............................            -           451                 -
France............................            -         5,139                 -
The Netherlands (UTH) (2).........        5,953        18,154             5,963
Austria...........................          205         6,837               648

Non-consolidated companies:
The Netherlands (A2000) (10)                  2        14,530               415
Hungary (Monor) (3)...............            -        30,863             3,236
                                   ------------- -------------  ----------------
     Total........................        6,160        75,974            10,262
                                   ============= =============  ================

Dataservices
Consolidated companies:
Norway............................            4         N/A               N/A
Belgium...........................          469         N/A               N/A
France............................            -         N/A               N/A
The Netherlands (UTH).............          145         N/A               N/A
Austria...........................          868         N/A               N/A
Hungary (UPC Magyarorszag)........           48         N/A               N/A

Non-consolidated companies:
The Netherlands (A2000)...........          370         N/A               N/A
                                   ------------- -------------  ----------------
     Total........................        1,904         N/A               N/A
                                   ============= =============  ================



Summary Financial Data 1999 (4)


                                                                                               As of June 30,
                                       For the six months period ended June 30, 1999 (8)            1999
                                   --------------------------------------------------------------------------
                                                     Net                                           Long-
                                                   Income/      Adjusted         Capital            Term
                                     Revenue       (loss)      EBITDA (5)    Expenditures (6)     Debt (7)
                                   ------------ ------------- ------------ ------------------- --------------
                                                            (Euros, in thousands)
Consolidated companies:
Norway............................      22,575       (15,937)       5,451              19,280         91,492
Belgium...........................       8,263        (3,102)       1,258               2,673              -
France............................       3,269        (6,455)      (3,127)             17,283         64,610
The Netherlands (UTH).............      58,490       (28,174)      19,611              42,176        363,503
Austria...........................      45,022        (2,016)      16,895              25,374        116,351
Hungary (UPC Magyarorszag)........      15,875           527        5,111              10,194             22
Czech Republic....................       2,138        (1,112)        (256)              1,249              -
Romania...........................       1,134           177          474                 157              -
Slovak Republic...................         993          (802)         197                 255              -

Non-consolidated companies:
The Netherlands (A2000)...........      34,008       (16,676)       6,932              24,258        219,947
Israel............................      77,551         1,163       40,056              14,282        223,794
Malta.............................       7,349           501        3,115               3,446         22,160
Hungary (Monor)...................       9,284         1,854        6,014               1,532         32,613

(1)  Statistics of Primacom are as of December 31, 1999.
(2)  UTH's 80% subsidiary Uniport offers a carrier select telephony service.
(3)  Our Monor service offers traditional telephony service.
(4) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of June 30, 2000. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles.
(5) Adjusted EBITDA represents operating income before depreciation, amortization and stock-based compensation expense. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies such as us. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flow or for any other measure of performance or liquidity under generally accepted accounting principles or as an indicator of a company's operating performance. We are not entirely unrestricted to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our representation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(6)  Tangible CAPEX only.
(7)  Excludes intercompany debt.
(8) Financial data for new acquisitions (1999 and 2000) are included from their effective date of consolidation.
(9)  Internet subscribers who are served by non-UPC internet providers.
(10) A2000 offers cable telephony service.
(11) Financial data represent the six months ended March 31, 2000, as extracted from documents filed with the SEC.
(12) Financial data represent the five months ended May 31, 2000.
(13) Statistics of Iberian Program Services exclude 528,000 DTH subscribers.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         27.1    Financial Data Schedule

(b)      Reports on Form 8-K filed during the Quarter



          Date of Report         Item Reported                  Financial  Statements
          ---------------------  -----------------------------  ----------------------

          March 28, 2000 (as     Acquisition of K&T Group and   SBS Broadcasting  S.A.
          Amended by Form        Amendment of Exchange Offer    Eneco KabelTV and
          8-K\A filed May 12,    Agreement with SBS             Telecom Group
          2000)                  Broadcasting S.A.

          April 11, 2000         Amendment Agreement to         None.
                                 Exchange Offer Agreement with
                                 SBS Broadcasting S.A.

          May 22, 2000           Termination of Exchange Offer  None.
                                 Agreement with SBS
                                 Broadcasting S.A.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED PAN-EUROPE COMMUNICATIONS N.V.


Date:  August 14, 2000
       ---------------



By:    /S/  Charles H.R. Bracken
       -------------------------

       Charles H.R. Bracken
       Board of Management Member and Chief Financial Officer
       (A Duly Authorized Officer and Principal Financial Officer)