Form 10-Q
period 2000-09-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2000-11-14
CIK 1070778

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 2000

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

            Beech Avenue 100,
 1119 PW Schiphol Rijk, The Netherlands                             1119 PW
 (Address of principal executive offices)                         (Zip code)

     Registrant's telephone number, including area code: (31) 20-778-9840


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


The number of shares outstanding of the Registrant's common stock as of November 13, 2000 was:

                   441,246,729 ordinary shares A, including
              shares represented by American Depository Receipts

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
                                ------------------------------
Item 1 - Financial Statements
------

   Consolidated Balance Sheets of September 30, 2000 (Unaudited) and December 31, 1999..........................   1

   Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999
   (Unaudited)..................................................................................................   2

   Consolidated Statement of Shareholders' Equity for the Nine Months Ended
         September 30, 2000 (Unaudited).........................................................................   3

   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
         and 1999 (Unaudited)...................................................................................   4

   Notes to Consolidated Financial Statements (Unaudited).......................................................   6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..................  27
------

Item 3 - Quantitative and Qualitative Disclosure About Market Risk..............................................  52
------

                                PART II - OTHER INFORMATION
                                ---------------------------

Item 2 - Changes in Securities and Use of Proceeds..............................................................  57
------

Item 5 - Other Information......................................................................................  58
------

Item 6 - Exhibits and Reports on Form 8-K.......................................................................  65
------

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)

                                                                                              As of           As of
                                                                                           September 30,   December 31,
                                                                                               2000            1999
                                                                                           -------------   ------------
ASSETS:

Current assets
 Cash and cash equivalents...............................................................        181,980      1,025,460
 Restricted cash.........................................................................         17,135         17,135
 Subscriber receivables, net of allowance for doubtful accounts of 36,138 and
  16,754, respectively...................................................................         97,360         59,860
 Other receivables, including related party receivables of 7,980 and 10,500,
  respectively...........................................................................        148,784        101,870
  Inventory..............................................................................        159,540         66,403
 Prepaid expenses and other current assets...............................................        135,676         72,925
                                                                                           -------------   ------------
        Total current assets.............................................................        740,475      1,343,653
Other investments........................................................................        245,064        623,341
Investments in and advances to affiliated companies, accounted for under the
  equity method, net.....................................................................        748,156        242,847
Property, plant and equipment, net of accumulated depreciation of 499,774 and
  194,205, respectively..................................................................      2,928,936      1,908,414
Goodwill and other intangible assets, net of accumulated amortization of 347,408
  and 133,667, respectively..............................................................      3,913,452      2,611,413
Deferred financing costs, net of accumulated amortization of 16,769 and 5,937,
  respectively...........................................................................        119,153         77,861
Other assets.............................................................................         45,389          1,734
                                                                                           -------------   ------------
        Total assets.....................................................................      8,740,625      6,809,263
                                                                                           =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities
 Accounts payable, including related party payables of 4,284 and 2,785, respectively.....        336,099        239,747
 Accrued liabilities.....................................................................        439,642        273,141
 Subscriber prepayments and deposits.....................................................         74,709         41,208
 Short-term debt.........................................................................      1,059,610        163,241
 Current portion of long-term debt.......................................................         10,106         50,291
                                                                                           -------------   ------------
        Total current liabilities........................................................      1,920,166        767,628
Long-term debt...........................................................................      6,049,224      3,903,410
Deferred taxes...........................................................................         13,743         15,961
Deferred compensation....................................................................         61,291         70,804
Other long-term liabilities..............................................................         32,495         19,365
                                                                                           -------------   ------------
        Total liabilities................................................................      8,076,919      4,777,168
                                                                                           =============   ============

Commitments and contingencies, see Note 10.

Minority interests in subsidiaries.......................................................         11,312         11,895

Shareholders' equity (As adjusted for stock split, see Note 11)
 Priority stock, 1.0 par value, 300 shares authorized, 300 and 300 shares issued,
  respectively...........................................................................              -              -
 Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 441,246,729 and
  435,604,497 shares issued and outstanding, respectively................................        441,247        435,605
 Additional paid-in capital..............................................................      2,703,980      2,371,951
 Deferred compensation...................................................................       (103,784)       (47,425)
 Accumulated deficit.....................................................................     (2,589,250)    (1,114,219)
 Other cumulative comprehensive income...................................................        200,201        374,288
                                                                                           -------------   ------------
        Total shareholders' equity.......................................................        652,394      2,020,200
                                                                                           -------------   ------------
        Total liabilities and shareholders' equity.......................................      8,740,625      6,809,263
                                                                                           =============   ============

      The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENT OF OPERATIONS
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)


                                                                           For the Three Months              For the Nine Months
                                                                            Ended September 30,              Ended September 30,
                                                                       ---------------------------      ---------------------------
                                                                           2000           1999              2000            1999
                                                                       ------------   ------------      ------------   ------------
Service and other revenue..............................................     257,877        125,518           695,466        276,152
Operating expense......................................................    (179,020)       (75,051)         (476,726)      (143,613)
Selling, general and administrative expense............................    (171,984)       (79,591)         (419,871)      (199,905)
Depreciation and amortization..........................................    (187,396)       (87,170)         (477,261)      (154,513)
                                                                       ------------   ------------      ------------   ------------
  Net operating loss...................................................    (280,523)      (116,294)         (678,392)      (221,879)
Interest income........................................................       8,377          4,220            30,506         10,355
Interest expense.......................................................    (176,783)       (57,014)         (484,465)       (85,197)
Foreign exchange gain (loss) and other income (expense), net...........    (153,653)         5,736          (277,605)        11,195
                                                                       ------------   ------------      ------------   ------------
  Net loss before income taxes and other items.........................    (602,582)      (163,352)       (1,409,956)      (285,526)
Share in results of affiliated companies, net..........................     (40,638)       (10,296)          (71,696)       (25,347)
Minority interests in subsidiaries.....................................       4,606            538             7,096            590
Income tax (expense) benefit...........................................        (889)         2,685              (475)         3,193
                                                                       ------------   ------------      ------------   ------------
  Net loss.............................................................    (639,503)      (170,425)       (1,475,031)      (307,090)
                                                                       ============   ============      ============   ============
Basic and diluted net loss per ordinary share(1).......................       (1.46)         (0.44)            (3.38)         (0.85)
                                                                       ============   ============      ============   ============
Weighted-average number of ordinary shares outstanding(1).............. 438,812,857    389,553,582       436,973,545    361,760,589
                                                                       ============   ============      ============   ============

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)

                                                     Priority Stock              Ordinary Stock        Additional
                                                -----------------------     -----------------------     Paid-In
                                                Shares (2)     Amount        Shares (2)    Amount       Capital
                                                ---------     ---------     -----------   ---------    ----------
Balance, December 31, 1999......................      300             -     435,604,497     435,605    2,371,951
Issuance of shares related to converted
 United loan....................................        -             -         624,942         625         (625)
Issuance of warrants............................        -             -               -           -      121,010
Deferred compensation expense related to stock
 options and restricted stock, net..............        -             -               -           -       22,629
Amortization of deferred compensation...........        -             -               -           -            -
SAB 51 gain on subsidiary's issuance of shares..        -             -               -           -       53,765
Issuance of shares related to acquisiton of
 minority interest UPC France...................        -             -         960,837         961       12,039
Issuance of shares for repayment of Stjarn note.        -             -       4,056,453       4,056      116,011
Deferred compensation on restricted stock.......        -             -               -           -        7,200
Unrealized loss on investments..................        -             -               -           -            -
Change in cumulative translation adjustments....        -             -               -           -            -
Net loss........................................        -             -               -           -            -
Total comprehensive income (loss)...............        -             -               -           -            -
                                                ---------     ---------     -----------   ---------    ---------
Balance, September 30, 2000.....................      300             -     441,246,729     441,247    2,703,980
                                                =========     =========     ===========   =========    =========

                                                                              Comprehensive
                                                   Deferred     Accumulated      Income
                                                 Compensation     Deficit      (Loss) (1)        Total
                                                --------------  -----------  ---------------  -----------
Balance, December 31, 1999......................       (47,425)  (1,114,219)         374,288    2,020,200
Issuance of shares related to converted
 United loan....................................             -            -                -            -
Issuance of warrants............................             -            -                -      121,010
Deferred compensation expense related to stock
 options and restricted stock, net..............       (22,629)           -                -            -
Amortization of deferred compensation...........       (26,530)           -                -      (26,530)
SAB 51 gain on subsidiary's issuance of shares..             -            -                -       53,765
Issuance of shares related to acquisiton of
 minority interest UPC France...................             -            -                -       13,000
Issuance of shares for repayment of Stjarn note.             -            -                -      120,067
Deferred compensation on restricted stock.......        (7,200)           -                -            -
Unrealized loss on investments..................             -            -         (206,308)    (206,308)
Change in cumulative translation adjustments....             -            -           32,221       32,221
Net loss........................................             -   (1,475,031)               -   (1,475,031)
                                                                                              -----------
Total comprehensive income (loss)...............             -            -                -   (1,649,118)
                                                --------------  -----------  ---------------  -----------
Balance, September 30, 2000.....................      (103,784)  (2,589,250)         200,201      652,394
                                                ==============  ===========  ===============  ===========

(1) As of December 31, 1999, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 4,023 and unrealized gain on investments of 370,265. As of September 30, 2000, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 36,244 and unrealized gain on investments of 163,957.
(2) As adjusted for the stock split. See Note 11.

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

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                      ----------------------------------
                                                                                            2000              1999
                                                                                      ----------------  ----------------
Cash flows from operating activities:
Net loss............................................................................        (1,475,031)         (307,090)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
 Depreciation and amortization......................................................           477,261           154,513
 Amortization of deferred financing costs...........................................            11,019             8,812
 Accretion of interest expense......................................................           196,302            15,190
 Share in results of affiliated companies, net......................................            71,696            25,347
 Compensation expense related to stock options......................................           (30,850)           49,682
 Minority interests in subsidiaries.................................................            (7,096)             (590)
 Exchange rate differences in loans.................................................           251,581            (2,046)
 Other..............................................................................             9,870            (4,119)
 Changes in assets and liabilities:
 Increase in subscriber receivables.................................................           (37,500)           (4,715)
 Increase in other receivables......................................................           (75,570)          (18,172)
 Increase in inventories............................................................           (52,490)          (22,259)
 Increase in other non-current assets...............................................           (57,147)            3,910
 Increase in other current liabilities..............................................           187,987            61,128
 Decrease in deferred taxes and other
  long-term liabilities.............................................................           (26,567)             (219)
                                                                                      ----------------  ----------------
Net cash flows from operating activities............................................          (556,535)          (40,628)
                                                                                      ----------------  ----------------
Cash flows from investing activities:
Restricted cash released, net.......................................................                 -            (3,409)
Investment in securities, net.......................................................           (44,538)          (15,652)
Investments in and advances to affiliated companies, net............................          (315,383)         (120,443)
Capital expenditures................................................................        (1,092,562)         (295,242)
Acquisitions, net of cash acquired..................................................        (1,387,630)       (1,729,351)
Sale of affiliated companies........................................................                 -            16,648
                                                                                      ----------------  ----------------
Net cash flows from investing activities............................................        (2,840,113)       (2,147,449)
                                                                                      ----------------  ----------------
Cash flows from financing activities:
Proceeds from initial public offering, net..........................................                 -         1,206,910
Proceeds from senior notes..........................................................         1,594,161         1,429,449
Proceeds from exercise of DIC option................................................                 -            40,681
Proceeds from short-term borrowings.................................................         1,005,440            13,082
Proceeds from long-term borrowings..................................................           455,432           611,488
Deferred financing costs............................................................           (59,722)          (53,929)
Repayments of long-term and short-term borrowings...................................          (442,487)         (922,036)
Repayments on note payable to shareholder...........................................                 -           (71,442)
Repayments on short-term note.......................................................                 -           (16,499)
                                                                                      ----------------  ----------------
Net cash flows from financing activities............................................         2,552,824         2,237,704
                                                                                      ----------------  ----------------
Effect of exchange rates on cash....................................................               344                99
                                                                                      ----------------  ----------------
Net (decrease) increase in cash and cash equivalents................................          (843,480)           49,726
Cash and cash equivalents at beginning of period....................................         1,025,460            13,419
                                                                                      ----------------  ----------------
Cash and cash equivalents at end of period..........................................           181,980            63,145
                                                                                      ================  ================

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

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                         --------------------------------
                                                                                              2000                1999
                                                                                         ------------        ------------
Non-cash investing and financing activities:
 Unrealized (loss) gain on investments.................................................      (206,308)            141,016
                                                                                         ============        ============
 Issuance of warrants..................................................................       121,010              29,223
                                                                                         ============        ============
 Conversion of Stjarn Seller's Note....................................................       120,067              93,479
                                                                                         ============        ============
Supplemental cash flow disclosures:
 Cash paid for interest................................................................      (259,300)            (45,616)
                                                                                         ============        ============
 Cash received for interest............................................................        26,238               9,737
                                                                                         ============        ============
Significant Acquisitions:
Acquisition of K&T Group (1):
 Property, plant and equipment.........................................................      (236,959)                  -
 Investments in affiliated companies...................................................        (8,767)                  -
 Goodwill..............................................................................      (817,893)                  -
 Long-term liabilities.................................................................       234,457                   -
 Net current liabilities...............................................................         8,455                   -
                                                                                         ------------        ------------
                                                                                             (820,707)                  -
 Receivables acquired..................................................................      (225,581)                  -
                                                                                         ------------        ------------
  Total cash paid......................................................................    (1,046,288)                  -
                                                                                         ============        ============
Acquisition of 49% of United Telekabel Holding N.V.:
 Property, plant and equipment.........................................................             -            (185,835)
 Investments in affiliated companies...................................................             -             (41,439)
 Goodwill..............................................................................             -            (227,190)
 Long-term liabilities.................................................................             -             214,613
 Net current liabilities...............................................................             -               4,765
                                                                                         ------------        ------------
  Total cash paid......................................................................             -            (235,086)
  Cash acquired........................................................................             -              12,060
                                                                                         ------------        ------------
                                                                                                    -            (223,026)
                                                                                         ============        ============
Acquisition of 100% of StjarnTVnatet AB:
 Property, plant and equipment.........................................................             -             (40,356)
 Goodwill..............................................................................             -            (413,264)
 Long-term liabilities.................................................................             -              30,164
 Net current liabilities...............................................................             -              52,345
                                                                                         ------------        ------------
  Total purchase price.................................................................             -            (371,111)
  Seller's Note........................................................................             -              93,479
                                                                                         ------------        ------------
  Total cash paid......................................................................             -            (277,632)
  Cash acquired........................................................................             -               3,544
                                                                                         ------------        ------------
                                                                                                    -            (274,088)
                                                                                         ============        ============
Acquisition of 100% of @Entertainment, Inc.:
 Property, plant and equipment.........................................................             -            (182,495)
 Goodwill..............................................................................             -            (917,983)
 Other assets..........................................................................             -             (19,847)
 Net current assets....................................................................             -             (47,665)
 Long-term liabilities.................................................................             -             417,279
                                                                                         ------------        ------------
  Total cash paid......................................................................             -            (750,711)
  Cash acquired........................................................................             -              58,147
                                                                                         ------------        ------------
                                                                                                    -            (692,564)
                                                                                         ============        ============
Acquisition of 50% of A2000:
 Property, plant and equipment.........................................................             -             (90,243)
 Goodwill..............................................................................             -            (256,469)
 Net current liabilities...............................................................             -              23,429
 Long-term liabilities.................................................................             -             121,446
                                                                                         ------------        ------------
                                                                                                    -            (201,837)
 Receivables acquired..................................................................             -             (12,211)
                                                                                         ------------        ------------
 Total cash paid.......................................................................             -            (214,048)
 Cash acquired.........................................................................             -                 487
                                                                                         ------------        ------------
                                                                                                    -            (213,561)
                                                                                         ============        ============

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Stated in thousands of Euros, except share and per share amounts)
                                  (Unaudited)

1.   Organization and Nature of Operations

     United Pan-Europe Communications N.V. ("UPC" or the "Company") was established as a joint venture for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. On July 13, 1995, UnitedGlobalCom, Inc. ("United"), a Delaware corporation, and Philips Electronics N.V. ("Philips"), an N.V. in The Netherlands, contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. As a result of this transaction, United and Philips each owned a 50% economic and voting interest in UPC. On December 11, 1997, United acquired Philips' 50% interest in UPC, thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). In February 1999, UPC concluded an initial public offering. UPC's network footprint covers 17 countries in Europe and Israel and offers communication services in many European countries through its business lines: cable television, telephony, internet/data services, direct-to-home ("DTH") and media.

     The following chart presents a summary of the Company's significant investments as of September 30, 2000:

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                              UPC's Ownership
                                                                              ---------------
Distribution:

Austria:
 Telekabel Group.............................................................            95.0%
Belgium:
 UPC Belgium (formerly Radio Public N.V./S.A.)...............................           100.0%
Czech Republic:
 KabelNet....................................................................           100.0%
 Kabel Plus..................................................................            99.9%
France:
 UPC France (1)..............................................................            92.0%
Germany:
 PrimaCom AG ("Primacom") (2)................................................            25.1%
Hungary:
 UPC Magyarorszag (formerly Telekabel Hungary)...............................           100.0%
 Monor Communications Group, Inc. ("Monor")..................................            98.9%
Israel:
 Tevel Israel International Communications Ltd. ("Tevel")....................            46.6%
Malta:
 Melita Cable TV P.L.C. ("Melita")...........................................            50.0%
The Netherlands:
 UPC Nederland (formerly United Telekabel Holding N.V. ("UTH")) (3)..........           100.0%
Norway:
 UPC Norge AS ("UPC Norge") (formerly Janco Multicom ).......................           100.0%
Sweden:
 UPC Sweden (formerly StjarnTVnatet AB ("Stjarn"))...........................           100.0%
Slovak Republic:
 Trnavatel...................................................................            95.0%
 Kabeltel....................................................................           100.0%
 UPC Slovensko s r.o. (formerly SKT spol s r.o.).............................           100.0%
Romania:
 Eurosat.....................................................................            51.0%
 AST Romania (4).............................................................            70.0%

Chello:
 chello broadband N.V. ("chello")............................................           100.0%

Priority Telecom:

Spain:
 Munditelecom................................................................            50.1%
Norway:
 ElTele Ostfold..............................................................           100.0%
The Netherlands:
 Priority Telecom N.V. ("Priority Telecom")..................................           100.0%

Media:

Ireland:
 Tara Televison Limited ("Tara").............................................            80.0%
Poland:
 UPC Polska, Inc ("UPC Polska") (formerly @Entertainment, Inc.
  ("@Entertainment"))........................................................           100.0%
 UPC Broadcast Centre Ltd. ("UPC Broadcast Centre") (formerly Wizja TV)......           100.0%
Spain:
 Iberian Programming Services ("IPS")........................................            50.0%
United Kingdom:
 Xtra Music Ltd..............................................................            50.0%
Other:
 SBS Broadcasting SA ("SBS").................................................            23.5%
The Netherlands:
 UPC Programming B.V. ("UPCtv")..............................................           100.0%

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

     In management's opinion, all adjustments of a normal, recurring nature have been made which are necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999. For a more complete understanding of the Company's financial position and results of operations see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

New Accounting Principles

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for UPC's first quarter 2001.

     The Company has entered into cross-currency swaps related to USD 1,552.0 million of dollar-denominated senior notes. Under SFAS 133 these cross-currency swaps will not qualify for hedge accounting, and therefore the cross-currency swaps, as well as the senior notes which they are related to, will have to be presented separately on the balance sheet. The senior notes would have to be revalued at the spot rate based on the USD/Euro exchange rate at each balance sheet date, with changes being recorded as foreign exchange gains/losses in the statement of operations. The cross-currency swaps will likewise have to be marked to market at each balance sheet date, with changes recorded in the statement of operations. If the Company were to implement SFAS 133 to cross currency swaps

                UNITED PAN-EUROPE COMMUNICATIONS N.V.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in place at September 30, 2000, the impact on net income would be a net gain between 40.0 million and 70.0 million for the nine month period ended September 30,2000. In addition to the cross currency swaps, the Company is also a party to a number of other derivative arrangements, primarily through call arrangements embedded in its outstanding senior notes. These calls are embedded derivatives under SFAS 133 and for purposes of implementing SFAS 133 will need to be bifurcated and accounted for separate and apart from the underlying debt. The impact of adopting SFAS 133 on these embedded derivatives is still being evaluated.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Views on Selected Revenue Recognition Issues" ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Implementation of SAB 101 is required for the fourth quarter of 2000. The Company has assessed the effect of this new standard and does not expect the effect to be material.

Reclassifications

     Certain prior period amounts have been reclassified for comparability with the September 30, 2000 presentation.

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

StjarnTVnatet AB

     In July 1999, UPC acquired Stjarn, which operates cable television systems serving the greater Stockholm area, for a purchase price of USD397.0 million (371.1 million). USD100.0 million (93.5 million) of the purchase price was paid in the form of a one year note with interest at 8.0% per annum and the balance of the purchase price was paid in cash. The Stjarn acquisition was structured as a purchase of shares of Stjarn's parent holding company, NBS Nordic Broadband Services AB ("NBS Nordic"). The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in Stjarn. In July 2000, in accordance with the original terms of the note, UPC elected to repay the one-year note, plus accrued interest, with 4,056,453 of its ordinary shares A.

@Entertainment Inc.

     In August 1999, UPC acquired 100% of @Entertainment, which provides cable television, DTH satellite television and related programming services in Poland, for a purchase price of USD807.0 million (750.7 million). The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in @Entertainment.

A2000

     In September 1999, UPC acquired, through UPC Nederland, the remaining 50% of A2000 that it did not already own for USD229.0 million (214.0 million), including the repayment and the assumption of loans from A2000 to its former shareholder of approximately 12.2 million. The acquisition was accounted for under purchase accounting. As of September 1, 1999, UPC Nederland began consolidating its investment in A2000.

                UNITED PAN-EUROPE COMMUNICATIONS N.V.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Eneco K&T Group

     In March 2000, UPC acquired the Eneco K&T Group ("K&T"), the cable interests of ENECO N.V., for a consideration of 1,046.3 million, including the repayment to ENECO N.V. and the assumption of debt from K&T to ENECO N.V. of
225.6 million. The acquisition was accounted for under purchase accounting. Effective March 31, 2000, UPC began consolidating its investment in K&T Group.

Pro Forma Information

     The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2000 and 1999 give effect to UPC's acquisitions of the remaining 49% of UTH, 100% of Stjarn, 100% of @Entertainment, the remaining 50% of A2000 and 100% of K&T Group as if these acquisitions had occurred at the beginning of the period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The Company uses preliminary purchase price allocations when reporting the value of certain assets and liabilities acquired in business combinations. The Company finalizes such purchase price allocations within one year of consummating a business combination. Accordingly, the pro forma operating results reflect the usage of these preliminary purchase price allocations in addition to other currently available information and certain assumptions that management believes are reasonable.

                                          For the Nine Months Ended           For the Nine Months Ended
                                              September 30, 2000                  September 30, 1999
                                        -------------------------------      -------------------------------
                                         Historical        Pro Forma         Historical         Pro Forma
                                         -----------      -----------        -----------       -----------
Service and other revenue..............      695,466          712,710            276,152           449,057
                                         ===========      ===========        ===========       ===========
Net loss...............................   (1,475,031)      (1,524,019)          (307,090)         (689,416)
                                         ===========      ===========        ===========       ===========
Weighted-average number of
 ordinary shares outstanding...........  436,973,545      436,973,545        361,760,589       367,048,389
                                         ===========      ===========        ===========       ===========
Basic and diluted net loss
  per ordinary share...................        (3.38)           (3.49)             (0.85)            (1.16)
                                         ===========      ===========        ===========       ===========

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

Intercomm France Holding S.A.

     In February 2000, UPC acquired, through UPC France, Intercomm France Holding S.A. ("Intercomm") (a wholly-owned subsidiary of Intercomm Holdings, L.L.C.). UPC funded the acquisition with 36.0 million cash and shares in UPC France. Following the transaction, UPC controls 92% of its combined French entities with Intercomm Holdings L.L.C. owning the remaining 8%. The acquisition was accounted for under purchase accounting. Effective March 1, 2000, UPC France began consolidating its investment in Intercomm.

ElTele Ostfold and Vestfold Systems

     In February 2000, UPC aquired 100% of the equity of ElTele Ostfold and Vestfold ("ETO") from the energy companies Fredrikstad Energi AS, Ostfold Energiverk and Hafslund. UPC paid NKR 320.0 million (39.3 million) for the companies. Effective March 1, 2000, UPC began consolidating its investment in ETO.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SBS

     In February 2000, UPC acquired an additional 10.2% of SBS for 162.5 million, increasing its ownership to approximately 23.5%. The investment in SBS is accounted for under the equity method of accounting.

UPC Magyarorszag Minority Interest

     In March 2000, UPC acquired the 20.75% minority stake held in UPC Magyarorszag by the First Hungary Fund for 63.9 million in cash, increasing UPC's ownership to 100%.

Kabel Haarlem B.V.

     In March 2000, UPC acquired, through UPC Nederland, 100% of the Haarlem cable network for 62.2 million. The acquisition was accounted for under the purchase accounting. Effective March 1, 2000, UPC Nederland began consolidating its investment in Haarlem.

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

     On July 12, 2000, Priority Wireless was awarded one of the two national French fixed wireless licenses. The license gives UPC access to both 3.5 and 26 GHz spectrum throughout France. The license was awarded at no cost by the Autorite de Regulation des Telecommunications (ART), the French regulatory authority. UPC won this license jointly with Marine-Wendel and NRJ through their consortium Fortel, in which Priority Wireless has a 47.5% interest.

Agreement to Acquire Interest in Telewest Communications plc

     On June 26, 2000, UPC announced that it will acquire a 25% economic interest in Telewest Communications plc ("Telewest"). The economic interest in Telewest will be acquired by UPC from United's successor corporation ("New United") as part of a series of related transactions by United and Liberty Media Corporation ("Liberty") whereby Liberty will contribute to New United its European and Latin American broadband assets in return for 75.3 million shares of Class B common stock of New United, which will acquire all of the outstanding stock of United pursuant to a merger of United with a newly formed wholly-owned subsidiary of New United.

     The Liberty broadband assets contributed to New United will include a non-voting, 99% economic interest in a limited liability company ("LLC") which holds
724.3 million ordinary and limited voting shares of Telewest, representing approximately 25% of the total issued share capital in Telewest. Subsequent to closing, New United has agreed to contribute the LLC interest into a newly formed Dutch company, or "New UPC", which will acquire all of the issued and outstanding stock of UPC, pursuant to a merger of UPC into a newly formed wholly owned subsidiary of New UPC, and New United will contribute to New UPC the interests in Telewest that New United acquires from Liberty in return for equity in New UPC. The UPC transaction will result in New United holding a direct and indirect ownership interest in New UPC of approximately 61.0%. The merger of UPC into a subsidiary of New UPC requires the approval of UPC's supervisory directors and a majority of its shareholders and compliance with other Dutch corporate legal procedures. Pursuant to the terms of UPC's indentures, the merger will also require delivery of a fairness opinion. The remaining 1% economic interest in the LLC and sole management power over the LLC will be held by Liberty. UPC has a right to obtain this interest after clearance of all appropriate regulatory and third party approvals. UPC will account for its interest in Telewest under the equity method of accounting.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Closing of the transaction is also subject to certain regulatory, shareholder and third party approvals which the parties expect to complete during the course of first half 2001.

Agreement with Excite@Home to Form Joint Venture

     On July 18, 2000, UPC, United and Excite@Home announced plans to merge UPC's chello broadband subsidiary with Excite@Home's international broadband operations to form Excite chello. Upon formation, Excite chello will combine Excite@Home's international portal, media and high-speed data ventures with chello's high-speed internet operations and its exclusive access to the broadband networks of UPC and United. The proposed transaction is subject to receipt of various third party approvals and satisfaction of various other significant conditions.

Acquisition of DattelKabel

     On July 27, 2000, UPC acquired 100% of the equity interest in DattelKabel a.s. from Nuon International Projects B.V. (a wholly owned subsidiary of Nuon, N.V.). DattelKabel is a Prague-based cable TV operator. UPC paid 24.5 million for DattelKabel. The acquisition was accounted for under purchase accounting. Effective August 2000, UPC began consolidating its investment in DattelKabel.

Xtra Music Limited

     In August 2000, UPC together with Liberty Digital Inc., through Liberty Digital's subsidiary, DMX Music, purchased the interests of the third party shareholders in Xtra Music Ltd., thus creating a 50:50 joint venture company between UPC and Liberty Digital.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

                                                                  As of September 30, 2000
                          ----------------------------------------------------------------------------------------------------------
                             Investments in            Cumulative              Cumulative              Cumulative
                             and Advances to            Dividends         Share in Results of          Translation
                          Affiliated Companies          Received          Affiliated Companies         Adjustments           Total
                          --------------------         ----------         --------------------         -----------         ---------
Tevel....................         89,817                  (5,500)                  (30,581)                 20,995           74,731
Melita...................         12,699                       -                      (520)                  1,039           13,218
Xtra Music...............         14,039                       -                    (5,676)                    903            9,266
IPS......................         10,065                  (2,742)                    4,801                   5,491           17,615
SBS......................        261,999                       -                   (27,356)                 42,655          277,298
Fox Kids Poland..........          7,171                       -                      (260)                    321            7,232
Twoj Styl................         10,023                  (2,275)                    2,044                  (2,072)           7,720
PrimaCom.................        345,096                       -                   (18,811)                      -          326,285
Other, net...............         21,079                       -                    (5,192)                 (1,096)          14,791
                          --------------------         ----------         --------------------         -----------         ---------
Total....................        771,988                 (10,517)                  (81,551)                 68,236          748,156
                          ====================         ==========         ====================         ===========         =========

 5.  Other Investments

Marketable Equity Securities of United, at Fair Value


     As of September 30, 2000, a subsidiary of UPC owned 5,569,240 of United's Class A common shares with a fair market value of 189,950. The fair market value of the shares at December 31, 1999 was 390,881, resulting in an unrealized loss of 200,931 for the nine months ended September 30, 2000.

     In September 1999, UPC agreed to form a 50 / 50 joint venture or a similar arrangement with Liberty to evaluate content and distribution opportunities in Europe. UPC would have contributed its 5.6 million Class A common shares of United that it owns to the joint venture. Due to the Telewest transaction (see
Note 3), formation of the joint venture will not be consummated.

Terayon Warrants

     UPC acquired warrants from Terayon Communication Systems, Inc. ("Terayon"), a public company, for 2 million shares of Terayon's common stock as a part of a relationship agreement entered into with Terayon in January 2000. The Company recorded the receipt of these warrants in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", whereby an asset representing the fair value of the warrants at the date of receipt was recorded in "other investments" and a credit was recorded to "other long-term liabilities" which is being amortized to income over the term of the relationship agreement. For the nine months period ended September 30, 2000, 9.4 million was amortized and has been reflected in "foreign exchange gain (loss) and other income (expense)" in the accompanying statement of operations.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Property, Plant and Equipment


                                                    As of              As of
                                                September 30,       December 31,
                                                    2000               1999
                                                -------------       ------------
Cable distribution networks...................     2,554,367          1,610,058
Subscriber premises equipment and converters..       334,460            152,713
DTH, MMDS and distribution facilities.........       172,292             78,772
Office equipment, furniture and fixtures......       206,683             71,712
Buildings and leasehold improvements..........       101,597            109,147
Other.........................................        59,311             80,217
                                                -------------       ------------
                                                   3,428,710          2,102,619
        Accumulated depreciation..............      (499,774)          (194,205)
                                                -------------       ------------
        Property, plant and equipment, net....     2,928,936          1,908,414
                                                =============       ============
7.   Goodwill and Other Intangible Assets

                                                    As of              As of
                                                September 30,       December 31,
                                                    2000               1999
                                                -------------       ------------
UPC Nederland.................................     1,665,182            758,962
UPC Polska....................................     1,012,543            929,956
UPC Sweden....................................       429,863            427,927
UPC N.V.......................................       209,752             29,223
Telekabel Group...............................       179,907            176,694
UPC France....................................       173,971            117,054
Priority Wireless Group.......................       107,498                  -
UPC Norge.....................................        78,097             84,874
UPC Magyarorszag..............................       121,330             54,725
Kabel Plus....................................       112,641             84,799
Other.........................................       170,076             80,866
                                                -------------       ------------
                                                   4,260,860          2,745,080
 Accumulated amortization.....................      (347,408)          (133,667)
                                                -------------       ------------
 Goodwill and other intangible assets, net....     3,913,452          2,611,413
                                                =============       ============

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Short-Term Debt

                                                    As of              As of
                                                September 30,       December 31,
                                                    2000               1999
                                                -------------       ------------
 UPC Bridge Loan..............................      500,000                  -
 New A2000 Facilities.........................      231,428                  -
 UPC Corporate Facility.......................      227,381                  -
 DIC Loan.....................................       53,442                  -
 Gelrevision Facility.........................       34,941                  -
 Stjarn Seller's Note.........................            -             99,378
 Stjarn Facilities............................            -             39,088
 A2000 Facility...............................            -             20,447
 Other Bank Loans.............................       12,418              4,328
                                                -------------       ------------
       Total..................................    1,059,610            163,241
                                                =============       ============

UPC Bridge Loan

     In connection with the K&T acquisition, UPC Nederland received a short-term bridge loan of Euro 500 million, secured with guarantees of certain of UPC's Dutch assets ("UPC Bridge Loan"). Drawdowns of the UPC Bridge Loan were used to refinance certain existing intercompany loans from UPC N.V. The UPC Bridge Loan expires in December 2000. The UPC Bridge Loan bears an annual interest rate of EURIBOR + 2.0%/2.5%. Subsequent to September 30, 2000, UPC repaid this loan with proceeds from the Euro 4.0 billion financing (see Note 14).

New A2000 Facilities

     In January 2000, UPC Nederland (A2000) refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants ("New A2000 Facilities"). The facilities are secured by mortgages and pledges, including pledges on the shares of A2000 Holding, Kabeltelevisie Amsterdam and A2000 Hilversum. The borrowers are restricted from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. These facilities bear an annual interest rate of EURIBOR +1.0%. Subsequent to September 30, 2000, UPC repaid this facility with the proceeds from the Euro 4.0 billion financing (see Note 14).

UPC Corporate Facility

     In August 2000, UPC entered into an unsecured USD 200.0 million bridge facility with United, with an annual accrued interest of 12%. The principal amount and interest are due in full on October 1, 2001, if no demand is made before that date. If UPC sells any equity interest that constitutes an "asset sale" as defined by United's indenture, it must use a portion of the proceeds from the asset sale to repay the bridge facility. UPC intends to repay this facility from proceeds from the sale of the convertible preference shares, at such time convertible shares can be issued (see Note 14).

Stjarn Seller's Note

     In July 2000, the Stjarn seller's note reached maturity. In accordace with the original terms of the note, UPC elected to settle the principal and accrued interest on the note, by issuing 4,056,453 of its ordinary shares A.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Long-Term Debt

                                                     As of                 As of
                                                 September 30,          December 31,
                                                     2000                   1999
                                                 -------------          ------------
Senior Notes July 1999 Offering................      1,579,911             1,473,840
Senior Notes October 1999 Offering.............      1,062,284               985,739
Senior Notes January 2000 Offering.............      1,810,160                     -
UPC Senior Credit Facility.....................        638,876               357,482
@Entertainment Notes...........................        330,159               284,310
UPC Nederland Facilities.......................        363,244               584,650
UPC France Facilities..........................        226,649               145,249
Other..........................................         48,047               122,431
                                                 -------------          ------------
                                                     6,059,330             3,953,701
     Less current portion......................        (10,106)              (50,291)
                                                 -------------          ------------
     Total.....................................      6,049,224             3,903,410
                                                 =============          ============

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

Stand-by Facility

     At the end of March 2000, a fully committed Euro 2.0 billion stand-by revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. When drawn, the facility bears interest of EURIBOR +6.0%/7.0%, stepping up after March 31, 2001 with periodic increases capped at an annual rate of 18.0%, while an annual commitment fee of 0.50% is applicable over the undrawn amount. A drawing fee ranging from 1.5% to 2.0% is applicable for each drawing. The commitment terminates on December 31, 2000, and the facility reaches maturity on March 29, 2007. Due to the stand-by nature, UPC continuously reviews the level of this facility and may cancel availability depending on other capital raised or planned to be raised. Subsequent to September 30, 2000, this facility was partially drawn to fund the acquisition of EWT/TSS (see Note 14).

UPC France Refinancing

     On April 7, 2000 Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a Euro 250 million bridge facility, of which Euro
148.0 million was outstanding at September 30, 2000. The refinancing of the Rhone Vision Cable Credit Facility with this facility was completed in the fourth quarter of 2000. Availability is subject to revenues and debt-to-equity ratios. In general, this facility restricts the payment of dividends and distributions. Subsequent to September 30, 2000, UPC repaid this facility with the proceeds from the Euro 4.0 billion financing (see Note 14).

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Commitments and Contingencies

Leases

     UPC has entered into various short- and long-term agreements with third parties, varying in term from 3 to 15 years, for indefeasible rights of use ("IRU's") on fiber optic cable as well as for operational leases. Under these agreements UPC has commitments for discounted future minimum lease payments, and for operation and maintenance charges, which total approximately Euro 84.5 million as of September 30, 2000.

     A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. At September 30, 2000, these leases had an aggregate minimum commitment of approximately USD246.7 million (280.5 million) over the next seven years.

     UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately USD114.0 million (129.6 million) payable in monthly installments based on capacity used.

Programming, Broadcast and Exhibition Rights

     Subsidiaries of UPC have entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its DTH and cable systems. At September 30, 2000, these long-term agreements had an aggregate minimum commitment of approximately USD285.7 million (324.8 million) over the next seven years.

     UPC has entered into a long-term programming agreement for the right to receive and transmit programming for certain of its cable systems. The initial term of the agreement is seven years, but may be extended for an additional period of three years. UPC pays a monthly license fee based on subscribers and other factors, with initial minimum aggregate total costs of approximately USD153.5 million (174.5 million).

Purchase Commitments

     A subsidiary of UPC has an aggregate minimum purchase commitment toward the purchase of DTH reception systems from Philips Electronics B.V. of approximately USD43.6 million (49.6 million) over the next two years.

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Microsoft Warrants Agreement

   On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC granted Microsoft warrants to purchase up to 11,400,000 shares or ADSs at Microsoft's option, at an exercise price of USD9.33 (Euro 10.6). Half of the warrants are exercisable after one year from issuance for a period of up to three years. The other half of the warrants were to vest and become exercisable based on certain performance criteria to be established in the definitive agreements. The first half of the warrants were for the right to negotiate the licensing of technology from Microsoft under definitive agreements to be negotiated in the future. UPC recorded as contract acquisition rights approximately 29.2 million associated with the first half of the warrants. The accounting for the cost associated with the second half of the warrants was not initially recognized as it depended on the establishment of the ultimate nature of the performance criteria related to earning these warrants.

   In May 2000, UPC and Microsoft entered into a technology agreement ("Interim Technology Agreement"). The Interim Technology Agreement is effective until either June 30, 2003 or the execution of a definitive technology agreement. The Interim Technology Agreement is non-exclusive and was entered into for the purpose of assisting UPC in delivering interactive TV to UPC customers using a Microsoft platform. The parties have initiated discussions to transform the Interim Technology Agreement into a definitive agreement and during this process some of the initial terms may be changed. Simultaneously with entering into the Interim Technology Agreement, Microsoft announced its intention to exercise the first tranche of warrants and the original warrant agreement was modified to waive the performance criteria on the second tranche of warrants. The total cash exercise price payable by Microsoft upon the exercise of the first tranche of warrants is USD53.2 million (Euro 60.4 million), which will be offset by a development contribution of USD20.0 million (Euro 22.7 million) from UPC to Microsoft under the Interim Technology Agreement. The USD20.0 million (Euro 22.7 million) payment will be accounted for as a contract acquisition right for the technology associated with the Interim Technology Agreement. The second tranche of warrants is also accounted for as a contract acquisition right of approximately USD108.2 million (Euro 121.0 million). The amortization period for the remaining contract rights from the first tranche of warrants and the new contract rights from the second tranche of warrants, as well as the USD20.0 million (Euro 22.7 million) development contribution, will be the three year life of the Interim Technology Agreement. The issuance of shares from the exercise of the first tranche of warrants and the net cash payment to UPC is expected to occur in the fourth quarter of 2000.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment and Geographic Information

    UPC's business has historically been derived from its cable television segment. This service has been provided in various European countries where UPC owns and operates its systems. During 1997, UPC introduced internet/data services in several of its systems. During 1998, UPC introduced telephony services in several of its systems and began to develop its content business. In 1999, UPC entered into the DTH business with its acquisition of @Entertainment and began separating its competitive local exchange carrier ("CLEC") business from its residential business, which is included in the telephony segment.

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the segment information by geographic area is as follows:

                                                    Revenue for the Three Months Ended September 30, 2000
                                  ------------------------------------------------------------------------------------------
                                                                                             Digital/
                                    Cable                  Internet/                         Corporate    Inter-
                                  Television   Telephony     Data        DTH       Media     & Other     company     Total
                                  ----------   ---------   ---------   -------   ---------   ---------   -------   ---------
The Netherlands:
   Corporate...................            -           -           -         -           -           -         -           -
   UPCtv.......................            -           -           -         -       2,405           -      (543)      1,862
   chello......................            -           -       8,790         -           -           -    (8,684)        106
   Priority Telecom............            -       3,436           -         -           -           -         -       3,436
   Operating companies.........       57,539      29,159      11,397         -           -         232         -      98,327
Austria........................       21,102       8,481       7,230         -           -           -         -      36,813
Belgium........................        4,301         394       1,232         -           -           -         -       5,927
Czech Republic.................        6,647         258          95         -           -         581         -       7,581
Norway.........................       12,189       1,011         813         -           -           -         -      14,013
Hungary........................       11,950       5,561         108       186           -           3         -      17,808
France.........................       14,490       2,521         690         -           -           -         -      17,701
Poland.........................       18,782           -           -    15,818      16,217           -   (15,940)     34,877
Sweden.........................        8,199          63       1,726         -           -           -         -       9,988
Other..........................        8,177           -           -        41           -       1,220         -       9,438
                                  ----------   ---------   ---------   -------   ---------   ---------   -------   ---------
  Total........................      163,376      50,884      32,081    16,045      18,622       2,036   (25,167)    257,877
                                  ==========   =========   =========   =======   =========   =========   =======   =========


                                                     Revenue for the Three Months Ended September 30, 1999
                                  ------------------------------------------------------------------------------------------
                                                                                             Digital/
                                    Cable                  Internet/                         Corporate    Inter-
                                  Television   Telephony     Data        DTH       Media     & Other     company     Total
                                  ----------   ---------   ---------   -------   ---------   ---------   -------   ---------
The Netherlands:
   Corporate...................            -           -           -         -           -       3,035         -       3,035
   UPCtv.......................            -           -           -         -          37           -         -          37
   chello......................            -           -       1,762         -           -           -    (1,762)          -
   Priority Telecom............            -           -           -         -           -           -         -           -
   Operating companies.........       30,523       7,090       1,915         -           -          70         -      39,598
Austria........................       19,891       2,027       3,546         -           -           -         -      25,464
Belgium........................        3,559           -         580         -           -           -         -       4,139
Czech Republic.................        1,251           -           -         -           -           -         -       1,251
Norway.........................       11,756          91         126         -           -           -         -      11,973
Hungary........................        8,371           -          20         -           -           -         -       8,391
France.........................        9,503         757         174         -           -           -         -      10,434
Poland.........................       10,039           -           -     3,535       3,546           -    (3,272)     13,848
Sweden.........................        4,830           -         138         -           -           -         -       4,968
Other..........................        2,198           -           -         -         182           -         -       2,380
                                  ----------   ---------   ---------   -------   ---------   ---------   -------   ---------
  Total........................      101,921       9,965       8,261     3,535       3,765       3,105    (5,034)    125,518
                                  ==========   =========   =========   =======   =========   =========   =======   =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                        Revenue for the Nine Months Ended September 30, 2000
                                ---------------------------------------------------------------------------------------------------
                                                                                                 Digital/
                                  Cable                   Internet/                              Corporate    Inter-
                                Television   Telephony      Data          DTH         Media      & Other      company       Total
                                ----------   ---------    ---------    ---------    ---------    ---------    --------    ---------
The Netherlands:
   Corporate..................           -           -            -            -            -            -           -            -
   UPCtv......................           -           -            -            -        3,602            -        (543)       3,059
   chello.....................           -           -       21,452            -            -            -     (21,231)         221
   Priority Telecom...........           -       8,795            -            -            -            -           -        8,795
   Operating companies........     157,874      69,628       25,577            -            -          595           -      253,674
Austria.......................      62,326      23,429       19,271            -            -            -           -      105,026
Belgium.......................      11,978       1,021        3,135            -            -            -           -       16,134
Czech Republic................      18,959         756           95            -            -        2,351           -       22,161
Norway........................      36,555       2,266        1,791            -            -            -           -       40,612
Hungary.......................      35,217      16,185          236          186            -           10           -       51,834
France........................      43,617       6,720        1,743            -            -            -           -       52,080
Poland........................      54,442           -            -       38,491       44,202            -     (42,749)      94,386
Sweden........................      24,701         297        4,158            -            -            -           -       29,156
Other.........................      16,155           -            -           41            -        2,132           -       18,328
                                ----------   ---------    ---------    ---------    ---------    ---------    --------    ---------
  Total.......................     461,824     129,097       77,458       38,718       47,804        5,088     (64,523)     695,466
                                ==========   =========    =========    =========    =========    =========    ========    =========


                                                           Revenue for the Nine Months Ended September 30, 1999
                                ---------------------------------------------------------------------------------------------------
                                                                                                 Digital/
                                  Cable                   Internet/                              Corporate    Inter-
                                Television   Telephony      Data          DTH         Media      & Other      company       Total
                                ----------   ---------    ---------    ---------    ---------    ---------    --------    ---------
The Netherlands:
   Corporate..................           -           -            -            -            -        4,513           -        4,513
   UPCtv......................           -           -            -            -           49            -           -           49
   chello.....................           -           -        3,460            -            -            -      (3,460)           -
   Priority Telecom...........           -           -            -            -            -            -           -            -
   Operating companies........      69,897      16,061        3,056            -            -           70           -       89,084
Austria.......................      59,138       3,073        8,275            -            -            -           -       70,486
Belgium.......................      10,891           -        1,511            -            -            -           -       12,402
Czech Republic................       3,389           -            -            -            -            -           -        3,389
Norway........................      34,120         122          306            -            -            -           -       34,548
Hungary.......................      24,201           -           65            -            -            -           -       24,266
France........................      12,315       1,086          302            -            -            -           -       13,703
Poland........................      10,039           -            -        3,535        3,546            -      (3,272)      13,848
Sweden........................       4,830           -          138            -            -            -           -        4,968
Other.........................       4,325           -            -            -          571            -           -        4,896
                                ----------   ---------    ---------    ---------    ---------    ---------    --------    ---------
  Total.......................     233,145      20,342       17,113        3,535        4,166        4,583      (6,732)     276,152
                                ==========   =========    =========    =========    =========    =========    ========    =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                              Adjusted EBITDA for the Three Months Ended September 30, 2000
                                ---------------------------------------------------------------------------------------
                                                                                                 Digital/
                                  Cable                   Internet/                              Corporate
                                Television   Telephony      Data          DTH         Media      & Other        Total
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
The Netherlands:
   Corporate..................           -           -            -            -            -      (38,563)     (38,563)
   UPCtv......................           -           -            -            -      (15,502)           -      (15,502)
   chello.....................           -           -      (33,397)           -            -         (407)     (33,804)
   Priority Telecom...........           -      (9,616)           -            -            -            -       (9,616)
   Operating companies........      28,416     (13,697)      (8,464)           -            -       (4,099)       2,156
Austria.......................      10,371      (1,289)         513            -            -            -        9,595
Belgium.......................       1,259          96       (1,738)           -            -            -         (383)
Czech Republic................         707          12           61       (4,287)           -          251       (3,256)
Norway........................       4,677      (2,753)        (636)           -            -         (106)       1,182
Hungary.......................       4,038       3,083         (602)      (3,456)           -            3        3,066
France........................       3,850      (6,289)      (2,488)           -            -            8       (4,919)
Poland........................         400           -         (297)        (953)     (11,385)        (178)     (12,413)
Sweden........................       2,757      (1,022)      (1,785)           -            -          (99)        (149)
Other.........................       4,431        (653)       1,979            -         (343)         636        6,050
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
  Total.......................      60,906     (32,128)     (46,854)      (8,696)     (27,230)     (42,554)     (96,556)
                                ==========   =========    =========    =========    =========    =========    =========


                                             Adjusted EBITDA for the Three Months Ended September 30, 1999
                                ---------------------------------------------------------------------------------------
                                                                                                 Digital/
                                  Cable                   Internet/                              Corporate
                                Television   Telephony      Data          DTH         Media      & Other        Total
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
The Netherlands:
   Corporate..................           -           -            -            -            -      (11,695)     (11,695)
   UPCtv......................           -           -            -            -       (2,726)           -       (2,726)
   chello.....................           -           -      (17,290)           -            -            -      (17,290)
   Priority Telecom...........           -        (732)           -            -            -            -         (732)
   Operating companies........      13,557      (3,803)      (2,555)           -            -          728        7,927
Austria.......................      11,135      (1,907)         345            -            -            -        9,573
Belgium.......................       1,122          (3)        (431)           -            -            -          688
Czech Republic................         (72)          -            -            -            -            -          (72)
Norway........................       4,863      (1,936)      (1,341)           -            -            -        1,586
Hungary.......................       3,144           -           (8)           -            -            -        3,136
France........................       2,966      (1,131)        (456)           -            -       (1,302)          77
Poland........................        (934)          -            -       (3,843)      (9,113)      (1,659)     (15,549)
Sweden........................       2,583         (25)        (959)           -            -            -        1,599
Other.........................         865          13           54            -         (973)      (1,385)      (1,426)
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
  Total.......................      39,229      (9,524)     (22,641)      (3,843)     (12,812)     (15,313)     (24,904)
                                ==========   =========    =========    =========    =========    =========    =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                               Adjusted EBITDA for the Nine Months Ended September 30, 2000
                                ---------------------------------------------------------------------------------------
                                                                                                 Digital/
                                  Cable                   Internet/                              Corporate
                                Television   Telephony      Data          DTH         Media      & Other        Total
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
The Netherlands:
   Corporate..................           -           -            -            -            -      (83,578)     (83,578)
   UPCtv......................           -           -            -            -      (35,702)           -      (35,702)
   chello.....................           -           -      (94,503)           -            -       (1,638)     (96,141)
   Priority Telecom...........           -     (23,335)           -            -            -            -      (23,335)
   Operating companies........      78,011     (34,533)     (19,979)           -            -       (8,640)      14,859
Austria.......................      32,699      (4,732)       1,017            -            -            -       28,984
Belgium.......................       4,232        (169)      (4,261)           -            -            -         (198)
Czech Republic................       2,987          48           61       (4,339)           -          882         (361)
Norway........................      13,990      (8,970)      (2,440)           -            -         (233)       2,347
Hungary.......................      11,855       8,929       (2,731)      (3,536)           -           10       14,527
France........................      10,538     (15,822)      (6,552)           -            -         (303)     (12,139)
Poland........................       1,905           -         (297)      (6,560)     (38,644)      (1,377)     (44,973)
Sweden........................       9,275      (2,804)      (6,290)           -            -          (99)          82
Other.........................       7,526      (1,587)      (1,609)         (59)        (543)         (81)       3,647
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
  Total.......................     173,018     (82,975)    (137,584)     (14,494)     (74,889)     (95,057)    (231,981)
                                ==========   =========    =========    =========    =========    =========    =========


                                                Adjusted EBITDA for the Nine Months Ended September 30, 1999
                                ---------------------------------------------------------------------------------------
                                                                                                 Digital/
                                  Cable                   Internet/                              Corporate
                                Television   Telephony      Data          DTH         Media      & Other        Total
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
The Netherlands:
   Corporate..................           -           -            -            -            -      (21,957)     (21,957)
   UPCtv......................           -           -            -            -       (5,556)           -       (5,556)
   chello.....................           -           -      (34,947)           -            -            -      (34,947)
   Priority Telecom...........           -      (1,424)           -            -            -            -       (1,424)
   Operating companies........      33,065      (6,414)      (4,102)           -            -          417       22,966
Austria.......................      32,953      (6,686)         201            -            -            -       26,468
Belgium.......................       3,444          (3)      (1,495)           -            -            -        1,946
Czech Republic................        (328)          -            -            -            -            -         (328)
Norway........................      14,815      (4,445)      (3,333)           -            -            -        7,037
Hungary.......................       8,267           -          (20)           -            -            -        8,247
France........................       2,810      (3,266)      (1,293)           -            -       (1,302)      (3,051)
Poland........................        (934)          -            -       (3,843)      (9,113)      (1,659)     (15,549)
Sweden........................       2,583         (25)        (959)           -            -            -        1,599
Other.........................       1,484          13          (26)           -       (3,221)      (1,385)      (3,135)
                                ----------   ---------    ---------    ---------    ---------    ---------    ---------
  Total.......................      98,159     (22,250)     (45,974)      (3,843)     (17,890)     (25,886)     (17,684)
                                ==========   =========    =========    =========    =========    =========    =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                     For the Three Months Ended September 30,    For the Nine Months September 30,
                                                     ---------------------------------------  -------------------------------------
                                                           2000                 1999                2000                 1999
                                                    -----------------    -----------------    -----------------   -----------------
Adjusted EBITDA....................................           (96,556)             (24,904)            (231,981)            (17,684)
Depreciation and amortization......................          (187,396)             (87,170)            (477,261)           (154,513)
Stock-based compensation...........................             3,429               (4,220)              30,850             (49,682)
                                                    -----------------    -----------------    -----------------   -----------------
Net operating loss.................................          (280,523)            (116,294)            (678,392)           (221,879)
Interest income....................................             8,377                4,220               30,506              10,355
Interest expense...................................          (176,783)             (57,014)            (484,465)            (85,197)
Foreign exchange gain (loss) and other
 income (expense), net.............................          (153,653)               5,736             (277,605)             11,195
                                                    -----------------    -----------------    -----------------   -----------------
Net loss before income taxes and other items.......          (602,582)            (163,352)          (1,409,956)           (285,526)
Share in results of affiliated companies, net......           (40,638)             (10,296)             (71,696)            (25,347)
Minority interests in subsidiaries.................             4,606                  538                7,096                 590
                                                    -----------------    -----------------    -----------------   -----------------
Net loss before income tax benefit (expense).......          (638,614)            (173,110)          (1,474,556)           (310,283)
                                                    =================    =================    =================   =================

                                               Total Assets
                                    -----------------------------------
                                        As of                 As of
                                     September 30,         December 31,
                                         2000                 1999
                                    ---------------      --------------
  The Netherlands:
     Corporate.....................       1,541,448           1,939,369
     UPCtv.........................          44,566              28,427
     chello........................         107,871              36,609
     Priority Telecom..............         185,628               4,164
     Operating companies...........       2,864,173           1,526,945
 Austria...........................         437,478             354,120
 Belgium...........................          47,970              47,528
 Czech Republic....................         211,538             158,812
 Norway............................         289,719             243,451
 Hungary...........................         352,586             214,108
 France............................         786,297             495,673
 Poland............................       1,305,133           1,211,373
 Sweden............................         467,454             471,944
 Other.............................          98,764              76,740
                                    ---------------      --------------
  Total............................       8,740,625           6,809,263
                                    ===============      ==============

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13. Comprehensive Income (Loss)

The components of total comprehensive income (loss) are as follows:

                                                             For the Three Months          For the Nine Months
                                                                   Ended                         Ended
                                                                September 30,                 September 30,
                                                         ---------------------------    ---------------------------
                                                             2000          1999             2000          1999
                                                         ------------   ------------    ------------   ------------
Net loss...............................................      (639,503)      (170,425)     (1,475,031)      (307,090)
Other comprehensive income (loss):
  Change in -
    Cumulative translation adjustments.................        29,346        (58,731)         32,221        (54,918)
    Unrealized gain (loss) on investments..............      (152,644)         4,881        (206,308)       141,016
                                                         ------------   ------------    ------------   ------------
      Total comprehensive income (loss)................      (762,801)      (224,275)     (1,649,118)      (220,992)
                                                         ============   ============    ============   ============


14. Subsequent Events

Acquisition of an Interest in EWT/TSS Group


   In October 2000, UPC acquired, through its subsidiary UPC Germany Gmbh ("UPC Germany"), 100% of EWT/TSS Group ("EWT/TSS"). UPC funded the acquisition with
238.4 million cash and shares in UPC Germany. Following the acquisition, UPC owns 51% of UPC Germany. EWT/TSS is headquartered in Augsburg, Germany.

Closing of Euro 4.0 Billion Financing

   In October 2000, UPC closed an Euro 4.0 billion operating and term loan facility ("The UPC Bank Facilities"). The UPC Bank Facilities are guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Bank Facilities bear interest at EURIBOR +0.75%/4.0% depending on certain ratios, and UPC pays an annual commitment fee of 0.5% of the undrawn amount. The facility is arranged by Chase Manhattan Bank and Toronto Dominion Bank and further syndicated to a group of European and American (Banking) institutions. A first drawing has been made in October 2000 to refinance existing operating company bank debt totaling Euro 2.0 billion. The UPC Bank Facilities will finance further digital rollout and triple play by UPC's existing cable companies, excluding Polish and German operations, subject to availability. Starting 2004, the available amount will decrease and the facility reaches final maturity in 2009.

Agreement to Sell Convertible Preference Shares

   In October 2000, UPC filed a proxy statement with the SEC for an extraordinary general shareholders meeting at which the Company will seek shareholder approval to amend its articles of association. The amendment will permit the creation of new classes of convertible preference shares. Subject to such approval, UPC has agreed to issue EUR 1.43 billion worth of convertible preference shares for cash, to a group of investors including Motorola Inc., Liberty, United, funds managed by Capital Research and Management Company, and certain discretionary clients of Alliance Capital. The convertible preference shares will be issued at a discount based on an 8% dividend yield and will be convertible into ordinary shares of UPC at a conversion price of Euro 35.455. In addition to the convertible preference shares, these investors will receive warrants to purchase ordinary shares of UPC at a premium of 20% to the conversion price. The total number of warrants will equal 15% of the total purchase price divided by the conversion price. If the convertible preference shares are not converted or voluntarily redeemed by UPC, after 12 years UPC will be required to redeem the convertible preference shares in

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


either cash or shares, at its option. Also, UPC can require the convertible preference shares to be converted upon certain circumstances. UPC expects the sale to close in late 2000.

Acquisition of Cignal Global Communications

     In November 2000, Priority Telecom acquired through a merger and exchange offer Cignal Global Communications ("Cignal"), a US based provider of global network services. In the stock-based deal, Priority Telecom acquired 100% of Cignal in exchange for a 16% interest in Priority Telecom.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
                                 of Operations
                                 -------------
            (Stated in thousands of Euros, unless stated otherwise)

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, media alternatives and new video services we may offer. They also include subscribers' and potential subscribers' acceptance of our newer telephony and internet/data services, our ability to manage and grow our newer telephony and internet/data services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, risks inherent in investment and operations in foreign countries, changes in government regulation, and changes in the nature of key strategic relationships with joint ventures. We have announced many potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the three and nine months ended September 30, 2000 and 1999, as restated to include Iberian Programming Services for all periods in which its operations were part of United's consolidated results, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

                                 Introduction

     Our network footprint covers 17 countries in Europe and Israel. We provide communications services in many European countries through our business lines: cable television, telephony, internet/data services, DTH and media. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. We intend to continue looking at opportunities to increase our presence in the European market through acquisitions as the European telecommunications market consolidates, and to implement our branded package of video, voice and internet/data product offerings in systems we acquire.

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


                                 Acquisitions

     Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures. The following table summarizes our larger acquisitions during 1999 and the first nine months of 2000.

                                Interest                                          Closing                   Purchase
Operating Companies             Acquired            Location                       Date                       Price
-------------------             --------        ---------------         --------------------------      ------------------
                                                                                                        (millions of euro)
UTH (1)                          49.0%          The Netherlands                 February 1999                 235.1
Gelrevision                       100%          The Netherlands                   June 1999                   106.1
SBS                              13.3%            Pan-European                 July/August 1999                93.0
                                 10.2%            Pan-European                  February 2000                 162.5
Stjarn                            100%               Sweden                       July 1999                   371.1
Videopole                         100%               France                      August 1999                  126.8
Time Warner Cable France          100%               France                      August 1999                   80.3
@Entertainment                    100%               Poland                      August 1999                  750.7
A2000 (2)                        50.0%          The Netherlands                September 1999                 214.0   (4)
                                                 Czech/Slovak
Kabel Plus                       94.6%             Republics                    October 1999                  141.9
Primacom AG                      25.1%              Germany             December 1999 - March 2000            344.2
Intercomm                         100%               France                     February 2000                 100.0
Tebecai                           100%          The Netherlands                 February 2000                  62.2
ElTele Ostfold / Vestfold         100%              Norway                        March 2000                   39.3
Kabel Haarlem B.V                 100%          The Netherlands                   March 2000                   62.2
Eneco K&T Group                   100%          The Netherlands                   March 2000                1,046.3   (4)
UPC Magyarorszag (3)            20.75%              Hungary                       March 2000                   63.9
DattelKabel                       100%          Czech Republic                    July 2000                    24.5

(1)  We acquired the 49.0% of UTH which we did not already own.
(2)  We acquired the 50.0% of A2000 which we did not already own.
(3)  We acquired the 20.75% of UPC Magyarorszag which we did not already own.
(4)  Including acquisition of loans to former shareholder


                     Cable Distribution Activities in 2000

Acquisition of Intercomm France

     In February 2000, our subsidiary, UPC France, acquired Intercomm from Intercomm Holdings. At closing, this acquisition added approximately 550,000 franchise homes to our cable footprint in France. Over 400,000 of Intercomm's homes are located close to a number of the properties acquired by us in our 1999 acquisitions of the Reseaux Cables de France and Videopole networks, thus facilitating the roll-out of our triple play strategy (video, voice and internet/data) in those areas. We funded this acquisition with a 36 million cash payment and 8% of the shares in UPC France.

Acquisition of Tebecai Netwerken B.V. and Tebecai Telecom B.V.

     In February 2000, we acquired Tebecai, a cable system based in the east of The Netherlands. Tebecai owns and operates cable networks in Zutphen, Doetinchem and the surrounding municipalities. At closing, the company had approximately 78,000 basic cable television subscribers and 2,800 internet subscribers. Tebecai's network is fully upgraded and 80% two-way capable. The Tebecai transaction continues our strategy of acquiring cable systems in The Netherlands which are located adjacent to our existing operations.

Acquisition of ElTele Ostfold and Vestfold

     In March 2000, we acquired 100% of the equity of ETO from the energy companies Fredrikstad Energi AS, Ostfold Energiverk and Hafslund. At closing, ETO had approximately 300 kilometers of fibre and approximately 125 business customers between them, providing broadband services to business customers in the Ostfold, Vestfold, Telemark and Buskerud regions of Norway. The business activities of the companies will be incorporated into UPC's Priority Telecom CLEC division while the infrastructure will be managed by UPC Norway and used to service both business and residential customers. As a result of the acquisition, we also acquired a 26 GHz spectrum license in Norway.

Acquisition of UPC Magyarorszag Minority Interest

     In March 2000, we acquired the 20.75% minority stake in UPC Magyarorszag. This transaction allowed us to assume 100% control of our Hungarian operations.

Acquisition of Kabel Haarlem B.V.

     In March 2000, we acquired 100% of the Haarlem cable network in The Netherlands. We plan to introduce our cable telephone and high speed internet services to subscribers of the Haarlem cable network as quickly as possible. We will also introduce our digital set-top computer to subscribers of the network in the fourth quarter of 2000.

Acquisition of Eneco K&T Group

     In March 2000, we acquired K&T, which owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities. At closing K&T had approximately 610,000 homes passed, 590,000 basic cable television subscribers and over 6,000 broadband internet subscribers. K&T's network is substantially upgraded and, with 85% of the network two-way capable, we are ready to offer most of these customers interactive broadband services. In addition, K&T's glass fibre ring which covers an area of approximately 100km around The Hague, offers us the opportunity to quickly roll out internet/data and telephony services and rapidly build its base of business subscribers in The Netherlands.

Agreement to Acquire Interest in Telewest Communications plc

     On June 26, 2000, we announced our agreement to acquire a 25% economic interest in Telewest, with approximately 4.7 million homes passed, 1.2 million cable subscribers and 1.7 million fixed line telephony subscribers as of the date of announcement. We will acquire the economic interest in Telewest from United's successor corporation ("New United") as part of a series of related transactions by United and Liberty whereby Liberty will contribute to New United its European and Latin American broadband assets in return for 75.3 million shares of Class B common stock of New United, which will acquire all of the outstanding stock of United pursuant to a merger of United with a newly formed wholly-owned subsidiary of New United.

     The Liberty broadband assets contributed to New United will include a non-voting, 99% economic interest in a LLC which holds 724.3 million ordinary and limited voting shares of Telewest, representing approximately 25% of the total issued share capital in Telewest. Subsequent to closing, New United will contribute the LLC interest into a newly formed Dutch company, or "New UPC", which will acquire all of the issued and outstanding stock of UPC, pursuant to a merger of UPC into a newly formed wholly owned subsidiary of New UPC, and New United will contribute to New UPC the interests in Telewest that New United acquires from Liberty in return for equity in New UPC. The UPC transaction will result in New United holding a direct and indirect ownership interest in New UPC of approximately 61.0%. The merger of UPC into a subsidiary of New UPC requires the approval of UPC's supervisory directors and a majority of its shareholders and compliance with other Dutch corporate legal procedures. Pursuant to the terms of UPC's indentures, the merger will also require delivery of a fairness opinion. The remaining 1% economic interest in the LLC and sole management power over the LLC will be held by Liberty. We have a right to obtain this interest after clearance of all appropriate regulatory and third party approvals.

     Closing of the transaction is also subject to certain regulatory, shareholder and third party approvals which the parties expect to complete during the course of first half 2001.

Acquisition of DattelKabel

     In July 2000, we acquired 100% of the equity interest in DattelKabel a.s. from Nuon International Projects B.V. (a wholly owned subsidiary of Nuon, N.V.). DattelKabel is a Prague-based cable TV operator. DattelKabel had approximately 130,500 homes passed and 55,325 basic cable TV subscribers at closing. DattelKabel also has approximately 1,425 residential and business broadband internet customers. Its network has been fully upgraded to 862 MHz standard, with over 94% of homes passed capable of receiving two-way signals.

Acquisition of EWT/TSS Group

     In October 2000, our subsidiary UPC Germany Gmbh ("UPC Germany") acquired 100% of EWT/TSS. UPC funded the acquisition with 238.4 million cash and shares in UPC Germany. At closing EWT/TSS was the fourth largest independent German broadband cable operator and had approximately 1.1 million homes passed and 650,000 subscribers in Germany. The company offers broadband cable video and internet access services and has commenced cable telephone services in Berlin. Following this transaction, our interest in UPC Germany is 51%.


                          Internet Activities in 2000

Agreement with Excite@Home to Form Joint Venture

     On July 18, 2000, together with United and Excite@Home, we announced plans to merge our chello broadband subsidiary with Excite@Home's international broadband operations to form Excite chello. Upon formation, Excite chello will combine Excite@Home's international portal, media and high-speed data ventures with chello's high-speed internet operations and its exclusive access to our and United's broadband networks. The proposed transaction is subject to receipt of various third party approvals and satisfaction of various other significant conditions.

Receipt of License to Offer Internet Service in Poland

     On July 26, 2000, we announced that a subsidiary of @Entertainment, UPC Telewizja Kablowa ("UTK") was granted a 15-year data transmission license by the Ministry of Communications. The license authorizes UTK to provide data transmission service to its customers throughout the territory of Poland, using its own networks and those leased from other licensed operators. UTK plans to gradually introduce internet services in the cities where UTK operates upon completion of upgrading of networks and testing the service. The first cities will be Warsaw and Krakow. In Poland, just like in other countries, we will offer the internet access service through our subsidiary, chello broadband.


                         Telephony Activities in 2000

Acquisition of Cignal Global Communications

     In November 2000, Priority Telecom acquired through a merger and exchange offer Cignal Global Communications ("Cignal"), a US-based provider of global network services. In the stock-based deal, Priority Telecom acquired 100% of Cignal in exchange for a 16% interest in Priority Telecom.

     The networks combine Cignal's seven Gbps of long-haul capacity connecting Europe, the Americas and Asia with Priority Telecom's access to more than 12,000 kilometers of local loop fibre in key European cities including Oslo, Stockholm, Amsterdam, Rotterdam, Brussels, Vienna, Prague and Budapest. The combined companies currently operate in 18 markets and plan to market a wide range of products and services including broadband data, private IP networking, ATM, hosting, leased line and voice services.

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

     In July 2000, Priority Wireless was awarded one of the two national French fixed wireless licenses. The license gives us access to both 3.5 and 26 GHz spectrum throughout France. The license was awarded at no cost by the French regulatory authority. We won this license jointly with Marine-Wendel and NRJ through their consortium Fortel in which Priority Wireless has a 47.5% interest. We will be responsible for constructing, managing, and delivering services over the network.


                           Media Activities in 2000

Formation of Programming Joint Venture with MTV Networks Europe

     In March 2000, UPCtv and MTV Networks Europe formed a 50/50 joint venture partnership which plans to produce and distribute two 24-hour music channels specifically targeted at the Polish marketplace: MTV Polska, and VH1 Polska. In addition, the company will be responsible for creation and distribution of related MTV and VH1 branded web-sites, and will act as distribution agent in Poland for MTV Networks Europe's digital channel portfolio, including M2, MTV Extra, MTV Base and VH1 Classic. Both MTV Polska and VH1 Polska will be distributed via the UPC Polska DTH and PTK cable platforms as well as other cable operators.

Xtra Music Limited

     In August 2000, UPC together with Liberty Digital Inc., through Liberty Digital's subsidiary, DMX Music, purchased the interests of the third party shareholders in Xtra Music Ltd., thus creating a 50:50 joint venture company between UPC and Liberty Digital. Xtra Music Ltd. distributes 80 channels of DMX Music programming to 25 European countries via the Astra satellite system and to the Middle East via an agreement with Orbit Communications.

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

     The introduction of telephony services and internet/data services had a significant negative impact on operating income (loss) and Adjusted EBITDA during 1999 and the first nine months of 2000. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against the incumbent operators. This negative impact is expected to decline. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur.

     We currently classify our business into six segments, comprised of 1) cable television, 2) telephony (Priority Telecom and UPC affiliates), 3) internet/data (chello and UPC affiliates), 4) DTH, 5) media and 6) digital, corporate and other. Included in the telephony segment is the CLEC business, which we began separating in 1999. The following table presents an overview of our revenue and Adjusted EBITDA by segment for the three and nine months ended September 30, 2000 and 1999.

                                        For the Three Months Ended September 30,        For the Nine Months Ended September 30,
                                        ----------------------------------------        ---------------------------------------
                                            2000                        1999                2000                        1999
                                        ------------                ------------        ------------                ------------
                                                  (Euros, in thousands)                           (Euros, in thousands)
Revenue:
Cable.................................       163,376                     101,921             461,824                     233,145
Telephony.............................        50,884                       9,965             129,097                      20,342
Internet/data.........................        32,081                       8,261              77,458                      17,113
DTH...................................        16,045                       3,535              38,718                       3,535
Media.................................        18,622                       3,765              47,804                       4,166
Digital, Corporate and Other..........         2,036                       3,105               5,088                       4,583
Intercompany..........................       (25,167)                     (5,034)            (64,523)                     (6,732)
                                        ------------                ------------        ------------                ------------
                                             257,877                     125,518             695,466                     276,152
                                        ============                ============        ============                ============

Adjusted EBITDA:
Cable.................................        60,906                      39,229             173,018                      98,159
Telephony.............................       (32,128)                     (9,524)            (82,975)                    (22,250)
Internet/data.........................       (46,854)                    (22,641)           (137,584)                    (45,974)
DTH...................................        (8,696)                     (3,843)            (14,494)                     (3,843)
Media.................................       (27,230)                    (12,812)            (74,889)                    (17,890)
Digital, Corporate and Other..........       (42,554)                    (15,313)            (95,057)                    (25,886)
                                        ------------                ------------        ------------                ------------
                                             (96,556)                    (24,904)           (231,981)                    (17,684)
                                        ============                ============        ============                ============

                          Overview of Our Activities

     To date, our primary source of revenue has been cable television services. For the three and nine months ended September 30, 2000, our cable television services accounted for approximately 63.4% and 66.4%, respectively, of our consolidated revenues, compared to 81.2% and 84.4% for the same periods in 1999. We believe that an increasing percentage of our future revenues will come from our other services. Video services will continue to decline as a percentage of our total revenue, as our revenues from other services continue to increase. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Our capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect.

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

     Selling, general and administrative expenses include branding, marketing and customer acquisition costs, personnel related costs, legal, accounting, human resources, office facilities and other overhead costs.

Results of Operations - Cable Television

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999.

                                                For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                                ----------------------------------------     ---------------------------------------
                                                    2000                        1999             2000                       1999
                                                ------------                ------------     ------------                -----------
                                                          (Euros, in thousands)                        (Euros, in thousands)
Service and other revenue......................     163,376                     101,921          461,824                    233,145
Operating expense..............................     (69,159)                    (39,369)        (185,748)                   (80,633)
Selling, general and administrative expense....     (33,311)                    (23,323)        (103,058)                   (54,353)
                                                ------------                ------------     ------------                -----------
                                                     60,906                      39,229          173,018                     98,159
Adjustments:
Stock-based compensation expense...............           -                           -                -                          -
                                                ------------                ------------     ------------                -----------
Adjusted EBITDA................................      60,906                      39,229          173,018                     98,159
                                                ============                ============     ============                ===========

As a percentage of revenue:
Operating expense..............................       -42.3%                      -38.6%           -40.2%                     -34.6%
                                                ============                ============     ============                ===========
Selling, general and administrative expense....       -20.4%                      -22.9%           -22.3%                     -23.3%
                                                ============                ============     ============                ===========
Adjusted EBITDA................................       -37.3%                       38.5%            37.5%                      42.1%
                                                ============                ============     ============                ===========

Revenue - Cable Television

     During the three months ended September 30, 2000, our cable television revenue increased 61.5 million to 163.4 million from 101.9 million for the three months ended September 30, 1999, a 60.4% increase. During the nine months ended September 30, 2000, our cable television revenue increased 228.7 million to
461.8 million from 233.1 million for the nine months ended September 30, 1999, a 98.1% increase. For both the three month period and the nine month period, the increase in cable television revenue resulted primarily from our acquisitions, which are included in our consolidated results of operations from their respective dates of acquisition. Cable television revenue for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, includes an increase of cable television revenue attributable to acquisitions which closed subsequent to our initial public offering in February 1999 totaling
41.0 million, or 66.7% of the total increase. Of this increase, acquisitions in The Netherlands represent 56.4%, the acquisition in Poland represents 21.7%,the acquisition in Sweden represents 8.3%, and the acquisition in the Czech Republic represents 13.6%. The increase in cable television revenue for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, includes an increase of cable television revenue attributable to acquisitions which closed subsequent to our initial public offering in February 1999 totaling
154.3 million, or 67.5% of the total increase. Of this increase, acquisitions in The Netherlands represent 46.0%, the acquisition in Poland represents 28.8%,the acquisition in Sweden represents 12.9%, and the acquisition in the Czech Republic represents 12.3%. The remaining increase in cable television revenue came from subscriber growth and increased revenue per subscriber.

Operating Expense - Cable Television

     During the three months ended September 30, 2000, our cable television operating expense increased 29.8 million to 69.2 million from 39.4 million for the three months ended September 30, 1999, a 75.6% increase. During the nine months ended September 30, 2000, our cable television operating expense increased 105.1 million to 185.7 million from 80.6 million for the nine months ended September 30, 1999, a 130.4% increase. The increase in cable television operating expense primarily relates to our acquisitions, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television operating expense for the three months ended September 30, 2000, compared to the three months ended September
30 1999, includes an increase of cable television operating expense attributable to acquisitions which closed subsequent to our initial public offering, totaling
14.8 million, or 49.7% of the increase. Of this increase, acquisitions in The Netherlands represents 63.5%, the acquisition in Poland represents 7.4%,the acquisition in Sweden represents 8.8%, and the acquisitions in the Czech Republic represent 20.3%. The increase in cable television operating expense for the nine months ended September 30, 2000, compared to the nine months ended September 1999, includes an increase of cable television operating expense, attributable to acquisitions which closed subsequent to our initial public offering, totaling 50.7 million, or 48.2% of the increase. Of this increase, acquisitions in The Netherlands represents 49.7%, the acquisition in Poland represents 18.5%,the acquisition in Sweden represents 12.6%, and the acquisitions in the Czech Republic represent 19.2%.

     As a percentage of revenue, operating expense increased from 38.6% for the three months ended September 30, 1999 to 42.3% for the three months ended September 30, 2000 and increased from 34.6% for the nine months ended September 30, 1999 to 40.2% for the nine months ended September 30, 2000. This increase is primarily due to higher operating costs as a percentage of revenue for systems we acquired subsequent to our initial public offering. We expect to reduce this percentage in future years through revenue growth and operating efficiencies.

Selling, General and Administrative Expense - Cable Television

     During the three months ended September 30, 2000, our cable television SG&A expense increased 10.0 million to 33.3 million from 23.3 million for the three months ended September 30, 1999, a 42.9% increase. During the nine months ended September 30, 2000, our cable television SG&A expense increased 48.7 million to
103.1 million from 54.4 million for the nine months ended September 30, 1999, a 89.5% increase. The increase in cable television SG&A expense primarily relates to our acquisitions which closed subsequent to our initial public offering, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television SG&A expense for the three months ended September 30, 2000, compared to the three months ended September 1999, includes an increase of cable television SG&A expense attributable to acquisitions which closed subsequent to our initial public offering totaling 8.1 million, or 81.0% of the increase. Of this increase, acquisitions in The Netherlands represent 39.6%, the acquisition in Poland represents 29.6%, the acquisition in Sweden represents 8.6% and the acquisitions in the Czech Republic represent 22.2%. The increase in cable television SG&A expense for the nine months ended September 30, 2000, compared to the nine months ended September 1999, includes an increase of cable television SG&A expense, attributable to acquisitions which closed subsequent to our initial public offering, totaling 38.4 million, or 78.9% of the increase. Of this increase, acquisitions in The Netherlands represent 28.4%, the acquisition in Poland represents 41.9%, the acquisition in Sweden represents 14.6% and the acquisitions in the Czech Republic represent 15.1%.


                                   Telephony

     We began to offer cable telephony services in July 1997. We currently offer local cable telephony services, under the brand name Priority Telecom, in our Austrian, Dutch, French, Swedish and Norwegian systems. Priority Telecom launched its service on a trial basis in Vienna in November 1998 and in February 1999 launched its business and residential service. Our Priority Telecom service was officially launched in an area of UPC France in March 1999, UPC Norge in April 1999, and a part of UPC Nederland's service area in May 1999. We also provide national and international long distance voice telephony services. In addition to our cable telephony operations, our Kabel Plus system in the Czech Republic and our Monor system in Hungary offer traditional telephony services. Telephony also includes our subsidiary Priority Wireless, which we created in July 1999 to capitalize on wireless opportunities across Europe.

     Our operating systems offer a full complement of telephony services, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

     We believe that our networks and facilities provide the opportunity for cost-effective access to potential business telephony customers and an excellent starting point for expanding our CLEC business within our footprint. Priority Telecom has further expanded its European CLEC network via recent acquisitions of networks in Spain, Norway and France. Priority Telecom is positioned as our Pan-European CLEC. This position will be established via both organic growth and acquisitions. In the business market, Priority Telecom offers product packages of traditional voice telephony and IP Data services to the small and medium sized business customers.

For the large segment, tailor-made solutions are currently offered in the Netherlands and Priority Telecom aims at marketing these solutions on a Pan-European scale.

Pricing

     In order to achieve high-growth from early market entry, we price our telephony service at a discount compared to services offered by incumbent telecommunications operators. Initially, we might also waive or substantially discount installation fees.

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

     Selling, general and administrative expense includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal, accounting, human resources, office facilities and other overhead costs. Customer acquisition costs consist of sales commissions and call-for-action type advertising.

Results of Operations - Telephony

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999.

                                                For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                                                ----------------------------------------    ---------------------------------------
                                                     2000                      1999              2000                     1999
                                                --------------            --------------    --------------           --------------
                                                           (Euros, in thousands)                       (Euros, in thousands)
Service and other revenue......................         50,884                     9,965           129,097                   20,342
Operating expense..............................        (47,693)                  (10,547)         (112,594)                 (20,461)
Selling, general and administrative expense....        (31,451)                  (11,337)          (92,246)                 (30,066)
                                                --------------            --------------    --------------           --------------
                                                       (28,260)                  (11,919)          (75,743)                 (30,185)
Adjustments:
Stock-based compensation expense...............         (3,868)                    2,395            (7,232)                   7,935
                                                --------------            --------------    --------------           --------------
Adjusted EBITDA................................        (32,128)                   (9,524)          (82,975)                 (22,250)
                                                ==============            ==============    ==============           ==============
As a percentage of revenue:
Operating expense..............................          -93.7%                   -105.8%            -87.2%                  -100.6%
                                                ==============            ==============    ==============           ==============
Selling, general and administrative expense....          -61.8%                   -113.8%            -71.5%                  -147.8%
                                                ==============            ==============    ==============           ==============
Adjusted EBITDA................................          -63.1%                    -95.6%            -64.3%                  -109.4%
                                                ==============            ==============    ==============           ==============

Revenue - Telephony

     During the three months ended September 30, 2000, our telephony revenue increased 40.9 million to 50.9 million from 10.0 million for the three months ended September 30, 1999, a 409% increase. During the nine months ended September 30, 2000, our telephony revenue increased 108.8 million to 129.1 million from 20.3 million for the nine months ended September 30, 1999, a 536% increase. During 1999, we launched local telephony services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we began consolidating effective September 1, 1999, had existing telephony service from July 1997. We acquired Kabel Plus and Monor in November 1999 and late December 1999, respectively, and began consolidating their operations effective November 1, 1999 and January 1, 2000, respectively. In 2000, we launched local telephony services in our Swedish system. CLEC revenue included in telephony for the three and nine months ended September 30, 2000 is 24.8 and 58.6, respectively. In late 1999, we began separating the CLEC business from the residential.


Operating Expense - Telephony

     During the three months ended September 30, 2000, our telephony operating expense increased 37.2 million to 47.7 million from 10.5 million for the three months ended September 30, 1999, a 354% increase. During the nine months ended September 30, 2000, our telephony operating expense increased 92.1 million to
112.6 million from 20.5 million for the nine months ended September 30, 1999, a 449% increase. The increase in 2000 primarily relates to the expansion of our footprint.

Selling, General and Administrative Expense - Telephony

     During the three months ended September 30, 2000, our telephony SG&A expense increased 20.2 million to 31.5 million from 11.3 million for the three months ended September 30, 1999, a 179% increase. During the nine months ended September 30, 2000, our telephony SG&A expense increased 62.1 million to 92.2 million from 30.1 million for the nine months ended September 30, 1999, a 206% increase. In addition to increased SG&A costs from expansion of our footprint, during the three months and nine months ended September 30, 2000, we continued to incur costs related to the development of the Priority Telecom brand and Priority Wireless activities.

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

     chello broadband launched its service in April 1999 and has now launched its services in 9 countries. chello broadband provides high-speed internet access and local portal and integrated broadband content to our local operating companies and non-affiliated operating companies through franchise agreements. Under the franchise agreements, chello broadband provides our affiliates and non-affiliated local operators with high-speed connectivity through AORTA, caching, local language broadband portals, and marketing support for a fee based upon a percentage of subscription and installation revenue. In the future the franchise agreements further provide that the local operator will receive a percentage of the revenue from chello broadband generated e-commerce and advertising.

     Our local operating companies manage the local network including the upgrade, management and maintenance, sales and training, customer support and service, installation and cost of customer premise equipment. To date, substantially all of chello broadband's revenues are subscription-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the chello broadband service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets.

Pricing

     To date, virtually all of our revenues have been derived from monthly subscription fees of which chello broadband receives approximately 40% for its service. Most local operators have chosen to waive installation charges. In the future, we expect to generate revenues from advertising and e-commerce as we develop our portals and our digital set-top computer services. Currently, our services are offered to residential subscribers at flat subscription fees. Our flat fee is designed to be generally lower than the costs associated with dial-up internet access, including the access fees and phone charges with dial-up access. For business subscribers to services other than our standard broadband internet access services, we generally agree pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

Cost of Operations

     Our operating expenses consist primarily of leased-line and network development and management costs associated with AORTA and our network. Additional costs of operations include local connectivity costs, and help desk and customer care costs. Stock-based compensation expenses related to personnel directly working in operations are also a part of our operating expense.

     Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal, accounting, office facilities and other overhead. Customer acquisition costs consist of sales commissions and call-for-action type advertising.

Results of Operations - Internet/data

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three and nine months ended September 30, 2000 and September 30, 1999.

                                              For the Three Months Ended September 30,    For the Nine Months Ended September 30,
                                             ------------------------------------------  -----------------------------------------
                                                     2000                  1999                  2000                 1999
                                             --------------------  --------------------  --------------------  --------------------
                                             Affiliates   chello   Affiliates   chello   Affiliates   chello   Affiliates   chello
                                             ----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                        (Euros, in thousands)                       (Euros, in thousands)
Service and other revenue...................     23,291     8,790       6,499     1,762      56,006    21,452      13,653     3,460
Operating expense...........................    (27,675)  (10,050)     (7,008)   (9,279)    (60,709)  (45,922)    (13,198)  (19,328)
Selling, general and administrative expense.     (9,073)  (35,101)     (4,842)  (11,631)    (38,378)  (60,340)    (11,482)  (22,700)
                                             ----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                (13,457)  (36,361)     (5,351)  (19,148)    (43,081)  (84,810)    (11,027)  (38,568)
Adjustments:
Stock-based compensation expense............          -     2,964           -     1,858           -    (9,693)          -     3,621
                                             ----------  --------  ----------  --------  ----------  --------  ----------  --------

Adjusted EBITDA.............................    (13,457)  (33,397)     (5,351)  (17,290)    (43,081)  (94,503)    (11,027)  (34,947)
                                             ==========  ========  ==========  ========  ==========  ========  ==========  ========
As a percentage of revenue:
Operating expense...........................     -118.8%   -114.3%     -107.8%   -526.6%     -108.4%   -214.1%      -96.7%   -558.6%
                                             ==========  ========  ==========  ========  ==========  ========  ==========  ========
Selling, general and administrative expense.      -39.0%   -399.3%      -74.5%   -660.1%      -68.5%   -281.3%      -84.1%   -656.1%
                                             ==========  ========  ==========  ========  ==========  ========  ==========  ========
Adjusted EBITDA.............................      -57.8%   -379.9%      -82.3%   -981.3%      -76.9%   -440.5%      -80.8%  -1010.0%
                                             ==========  ========  ==========  ========  ==========  ========  ==========  ========

Revenue - Internet/data

     During the three months ended September 30, 2000, our internet/data revenue increased 23.8 million to 32.1 million from 8.3 million for the three months ended September 30, 1999, a 287% increase. During the nine months ended September 30, 2000, our internet/data revenue increased 60.4 million to 77.5 million from 17.1 million for the nine months ended September 30, 1999, a 353% increase. The increase in internet/data revenue for both the three and nine month periods ended September 30, 2000, compared to 1999 is primarily due to the launch of residential and business cable-modem high-speed internet access services, branded as chello broadband in April 1999. During the second quarter of 1999, we launched chello broadband on the upgraded portion of our networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway. We launched chello broadband in our A2000 system and in Sweden in the fourth quarter of 1999.

     Internet/data revenue for the three months ended September 30, 2000 and 1999, includes 8.7 million and 1.8 of intercompany revenues, respectively, which are eliminated in our consolidated operating results. Internet/data revenue for the nine months ended September 30, 2000 and 1999, includes 21.2 million and 3.5 of intercompany revenues, respectively, which are eliminated in our consolidated operating results.

Operating Expense - Internet/data

     During the three months ended September 30, 2000, our internet/data operating expense increased 21.4 million to 37.7 million from 16.3 million for the three months ended September 30, 1999, a 131% increase. During the nine months ended September 30, 2000, our internet/data operating expense increased
74.1 million to 106.6 million from 32.5 million for the nine months ended September 30, 1999, a 228% increase. The increase in internet/data operating expense for both the three month and nine month periods ended September 30, 2000, compared to 1999 is primarily due to the launch of chello broadband. For the nine months ended September 30, 2000, this increase is partially offset by a stock-based compensation credit recorded in the second quarter of 2000 of 6.0 million, compared to stock-based compensation expense of nil for the nine months ended September 30, 1999.

Selling, General and Administrative Expense - Internet/data

     During the three months ended September 30, 2000, our internet/data SG&A expense increased 27.7 million to 44.2 million from 16.5 million for the three months ended September 30, 1999, a 167.9% increase. During the nine months ended September 30, 2000, our internet/data SG&A expense increased 64.5 million to
98.7 million from 34.2 million for the nine months ended September 30, 1999, a 188.6% increase. During both the three and nine months ended September 30, 2000 as compared to 1999, internet/data SG&A expense increased due to the launch of chello broadband. For the nine months ended September 30, 2000, this increase is partially offset by a stock-based compensation credit recorded in the second quarter of 2000 of 3.7 million, compared to 3.6 million expense for the nine months ended September 30, 1999.


                                      DTH

     Through the acquisition of @Entertainment in August 1999, we obtained a DTH platform serving the Polish market place. Prior to the acquisition of @Entertainment we had no DTH activities. Subsequent to our acquisition of @Entertainment we began to restructure the Polish DTH and media business by separating them into two business lines. We have incurred significant start-up and restructuring costs in this endeavor. @Entertainment has been rebranded as UPC Polska Inc. ("UPC Polska"). During the third quarter of 2000, we launched our DTH operations in Hungary, Czech Republic and Slovakia, leveraging off our platform in Poland.

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

Costs of Operations

     DTH operating costs include the costs of media rights, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contractual commitments.

     Selling, general and administrative expenses include branding, marketing and customer acquisition costs, personnel related costs, legal, accounting, human resources, office facilities and other overhead costs.

Results of Operations - DTH

     The following table sets forth information from, or derived from, our consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999. The results of operations for DTH are primarily from UPC Polska, which was acquired in August 1999.

                                                For the Three Months Ended September 30,   For the Nine Months Ended September 30,
                                                ----------------------------------------   ---------------------------------------
                                                     2000                      1999             2000                      1999
                                                --------------            --------------   --------------            --------------
                                                          (Euros, in thousands)                      (Euros, in thousands)
Service and other revenue......................         16,045                     3,535           38,718                     3,535
Operating expense..............................        (11,773)                   (3,477)         (30,020)                   (3,477)
Selling, general and administrative expense....        (12,968)                   (3,901)         (23,192)                   (3,901)
                                                --------------            --------------   --------------            --------------
                                                        (8,696)                   (3,843)         (14,494)                   (3,843)
Adjustments:
Stock-based compensation expense...............              -                         -                -                         -
                                                --------------            --------------   --------------            --------------
Adjusted EBITDA................................         (8,696)                   (3,843)         (14,494)                   (3,843)
                                                ==============            ==============   ==============            ==============

Operating expense..............................          -73.4%                    -98.4%           -77.5%                    -98.4%
                                                ==============            ==============   ==============            ==============
Selling, general and administrative expense....          -80.8%                   -110.4%           -59.9%                   -110.4%
                                                ==============            ==============   ==============            ==============
Adjusted EBITDA................................          -54.2%                   -108.7%           -37.4%                   -108.7%
                                                ==============            ==============   ==============            ==============

                                     Media

     Our consolidated media business has been created through internal development and through acquisitions. Historically we have been and are involved in several country-specific media ventures, including those dedicated to creating channels for Spain, Ireland and Malta. Our subsidiary UPCtv has developed and launched eight channels of various genres since May 1999 and we have constructed a Pan-European digital distribution platform that will enable digital distribution of our new channels and other signals to our upgraded networks. Through the acquisition of @Entertainment rebranded UPC Polska in August 1999, we obtained a Polish-language programming platform under the brand name Wizja TV. In the fall of 2000, we launched sports channels in Hungary, the Czech Republic and Slovakia simultaneously with the launch of our DTH Platform. We distribute our programming packages to third parties, as well as to affiliates. As of September 30, 2000, we had approximately 17.6 million channel subscribers on an aggregate basis and approximately 10.3 million channel subscribers on a proportionate basis for channels which we have an interest in.

     We expect substantial operating losses related to our media activities to continue while we develop and expand our subscriber base.

Pricing

     For our programming channels, including our UPCtv and some Wizja channels, we primarily charge cable operators on a per-subscriber fee basis.

Costs of Operations

     Programming operating costs include the costs of programming rights, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contractual commitments.

     Selling, general and administrative expenses include branding, marketing, personnel related costs, legal, accounting, human resources, office facilities and other overhead costs.

Results of Operations - Media

      The following table sets forth information from, or derived from, our consolidated statements of operations for the three and nine months ended September 30, 2000 and September 30, 1999.

                                    For the Three Months Ended September 30,         For the Nine Months Ended September 30,
                                    ----------------------------------------         ---------------------------------------
                                             2000              1999                          2000               1999
                                    ------------------- --------------------         ------------------- --------------------
                                              (Euros, in thousands)                           (Euros, in thousands)
Service and other revenue.......               18,622              3,765                       47,804              4,166
Operating expense...............              (33,236)            (9,515)                     (93,583)           (12,203)
Selling, general and
  administrative expense........              (12,680)            (7,125)                     (29,300)           (10,117)
                                       --------------      -------------                -------------       ------------
                                              (27,294)           (12,875)                     (75,079)           (18,154)
Adjustments:
Stock-based compensation
  expense.......................                   64                 63                          190                264
                                       --------------      -------------                -------------       ------------
Adjusted EBITDA.................              (27,230)           (12,812)                     (74,889)           (17,890)
                                       ==============      =============                =============       ============

As a percentage of revenue:
Operating expense...............               -178.5%            -252.7%                      -195.8%            -292.9%
                                       ==============      =============                =============       ============
Selling, general and
  administrative expense........                -68.1%            -189.2%                       -61.3%            -242.8%
                                       ==============      =============                =============       ============
Adjusted EBITDA.................               -146.2%            -340.3%                      -156.7%            -429.4%
                                       ==============      =============                =============       ============


Revenue - Media

      During the three months ended September 30, 2000, our media revenue increased 14.8 million to 18.6 million from 3.8 million for the three months ended September 30, 1999, a 389% increase. During the nine months ended September 30, 2000, our media revenue increased 43.6 million to 47.8 million from 4.2 million for the nine months ended September 30, 1999, a 1,038% increase. The increase is primarily due to our acquisition of UPC Polska. Media revenue from UPC Polska's programming platform, Wizja TV, for the three and nine months ended September 30, 2000, was 16.2 million and 44.2 million, respectively.

      Media revenue for the three months ended September 30, 2000 and 1999, includes 16.5 million and 3.3 million , respectively, of intercompany revenues, which are eliminated in our consolidated operating results. Media revenue for the nine months ended September 30, 2000 and 1999, includes 43.3 million and 3.3 million, respectively, of intercompany revenues, which are eliminated in our consolidated operating results.

Operating Expense - Media

      During the three months ended September 30, 2000, our media operating expense increased 23.7 million to 33.2 million from 9.5 million for the three months ended September 30, 1999, a 249% increase. During the nine months ended September 30, 2000, our media operating expense increased 81.4 million to 93.6 million from 12.2 million for the nine months ended September 30, 1999, a 667% increase. The increase is primarily due to our acquisition of UPC Polska. Media operating expense from Wizja TV for the three and nine months ended September 30, 2000, was 24.6 million and 72.8 million, respectively. The remaining increase in operating expense for media for the three and nine months ended September 30, 2000, relates to activity from UPCtv and the launch of the sports channels in Eastern Europe.

SG&A Expense - Media

      During the three months ended September 30, 2000, SG&A expense for our media business increased 5.6 million to 12.7 million from 7.1 million for the three months ended September 30, 1999, a 79% increase. During the nine months ended September 30, 2000, SG&A expense for our media business increased 19.2 million to 29.3 million from 10.1 million for the nine months ended September 30, 1999, a 190% increase. The increase is primarily due to our acquisition of UPC Polska. The SG&A expense of Wizja TV, for the three and nine months ended September 30, 2000, was 3.0 million and 10.0 million, respectively. The remaining increase in SG&A expense for media for the three and nine months ended September 30, 2000 relates to development activity from UPCtv and the launch of our sports channels in Eastern Europe.

Results of Operations - Digital, Corporate and Other

      The following table sets forth information from, or derived from, our consolidated statements of operations for the three and nine months ended September 30, 2000 and September 30, 1999.

                                       For the Three Months Ended September 30,        For the Nine Months Ended September 30,
                                       ----------------------------------------        ---------------------------------------
                                               2000               1999                         2000              1999
                                       ------------------- --------------------        ------------------ --------------------
                                                (Euros, in thousands)                           (Euros, in thousands)
Service and other revenue.........             2,036              3,105                        5,088             4,583
Operating expense.................            (4,601)              (890)                     (12,673)           (1,045)
Selling, general and
  administrative expense..........           (37,400)           (17,432)                     (73,357)          (67,286)
                                       -------------       ------------                -------------      ------------
                                             (39,965)           (15,217)                     (80,942)          (63,748)
Adjustments:
Stock-based compensation
 expense..........................            (2,589)               (96)                     (14,115)           37,862
                                       -------------       ------------                -------------      ------------

Adjusted EBITDA...................           (42,554)           (15,313)                     (95,057)          (25,886)
                                       =============       ============                =============      ============

Selling, General and Administrative Expense - Digital, Corporate and Other

      For the three and nine months ended September 30, 2000, we recorded a stock-based compensation credit of 2.6 million and 14.1 million, respectively, in corporate and other SG&A expense compared to a stock-based compensation credit of 0.1 million and expense of 37.9 million for the comparable periods in 1999. A decrease in our stock price in 2000 resulted in a stock-based compensation credit for our phantom stock option plan, which requires variable plan accounting. Excluding stock-based compensation, our corporate and other SG&A for the three and nine months ended September 30, 2000 was 40.0 million and
87.5 million, respectively. For the three and nine months ended September 30, 1999, corporate and other SG&A excluding stock-based compensation, was 17.5 million and 29.4 million, respectively. The increased costs in 2000, relate to the development of our digital set-top computer, as well as increased systems costs related to the planning and preparation for implementing Pan-European financial and customer care systems. We also incurred costs in the three and nine months ended September 30, 2000, related to the development of our regulatory office, as well as additional staffing costs for communications, legal, finance, treasury, investor relations and corporate development.

      The following analysis relates to our consolidated operations as a whole.

Depreciation and Amortization

      During the three months ended September 30, 2000, our depreciation and amortization expense increased 100.2 million to 187.4 million from 87.2 million for the three months ended September 30, 1999, a 114.9% increase. During the nine months ended September 30, 2000, our depreciation and amortization expense increased 322.8 million to 477.3 million from 154.5 million for the nine months ended September 30, 1999, a 208.9% increase. Of this increase, approximately
46.0 million and 122.2 million for the three and nine months, respectively, relates to increased amortization expense for goodwill created in connection with acquisitions which closed subsequent to our initial public offering. Amortization related to acquisitions made in The Netherlands and Poland represents 41.8% and 36.8% for the three months ended September 30, 2000 and 37.3% and 40.4% for the nine months ended September 30, 2000, respectively. Depreciation expense also increased due to the acquisitions which closed subsequent to our initial public offering, which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Interest Income

      During the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, interest income increased 4.2 million to 8.4 million from 4.2 million, a 100% increase. During the nine months ended September 30, 2000, interest income increased 20.1 million to 30.5 million from
10.4 million for the nine months ended September 30, 1999, a 193.3% increase. During the three and nine months ended September 30, 2000, we earned interest income on the cash received from the proceeds of our January 2000 debt offering and the remaining proceeds of our October 1999 debt offering and our October 1999 equity offering.

Interest Expense

      During the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, interest expense increased 119.8 million to
176.8 million from 57.0 million. During the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, interest expense increased 399.3 million to 484.5 million from 85.2 million. The increase in 2000 is primarily due to our offering of senior notes and senior discount notes in July 1999, October 1999 and January 2000. In addition, interest expense related to the @Entertainment senior discount notes is consolidated in our results effective August 1, 1999. A significant amount of our interest expense in 2000 relates to accretion on our discount notes, which is not currently cash pay. See ''Liquidity and Capital Resources''.

                               For the Three Months Ended September 30,           For the Nine Months Ended September 30,
                               ----------------------------------------           ---------------------------------------
                                       2000               1999                            2000              1999
                               ------------------ ---------------------           ------------------ --------------------
Cash Current Pay:
  Bank.....................          (33,835)           (11,207)                        (77,507)          (31,446)
  Senior Notes.............          (74,346)           (17,984)                       (210,591)          (17,984)
  Other....................           (1,346)            (1,035)                        (10,737)           (3,464)
                              --------------      -------------                   -------------      ------------
                                    (109,527)           (30,226)                       (298,835)          (52,894)

Non-Cash Accretion:
  Discount Notes...........          (59,445)           (16,423)                       (164,391)          (16,423)
  DIC Loan.................           (3,881)            (2,627)                         (9,134)           (7,215)
  Deferred Financing.......           (3,930)            (7,738)                        (12,105)           (8,665)
                              --------------      -------------                   -------------      ------------
                                     (67,256)           (26,788)                       (185,630)          (32,303)
                              --------------      -------------                   -------------      ------------
Total Interest Expense.....         (176,783)           (57,014)                       (484,465)          (85,197)
                              ==============      =============                   =============      ============

Foreign Exchange Gain (Loss) and Other Income (Expense)

      Foreign exchange gain (loss) and other income (expense), net, reflected a loss of 153.7 million for the three months ended September 30, 2000, compared to a gain of 5.7 million for the same period in 1999. For the nine months ended September 30, 2000, foreign exchange gain (loss) and other income (expense) reflected a loss of 277.6 million compared to a gain of 11.2 million for the nine months ended September 30, 1999. The increased foreign exchange loss during the three and nine months ended September 30, 2000 was due primarily to losses on our dollar-denominated senior notes and senior discount notes from the increased value of the U.S. dollar against the Euro subsequent to December 31, 1999.

Share in Results of Affiliated Companies, Net

      For the three months ended September 30, 2000, our share in net losses of affiliated companies increased 30.3 million to 40.6 million from 10.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, our share in net losses of affiliated companies increased
46.4 million to 71.7 million from 25.3 million for the nine months ended September 30, 1999. The increase was primarily due to increased losses, which includes the amortization of excess basis, from SBS, Primacom and Tevel for the three and nine months ended September 30, 2000.


                           Statements of Cash Flows

      We had cash and cash equivalents of 182.0 million as of September 30, 2000, an increase of 118.9 million from 63.1 million as September 30, 1999.

Cash Flows from Operating Activities

      During the nine months ended September 30, 2000, net cash flow from operating activities decreased 515.9 million due to a use of 556.5 million compared to a use of 40.6 million for the comparable period in 1999. This decrease was primarily related to increased cash needs for working capital related to companies we acquired during 1999 and 2000, and start-up costs for internet/data, telephony and development activities.

Cash Flows from Investing Activities

      We used approximately 2,840.1 million of cash in investing activities during the nine months ended September 30, 2000, compared to 2,147.4 million for the nine months ended September 30, 1999, an increase of 32.3%. During the nine months ended September 30, 2000, cash was used principally for acquisitions, including Eneco, for 1,046.3 million, net of cash acquired, UPC Magyaroszag for
63.9 million, net of cash acquired, Tebecai for 62.2 million, net of cash acquired, Haarlem for 62.2 million, net of cash acquired and other acquisitions totaling 153.0 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 1,092.6 million. During this period we made a net investment in affiliates of 315.4 million, including our acquisitions of an additional 10.5% interest in SBS for 162.5 million, including direct costs incurred, shares in Primacom AG for 123.6 million and other investments in affiliates of 29.3 million. We also made a net investment in securities of 44.5 million.

      For the nine months ended September 30, 1999, cash for investing activities was used principally for acquisitions, including UTH for 223.0 million, net of cash acquired, Gelrevision for 106.0 million, net of cash acquired, Stjarn for 274.1 million, net of cash acquired, @Entertainment for
692.6 million, net of cash acquired, A2000 for 213.6, net of cash acquired and other acquisitions for 220.1 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 295.2 million. We had a net increase in restricted cash of 3.4 million from the release of 13.8 million upon pay-off of the bridge bank facility, and the escrow of 17.2 million related to the acquisition of Time Warner Cable France. During this period we made net investments in affiliates of 120.4 million, including our acquisition of an interest in SBS for 94.8 million with direct costs incurred and other investments in affiliates of 25.6 million. We received proceeds from the sale of our Hungarian programming assets of 16.6 million. We also made an investment in securities of 15.7 million.

Cash Flows from Financing Activities

      We had 2,552.8 million of cash flows from financing activities during the nine months ended September 30, 2000, compared to 2,237.7 million for the nine months ended September 30, 1999. The principal source of cash for the nine months ended September 30, 2000, was net proceeds from our senior notes and discount notes offering in January 2000 of 1,594.2 million. For the nine months ended September 30, 2000, additional sources of cash were from long-term and short-term borrowings of 455.4 million and 1,005.4 million, respectively. Long-term borrowings included borrowings under the UPC Senior Credit Facility of
281.4 million, 148.0 million under the new France Facility, and other borrowings of 26.0 million. We used proceeds of 231.4 million from the New A2000 Facility to pay off the existing A2000 Facilities. We had additional proceeds from short-term debt of 774.0 million, including 32.9 million from the GelreVision facility, 500.0 million from the new UPC Bridge Loan and 227.4 million under the UPC Corporate Facility. We paid down other long-term and short-term loans of
211.1 million, including three French facilities amounting to 90.4 million, the Stjarn facility amounting to 49.8 million, and the Monor facility amounting to
33.3 million. During the nine months ended September 30, 2000, we incurred deferred financing costs of 59.7 million.

      For the nine months ended September 30, 1999, the principal sources of cash included net proceeds from our initial public offering of 1,206.9 million and gross proceeds from the offering of the UPC Senior Notes due 2009 of 1,429.4 million. Additional sources of cash were from long-term and short-term borrowings of 611.5 million and 13.1 million, respectively. Long-term borrowings included borrowings on the New Telekabel Facility of 245.0 million, borrowings under the UPC Senior Revolving Credit Facility of 49.9 million, borrowings on the Mediareseaux Facility of 24.6 million, borrowings under the UPC Senior Credit Facility of 280.6 million and other borrowings of 11.3 million. Concurrent with our initial public offering, DIC exercised its option to acquire our shares for proceeds of 40.7 million, which we used to pay 39.8 million of the DIC Loan. We used proceeds from our initial public offering to pay 281.3 million of the UPC Senior Revolving Credit Facility, 49.9 million of the UPC Bridge Bank Facility and 71.4 million of the United Loan. As part of the acquisition of UTH in February 1999, we also paid a loan to NUON of 15.0 million. In March 1999, UTH paid off its existing credit facility of 281.3 million with proceeds from the New Telekabel Facility and funding from UPC. In July 1999, we paid down the UPC Senior Revolving Credit Facility of 207.8 million with proceeds from the UPC Senior Credit Facility. We paid down other loans of 46.9 million, including 18.9 million for the Telekabel Hungary Facility. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner Note totaling 16.5 million. During the nine months ended September 30, 1999, we incurred deferred financing costs of 53.9 million.


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

      We have received commitments from Philips and Motorola for the development and purchase of an integrated digital set-top computer for video and internet/data services, as well as for internet-based telephony. UPC Nederland (A2000) has agreed with the City of Amsterdam to commence deployment during the year 2000, of a significant number of digital set-top computers to our existing customers who elect to take our expanded tier service.

      In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, Priority Telecom, including CLEC, our digital distribution platform and DTH, including expansion into Central Europe, require capital expenditures for construction and development of our Pan-European distribution and programming facilities, including our origination facility, network operating center, near video on demand server complex and related support systems and equipment. For the year ended December 31, 2000, we have currently budgeted 1.7 billion for capital expenditures, excluding capital expenditures for certain of our new acquisitions.

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

      We and our consolidated affiliates had the following principal long-term and short-term debt facilities outstanding as of September 30, 2000. Debt denominated in currencies other than Euros has been translated to Euros for the outstanding balance as of September 30, 2000. Several of the debt facilities listed below have financial covenants and other restrictions which could limit access to funds. See our notes to consolidated financial statements for additional details.

                                                                                      Facility Size             Outstanding
                                   Final                                               or Principal           At September 30,
   Description (Borrower)        Maturity       Interest Rate                             Amount                    2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in millions)       (in millions of Euros)
UPC and Consolidated
  Subsidiaries:
Long-Term Debt
Senior Notes                       2007    EURIBOR + 4.8% and 9.92%                       Euro190.7                  190.7
                                   2007    10.875%                                        Euro100.0                  100.0
                                   2009    EURIBOR + 4.8% and 9.92%                       Euro240.2                  238.3
                                   2009    11.25%                                         Euro101.0                  100.3
                                   2009    EURIBOR + 4.15% and 8.54%                      Euro754.7                  754.7
                                   2009    10.875%                                        Euro300.0                  300.0
                                   2010    11.250%                                         USD600.0                  677.6
                                   2010    9.980%                                         Euro297.0                  294.7
                                   2010    11.250%                                        Euro200.0                  198.6
Senior Discount Notes              2009    12.50%                                          USD735.0 (1)              525.2
                                   2009    13.375%                                        USD478.01 (1)              320.4
                                   2009    13.375%                                        Euro191.0 (1)              112.6
                                   2010    13.750%                                       USD1,000.0 (1)              639.3
PCI Notes                          2003    9.875% per annum                                USD130.0                   16.5
@Entertainment 1998 Senior
  Discount Notes                   2008    14.5% per annum                                 USD224.2                  158.2
@Entertainment 1999 Senior
  Discount Notes                   2009    14.5% per annum                                 USD235.5                  140.1
@Entertainment 1999 Series C
  Senior Discount Notes            2008    7% per annum on                                  USD36.0                   15.3
                                             principal at maturity
UPC Senior Credit Facility (2)     2006    EURIBOR/LIBOR + 0.75% to                     Euro1,000.0                  638.9
                                             2.0% per annum
New TeleKabel Facility (2)         2007    EURIBOR + 0.75% to 2.0% per                    Euro340.0                  225.2
                                             annum
CNBH Facility (2)                  2008    AIBOR + 0.6% to 1.6% per                        NLG274.0                  121.1
                                             annum
Rhone Vision Cable
  Facility (2)                June 2002    LIBOR + 1%                                      FFR680.0                   61.0
UPC France Facility (2)            2001    EURIBOR + 2.5%                                 Euro250.0                  148.0

Short-Term Debt
UPC Corporate Facility             2001    12.0% per annum                                 USD200.0                  227.4
GelreVision Facility (2)           2000    EURIBOR + 0.8% / 1.5% per annum                  NLG90.0                   34.9
New A2000 Facilities (2)           2000    EURIBOR + 1.0% per annum                        NLG620.0                  231.4
UPC Bridge Loan (2)                2000    EURIBOR + 2.0% / 2.5% per annum                Euro500.0                  500.0
DIC Loan                           2000    8.0% per annum + 6.0% of                         USD45.0                   53.4
                                             principal amount at maturity

(1) At maturity.

(2) Subsequent to September 30, 2000 UPC repaid this facility/loan with the proceeds from the Euro 4.0 billion financing (See Note 14).

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

Sources of Capital

      We had 182.0 million of unrestricted cash and cash equivalents on hand as of September 30, 2000. In addition, we had borrowing capacity at the corporate and project debt level. In 1999, we raised over 5.0 billion from a combination of banks, bond markets and equity markets. We intend to continue to access these sources of capital, as well as less traditional sources including vendor financing, equity partners, and leasing structures.

      In January 2000, we closed a bond offering consisting of four tranches:
USD 300 million of senior notes due 2010 with an 11 1/2% coupon; USD 600 million and Euro 200 million of senior notes due 2010 with an 11 1/4% coupon; and USD
1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10.0% with a notional value of Euro 297 million until August 2008.

      In January 2000, UPC Nederland (A2000), refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. The facilities are secured by mortgages and pledges, including pledges on A2000 Holding, Kabeltelevisie Amsterdam and A2000 Hilversum. The borrowers are restricted from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. These facilities bear interest at an annual rate of EURIBOR +1.0%. Subsequent to September 30, 2000, we repaid this facility with the proceeds from the Euro 4.0 billion financing.

      At the end of March 2000, a fully committed Euro 2 billion stand-by revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. When drawn, the facility will bear interest at EURIBOR +6.0%-7.0%, stepping up after March 31, 2001, with periodic increases capped at an annual rate of 18.0%. An annual commitment fee of 0.5% is applicable over the undrawn amount. A drawing fee ranging from 1.5% to 2.0% is applicable for each drawing. The commitment terminates on December 31, 2000, and the facility reaches maturity on March 29, 2007. Due to the stand-by nature, UPC continuously reviews the level of this facility and may cancel availability depending on other capital raised or planned to be raised. Subsequent to September 30, 2000, this facility was partially drawn to fund the acquisition of EWT/TSS.

      On April 7, 2000, Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a Euro 250 million bridge facility of which Euro 148.0 million was outstanding at September 30, 2000. The refinancing of the Rhone Vision Cable Credit Facility with this facility was completed in the fourth quarter of 2000. Availability is subject to revenues and debt to equity ratios. In general, this facility restricts the payment of dividends and distributions. Subsequent to September 30, 2000, we repaid this facility with the proceeds from the Euro 4.0 billion financing.

      In connection with the Eneco K&T acquisition, UPC Nederland has received a short-term bridge loan of Euro 500 million secured with guarantees of certain of our Dutch assets. Drawdowns of the UPC Bridge Loan were to refinance certain existing inter-company loans from UPC N.V. The bridge will expire in December 2000. The full Euro 500 million has been drawn on the bridge as of September 30, 2000. Subsequent to September 30, 2000, we repaid this facility with the proceeds from the Euro 4.0 billion financing.

      In October 2000, UPC closed an Euro 4.0 billion operating and term loan facility ("The UPC Bank Facilities"). The facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Bank Facilities bear interest at EURIBOR +0.75%-4.0% depending on certain ratios, and we pay an annual commitment fee of 0.5% over the undrawn amount. The facility is arranged by Chase Manhattan Bank and Toronto Dominion Bank and further syndicated to a group of European and American (Banking) institutions. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling Euro 2.0 billion. The UPC Bank Facilities will finance further digital rollout and triple play by our existing cable companies, excluding Polish and German operations, subject to availability. Starting 2004, the available amount will decrease and the facility reaches final maturity in 2009.

      Subject to shareholder approval of amendment to our articles of association, we have agreed to sell Euro 1.43 billion worth of convertible preference shares for cash, to a group of investors, including United. We expect the sale to close in late 2000.


                           Certain Dutch Tax Issues

      One of our Dutch systems was assessed for a transfer tax on immovable property in the amount of Euro 0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial, being 6% of the value attributable to our systems at the date of transfer. Because we own 100% of UPC Nederland, any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in The Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby the Dutch tax authorities with us against such tax assessments. We cannot assure that such lobbying would be successful.

      In October 1999, the Dutch tax authorities issued an assessment on the 1995 tax return of one of our subsidiaries. The assessment, on a taxable amount of approximately 36.3 million, resulted in a tax payable of approximately 12.7 million. The Dutch tax authorities indicated that this assessment was issued to reserve the rights of the Dutch tax authorities pending expiration of time under the statute of limitations. The assessment does not express an opinion of the Dutch tax authorities on the taxes due and is still subject to discussion. We filed an appeal against the assessment to defend our tax filing position.


              Inflation and Foreign Currency Exchange Rate Losses

      To date, we have not been impacted materially by inflation.

      The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. Historically, we and our operating companies have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, from time to time, we will experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000, we entered into cross-currency swap agreements, exchanging dollar-denominated notes for Euro-denominated notes.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

Investment Portfolio

      As of September 30, 2000, we have cash and cash equivalents of approximately 182.0 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union); however, the Company does not expect any material losses with respect to its investment portfolio.

Impact of Foreign Currency Rate Changes

      We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

      The tables below provide information about us and our consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of September 30, 2000, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, as the Euro is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars, Slovakian Crowns, Polish Zloty and British Pounds.

                                     Amounts Outstanding
                                  as of September 30, 2000
                               ---------------------------------
                               Book Value             Fair Value
                               --------------- -----------------
                                     (Euros, in thousands)
Cash and Cash Equivalents
-----------------------------
US Dollar....................    33,467                 33,467
Slovakian Crowns.............     8,655                  8,655
Polish Zloty.................     5,146                  5,146
British Pounds...............     3,082                  3,082

                                                   Amount Outstanding                     Expected Repayment
                                                as of September 30, 2000                   as of December 31,
                                                ------------------------    ---------------------------------------------------
                                                Book Value    Fair Value      2000          2001     2002        2003    2004
                                                ----------    ----------    -------       -------  -------     -------  -------
                                                                             (Euros, in thousands)
US Dollar Denominated Facilities
-------------------------------------------
DIC Loan...................................       53,442        53,442       53,442            -        -          -       -
  8.0% per annum + 6.0% of principal
  at maturity..............................
UPC USD Senior Discount Notes, 2009........      525,194       396,920            -            -        -          -       -
  12.5% per annum
UPC USD Senior Discount Notes, 2009........      320,386       258,133            -            -        -          -       -
  13.375% per annum
UPC USD Senior Discount Notes, 2010........      639,317       534,343            -            -        -          -       -
  13.750% per annum
UPC USD Senior Notes, 2010.................      677,559       588,346            -            -        -          -       -
  11.25% per annum
PCI Notes..................................       16,495        16,495            -            -        -     16,495       -
  9.875% per annum
@Entertainment 1998 Senior
  Discount Notes...........................      158,228       138,891            -            -        -          -       -
  14.5% per annum
@Entertainment 1999 Senior
  Discount Notes...........................      140,104       120,216            -            -        -          -       -
  14.5% per annum
@Entertainment 1999 Series C
  Senior Discount Notes....................       15,332        15,332            -            -        -          -       -
  7.0% per annum on the
  principal amount at maturity
UPC Corporate Facility.....................      227,381       227,381            -      227,381        -          -       -
  12.0% per annum

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

Interest Rate Sensitivity

      The table below provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2000, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, as the Euro is our reporting currency.

                                                   Amount Outstanding                     Expected Repayment
                                                as of September 30, 2000                   as of December 31,
                                                ------------------------    ---------------------------------------------------
                                                Book Value    Fair Value      2000          2001     2002        2003    2004
                                                ----------    ----------    -------       -------  -------     -------  -------
                                                                             (Euros, in thousands)
Variable Rate Facilities
-------------------------------------------
UPC 10.875% Euro Senior Notes due 2009.....      754,717       779,352            -            -        -          -       -
  EURIBOR+4.15% and 8.54%,
  average rate in 2000 of 7.92% and 8.54%
UPC 10.875% USD Senior Notes due 2007......      190,658       200,094            -            -        -          -       -
  EURIBOR+4.8% and 9.92%,
  average rate in 2000 of 8.6% and 9.92%
UPC 11.25% USD Senior Notes due 2009.......      238,308       248,115            -            -        -          -       -
  EURIBOR+4.8% and 9.92%,
  average rate in 2000 of 8.6% and 9.92%
UPC Senior Credit Facility (1).............      638,876       638,876      638,876            -        -          -       -
  EURIBOR/LIBOR + 0.75% to 2.0%,
  average rate in 2000 of 7.5%
New Telekabel Facility (1).................      225,150       225,150      225,150            -        -          -       -
  EURIBOR + 0.75% to 2.0%,
  average rate in 2000 of 6.0%
CNBH Facility (1)..........................      121,078       121,078      121,078            -        -          -       -
  AIBOR + 0.6% to 1.6%
  average rate in 2000 of 5.4%
New A2000 Facilities (1)...................      227,381       227,381      227,381            -        -          -       -
  EURIBOR +1.0%
  average rate in 2000 of 4.8%
RVC Credit Facility (1)....................       60,960        60,960       60,960            -        -          -       -
  EURIBOR + 1.0%,
  average rate in 2000 of 5.02%
UPC NL Bridge Loan (1).....................      500,000       500,000      500,000            -        -          -       -
  EURIBOR + 2.0% to 2.5%,
  average rate in 2000 of 6.6%
UPC France Facility (1)....................      147,952       147,952      147,952            -        -          -       -
  EURIBOR + 2.5%
  average rate in 2000 of 7.21%

(1) Subsequent to September 30, 2000, we repaid this facility/loan with the proceeds from the Euro 4.0 billion financing.

                                                   Amount Outstanding                     Expected Repayment
                                                as of September 30, 2000                   as of December 31,
                                                ------------------------    ---------------------------------------------------
                                                Book Value    Fair Value      2000          2001     2002        2003    2004
                                                ----------    ----------    -------       -------  -------     -------  -------
                                                                             (Euros, in thousands)
Fixed Rate Facilities
-------------------------------------------
DIC Loan...................................       53,442        53,442       53,442            -        -          -       -
  8.0% per annum + 6.0% of
  principal at maturity
UPC Euro Senior Notes, 2009................      300,000       255,000            -            -        -          -       -
  10.875% per annum
UPC USD Senior Discount Notes, 2009........      525,194       396,920            -            -        -          -       -
  12.5% per annum
UPC USD Senior Discount Notes, 2009........      320,386       258,133            -            -        -          -       -
  13.375% per annum
UPC Euro Senior Discount Notes, 2009.......      112,609        91,680            -            -        -          -       -
  13.375% per annum
UPC USD Senior Discount Notes, 2010........      639,317       534,343            -            -        -          -       -
  13.75% per annum
UPC Euro Senior Notes, 2007................      100,000        87,750            -            -        -          -       -
  10.875% per annum
UPC Euro Senior Notes, 2009................      100,323        87,113            -            -        -          -       -
  11.25% per annum
UPC USD Senior Notes, 2010.................      677,559       588,346            -            -        -          -       -
  11.25% per annum
UPC Euro Senior Notes, 2010................      294,677       295,026            -            -        -          -       -
  11.50% per annum
UPC Euro Senior Notes, 2010................      198,607       175,000            -            -        -          -       -
  11.25% per annum
PCI Notes..................................       16,495        16,495            -            -        -     16,495       -
  9.875% per annum
@Entertainment 1998 Senior
  Discount Notes...........................      158,228       138,891            -            -        -          -       -
  14.5% per annum
@Entertainment 1999 Senior
  Discount Notes...........................      140,104       120,216            -            -        -          -       -
  14.5% per annum
@Entertainment 1999 Series C
  Senior Discount Notes....................       15,332        15,332            -            -        -          -       -
  7.0% per annum on the
  principal amount at maturity
UPC Corporate Facility.....................      227,381       227,381            -      227,381        -          -       -
  12.0% per annum

Equity Prices


As of September 30, 2000, we are exposed to equity price fluctuations related to our investment in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

                                                                Fair Value as of
                                Number of Shares               September 30, 2000
                              ----------------------------------------------------
                              (Stated in thousands of Euros, except share amounts)

United....................         5,569,240                        189,950
PrimaCom AG...............         4,948,039                        154,379
SBS.......................         6,000,000                        271,580
Terayon (1)...............         2,000,000                         43,671

(1) Represents warrants to acquire shares. Fair value based on Black and Scholes model as of September 30, 2000.


      As of September 30, 2000, we are also exposed to equity price fluctuations related to our debt which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

                            Amount Outstanding       Expected Repayment
                         as of September 30, 2000    as of December 31,
                         ------------------------    ------------------
Convertible Debt         Book Value    Fair Value     2000        2001
----------------------   ----------    ----------    ------      ------
                                     (Euros, in thousands)
DIC Loan..............     53,442        53,442      53,442         -
  8.0% per annum + 6.0%
  of principal at maturity

PART II - OTHER INFORMATION
---------------------------


Item 2 - Changes in Securities and Use of Proceeds
------

      On August, 2000, we issued 4,056,453 ordinary shares A to EQT Scandinavia Limited, as a payment in full of the outstanding principal and interest (USD
108.0 million) of a promissory note given in connection with our acquisition of Stjarn. The shares were issued pursuant to the Section 4 (2) of the Securities Act of 1933, as amended (the "Act"), exemption from the registration requirements of the Act.

                           Item 5. Other Information

Summary Operating Data 2000

The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                             As at September 30, 2000
                    ---------------------------------------------------------------------------------------------------------------
                                                                                                UPC            UPC         UPC
                     Homes in              Two way                                UPC        Equity in      Equity in   Equity in
                     Service     Homes      Homes       Basic        Basic      Paid-in       Homes in        Homes       Basic
                      Area       Passed     Passed    Subscribers  Penetration  Ownership   Service Area     Passed    Subscribers
                    ---------  ----------  ---------  -----------  -----------  ---------   ------------   ---------   -----------
Multi-channel TV:
Consolidated
 companies:
 Norway...........    529,000     473,740     99,466     331,370       69.9%      100.0%       529,000       473,740      331,370
 Sweden...........    770,000     424,624    230,851     250,489       59.0%      100.0%       770,000       424,624      250,489
 Belgium..........    530,000     152,052    152,052     123,973       81.5%      100.0%       530,000       152,052      123,973
 France...........  2,518,283   1,124,583    343,746     382,133       34.0%       92.0%     2,316,820     1,034,616      351,562
 The
  Netherlands.....  2,552,120   2,440,632  1,963,202   2,257,508       92.5%      100.0%     2,552,120     2,440,632    2,257,508
 Austria..........  1,080,960     913,750    904,310     474,029       51.9%       95.0%     1,026,912       868,063      450,328
 Poland...........  1,950,000   1,811,297     84,000   1,042,483       57.6%      100.0%     1,950,000     1,811,297    1,042,483
 Hungary
  (Telekabel
  Hungary)........    915,500     753,739    164,912     570,330       75.7%      100.0%       915,500       753,739      570,330
 Hungary
  (Monor).........     85,561      70,587     84,916      34,200       48.5%       98.9%        84,620        69,811       33,824
 Czech
  Republic........    894,320     775,167     72,000     409,332       52.8%      100.0%       894,320       775,167      409,332
 Romania..........    668,519     460,016          -     282,577       61.4%    51.0-70.0%     467,943       327,551      201,352
 Slovak
  Republic........    417,813     296,529          -     244,117       82.3%    95.0-100%      416,758       295,655      243,550

 Non-consolidated
 companies:
 Germany
  (Primacom) (1)..  1,422,826   1,422,826     30,456     919,641       64.6%       25.1%       357,129       357,129      230,830
 Israel...........    660,000     631,420    393,187     447,092       70.8%       46.6%       307,560       294,242      208,345
 Malta............    181,534     177,054          -      81,577       46.1%       50.0%        90,767        88,527       40,789
                   ----------  ----------  ---------   ---------                            ----------    ----------    ---------
  Total........... 15,176,436  11,928,016  4,523,098   7,850,851                            13,209,449    10,166,845    6,746,065
                   ==========  ==========  =========   =========                            ==========    ==========    =========

Direct to
 Home (DTH):
 Consolidated
  companies:
 Poland...........          -           -          -     383,237        N/A       100.0%             -             -      383,237
 Hungary
  (Telekabel
  Hungary)........          -           -          -      10,206        N/A       100.0%             -             -       10,206
 Czech
  Republic........          -           -          -         395        N/A       100.0%             -             -          395
 Slovak
  Republic........          -           -          -       1,203        N/A       100.0%             -             -        1,203
                   ----------  ----------  ---------   ---------                            ----------    ----------    ---------
   Total..........          -           -          -     395,041                                     -             -      395,041
                   ==========  ==========  =========   =========                            ==========    ==========    =========

                                                                             As at September 30, 2000
                                                -----------------------------------------------------------------------------------
                                                                                                                            UPC
                                                       Subscribers                     Lines                 UPC         Equity in
                                                ------------------------     ------------------------      Paid-in      Residential
                                                Residential   Businesses     Residential   Businesses     Ownership     Subscribers
                                                -----------   ----------     -----------   ----------     ---------     -----------
Cable Telephony
 Consolidated companies:
 Norway........................................      10,528          148          11,534        3,242       100.0%           10,528
 France........................................      29,588           14          30,489          560        92.0%           27,221
 The Netherlands...............................     119,257          246         142,536       14,818       100.0%          119,257
 Austria.......................................      80,509        1,107          81,853        3,431        95.0%           76,484
                                                -----------   ----------     -----------   ----------                   -----------
  Total........................................     239,882        1,515         266,412       22,051                       233,490
                                                ===========   ==========     ===========   ==========                   ===========

Non-Cable Telephony
 Consolidated companies:
 The Netherlands (Uniport Carrier Select) (2)..      35,656        8,306               -            -        80.0%           28,525
 Mundi Telecom.................................       3,861        3,472               -            -        50.1%            1,934
 Czech Republic................................       3,553            -           3,553            -       100.0%            3,553
 Hungary (Monor) (3)...........................      65,585        3,469          67,701        6,660        98.9%           64,864
                                                -----------   ----------     -----------   ----------                   -----------
  Total........................................     108,655       15,247          71,254        6,660                        98,876
                                                ===========   ==========     ===========   ==========                   ===========




                                                         As at September 30, 2000
                                                -------------------------------------------
                                                    UPC            UPC            UPC
                                                 Equity in      Equity in      Equity in
                                                 Business      Residential   Business Lines
                                                Subscribers   Lines Served       Served
                                                -----------   ------------   --------------
Cable Telephony
 Consolidated companies:
 Norway........................................         148         11,534            3,242
 France........................................          13         28,050              515
 The Netherlands...............................         246        142,536           14,818
 Austria.......................................       1,052         77,760            3,259
                                                -----------   ------------   --------------
  Total........................................       1,459        259,880           21,834
                                                ===========   ============   ==============


Non-Cable Telephony
 Consolidated companies:
 The Netherlands (Uniport Carrier Select) (2)..       6,645              -                -
 Mundi Telecom.................................       1,739              -                -
 Czech Republic................................           -          3,553                -
 Hungary (Monor) (3)...........................       3,431         66,956            6,587
                                                -----------   ------------   --------------
  Total........................................      11,815         70,509            6,587
                                                ===========   ============   ==============



                                                                             As at September 30, 2000
                                                -----------------------------------------------------------------------------------
                                                                                    3rd Party                               UPC
                                                       Subscribers              ISP Subscribers (9)          UPC         Equity in
                                                ------------------------     ------------------------      Paid-in      Residential
                                                Residential   Businesses     Residential   Businesses     Ownership     Subscribers
                                                -----------   ----------     -----------   ----------     ---------     -----------
Data services
 Consolidated companies:
 Norway........................................       9,766          223               -            -       100.0%            9,766
 Sweden........................................      24,119            -               -            -       100.0%           24,119
 Belgium.......................................      12,597          981               -            -       100.0%           12,597
 France........................................       8,911            -               -            -        92.0%            8,198
 The Netherlands...............................     116,072        2,236          19,633          336       100.0%          116,072
 Austria.......................................      78,076        1,577               -            -        95.0%           74,172
 Hungary (Telekabel Hungary)...................       1,339            -               -            -       100.0%            1,339
 Czech Republic................................       2,160            -               -            -       100.0%            2,160
 Non-consolidated companies:
 Germany (Primacom) (1)........................         150            -               -            -        25.1%               38
                                                -----------   ----------     -----------   ----------                   -----------
  Total........................................     253,190        5,017          19,633          336                       248,461
                                                ===========   ==========     ===========   ==========                   ===========


                                                         As at September 30, 2000
                                                -------------------------------------------
                                                    UPC            UPC            UPC
                                                 Equity in      Equity in      Equity in
                                                 Business      Residential   Business Lines
                                                Subscribers   Lines Served       Served
                                                -----------   ------------   --------------
Data services
 Consolidated companies:
 Norway........................................         223              -                -
 Sweden........................................           -              -                -
 Belgium.......................................         981              -                -
 France........................................           -              -                -
 The Netherlands...............................       2,236         19,633              336
 Austria.......................................       1,498              -                -
 Hungary (Telekabel Hungary)...................           -              -                -
 Czech Republic................................           -              -                -
 Non-consolidated companies:
 Germany (Primacom) (1)........................           -              -                -
                                                -----------   ------------   --------------
  Total........................................       4,938         19,633              336
                                                ===========   ============   ==============

Summary Financial Data 2000 (4)

                                                                                                                  At September 30,
                                           For the nine months period ending September 30, 2000 (8)                     2000
                                 -------------------------------------------------------------------------------------------------
                                                     Net                 Net                                           Long-
                                                  Operating           Income/      Adjusted        Capital             Term
                                 Revenue        Income/(loss)          (loss)     EBITDA (5)   Expenditures (6)       Debt (7)
                                 -------        -------------         -------     ----------   ----------------       --------
                                                                     (Euros, in thousands)
 Consolidated companies:
 Norway.......................    40,612           (23,105)           (41,617)      2,347            62,350            243,530
 Sweden.......................    29,156           (27,238)           (33,876)         82            11,853             29,029
 Belgium......................    16,134            (7,342)            (8,420)       (198)            5,813                  -
 France.......................    52,080           (59,247)           (86,140)    (12,139)          124,930            226,649
 The Netherlands..............   253,674          (157,351)          (239,346)     14,859           229,773            363,244
 Austria......................   105,026           (12,040)           (21,751)     28,984            98,879            195,119
 Hungary
  (Telekabel Hungary).........    33,087            (6,041)           (12,461)      4,309            55,272                  -
 Hungary (Monor)..............    18,747             4,917               (186)     10,218             2,914                  -
 Poland.......................    94,386          (130,465)          (206,698)    (44,973)           93,589            333,736
 Czech Republic...............    22,161           (13,040)           (17,372)       (361)            8,439             15,237
 Romania......................     7,552             2,286              1,687       2,552             1,225                  -
 Slovak Republic..............     8,912            (5,150)            (5,887)      1,763             4,873                  -
 Non-consolidated companies:
 Israel (11)..................   115,875               N/A            (33,509)     27,862               N/A            233,135
 Malta........................    12,016             2,005               (443)      3,994             2,998             28,723
 Germany (Primacom) (10)......    82,572           (16,246)           (23,056)     31,304            40,673            238,485

Summary Operating Data 1999

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.





                                                             As at September 30, 1999
                    ----------------------------------------------------------------------------------------------------------------
                                                                                                  UPC         UPC          UPC
                      Homes in              Two way                                 UPC        Equity in    Equity in    Equity in
                       Service    Homes      Homes       Basic        Basic       Paid-in      Homes in       Homes        Basic
                        Area      Passed     Passed    Subscribers  Penetration   Ownership   Service Area    Passed     Subscribers
                     ----------- ---------  ---------  -----------  -----------  -----------  ------------  -----------  -----------
Multi-channel TV:
  Consolidated
    companies:
  Norway.............    529,000   466,742     44,492      324,469         69.5%       100.0%      529,000      466,742      324,469
  Sweden.............    770,000   421,624     72,679      241,359         57.2%       100.0%      770,000      421,624      241,359
  Belgium............    133,090   133,090    131,816      123,952         93.1%       100.0%      133,090      133,090      123,952
  France.............  1,265,827   900,020    238,309      331,029         36.8%   95.3-99.6%    1,251,192      887,713      326,522
  The Netherlands
    (UPC Nederland)..  1,710,192 1,652,887  1,311,887    1,515,802         91.7%       100.0%    1,710,192    1,652,887    1,515,802
  Austria............  1,081,710   908,030    734,440      461,589         50.8%        95.0%    1,027,625      862,629      438,510
  Poland.............  1,950,000 1,705,569          -      983,947         57.7%       100.0%    1,950,000    1,705,569      983,947
  Hungary
    (Telekabel
     Hungary)........    901,500   624,898          -      498,325         79.7%        79.3%      714,439      495,232      394,923
  Czech Republic.....    239,484   160,558          -       56,638         35.3%       100.0%      239,484      160,558       56,638
  Romania............    240,000   143,274          -       94,234         65.8%  51.0-100.0%      225,300      128,770       82,809
  Slovak Republic....    344,343   220,399          -      191,592         86.9%    95.0-100%      343,288      219,529      191,033

 Non-consolidated
    companies:
  Malta..............    175,000   167,744          -       75,000         44.7%        50.0%       87,500       83,872       37,500
  Hungary (Monor)....     85,000    70,061          -       32,011         45.7%        47.5%       40,412       33,310       15,219
  Israel.............    610,500   599,443    377,234      415,754         69.4%        46.6%      284,493      279,340      193,741
                     ----------- ---------  ---------  -----------                            ------------  -----------  -----------
           Total..... 10,035,646 8,174,339  2,910,857    5,345,701                               9,306,015    7,530,865    4,926,424
                     =========== =========  =========  ===========                            ============  ===========  ===========

                                                                                       As at September 30, 1999
                                                -----------------------------------------------------------------------------------
                                                                                                                            UPC
                                                       Subscribers                 Lines served              UPC         Equity in
                                                ------------------------     ------------------------      Paid-in      Residential
                                                Residential   Businesses     Residential   Businesses     Ownership     Subscribers
                                                -----------   ----------     -----------   ----------     ---------     -----------
Telephony
 Consolidated Companies
 Norway.......................................        1,327            1           1,573          355       100.0%            1,327
 France.......................................        8,024          163           8,354          239     95.3-99.6%          7,992
 The Netherlands (UPC Nederland) (2)..........       50,982        8,451          56,277       10,879       100.0%           48,170
 Austria......................................       15,377          366          16,329        1,222        95.0%           14,608
 Non-consolidated Companies
 Hungary (Monor) (3)..........................            -            -          65,936        6,944        47.5%                -
                                                -----------   ----------     -----------   ----------                   -----------
  Total.......................................       75,710        8,981         148,469       19,639                        72,097
                                                ===========   ==========     ===========   ==========                   ===========

Dataservices
 Consolidated Companies:
 Norway.......................................        1,634            4         n/a          n/a           100.0%            1,634
 Sweden.......................................        2,311            -         n/a          n/a           100.0%            2,311
 Belgium......................................        4,359          548         n/a          n/a           100.0%            4,359
 France.......................................        1,796           15         n/a          n/a         95.3-99.6%          1,789
 The Netherlands (UPC Nederland)..............       37,911        1,156         n/a          n/a           100.0%           37,911
 Austria......................................       28,034        1,151         n/a          n/a            95.0%           26,632
 Hungary (Telekabel Hungary)..................           67           53         n/a          n/a            79.3%               53
                                                -----------   ----------     -----------   ----------                   -----------
  Total.......................................       76,112        2,927         n/a          n/a                            74,689
                                                ===========   ==========     ===========   ==========                   ===========


                                                -------------------------------------------
                                                    UPC            UPC            UPC
                                                 Equity in      Equity in      Equity in
                                                 Business      Residential   Business Lines
                                                Subscribers   Lines Served       Served
                                                -----------   ------------   --------------
Cable Telephony
 Consolidated Companies
 Norway.......................................            1          1,573              355
 France.......................................          162          8,321              238
 The Netherlands (UPC Nederland) (2)..........        6,772         53,465            9,200
 Austria......................................          348         15,513            1,161
Non-Cable Telephony
 Non-consolidated Companies
 Hungary (Monor) (3)..........................            -         31,349            3,301
                                                -----------   ------------   --------------
  Total.......................................        7,283        110,221           14,255
                                                ===========   ============   ==============

Dataservices
 Consolidated Companies:
 Norway.......................................            4        n/a            n/a
 Sweden.......................................            -        n/a            n/a
 Belgium......................................          548        n/a            n/a
 France.......................................           15        n/a            n/a
 The Netherlands (UPC Nederland)..............        1,156        n/a            n/a
 Austria......................................        1,093        n/a            n/a
 Hungary (Telekabel Hungary)..................           42        n/a            n/a
                                                -----------   ------------   --------------
  Total.......................................        2,858        n/a            n/a
                                                ===========   ============   ==============

Summary Financial Data 1999

                                                                                                            At September 30,
                                                For the nine months period ending September 30, 1999 (8)          1999
                                                ----------------------------------------------------------------------------
                                                                  Net                         Capital             Long-
                                                                Income/        Adjusted     Expenditures          Term
                                                Revenue         (loss)        EBITDA (5)         (6)            Debt (7)
                                                -------         -------       ----------    -------------       --------
                                                                         (Euros, in thousands)
 Consolidated companies
 Norway.....................................     34,548         (25,295)         7,037         30,625            108,088
 Sweden.....................................      4,968          (5,179)         1,599          3,388                  -
 Belgium....................................     12,402          (4,549)         1,946          5,135                  -
 France.....................................     13,703         (14,034)        (3,051)        33,340            187,558
 The Netherlands (UPC Nederland)............     89,084         (51,710)        22,966         81,888            581,202
 Austria....................................     70,486            (932)        26,468         48,196            132,265
 Poland.....................................     13,848         (45,504)       (15,549)         3,713            407,555
 Hungary (Telekabel Hungary)................     24,266          (1,105)         8,247         22,397                230
 Czech Republic.............................      3,389          (1,450)          (328)         1,137                  -
 Romania....................................      1,784             260            737            275                  -
 Slovak Republic............................      2,660          (1,495)           708          2,913                  -
 Non-Consolidated companies:
 The Netherlands (A2000) (12)...............     46,745         (21,705)         9,387         36,474                n/a
 Israel.....................................    117,635          (1,505)        52,479         22,871            219,106
 Malta......................................     11,118             707          4,558          5,562             24,411
 Hungary (Monor)............................     14,040           2,170          9,086          2,138             34,260

(1)  Statistics of Primacom are as of December 31, 1999.

(2)  UTH's 80% subsidiary Uniport offers a carrier select telephony service.

(3)  Our Monor service offers traditional telephony service.

(4) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of September 30, 2000. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles.

(5) Adjusted EBITDA represents operating income before depreciation, amortization, and stock based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies such as us. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flow or for any other measure of performance or liquidity under generally accepted accounting principles or as an indicator of a company's operating performance. We are not entirely unrestricted to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our representation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

(6)  Tangible capital expenditures only.

(7)  Excludes intercompany debt.

(8) Financial data for new acquisitions (1999 and 2000) are included from their effective date of consolidation.

(9)  Internet subscribers who are served by non-UPC internet providers.

(10) Financials of Primacom are for the nine months ended June 30, 2000, as compiled from documents filed with the SEC.

(11) Financial data for Israel represents the eight months ended August 31, 2000.

(12) A2000 includes operations for the eight month period ended August 1999. As of September 30, 1999, A2000 is consolidated in UPC Nederland.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   Exhibits

      10.1 Euro 3.5 billion Facility, Euro 95.0 million Facility, USD 347.5 million Facility dated October 26, 2000, between UPC Distribution Holding B.V. and UPC Financing Partnership and TD Bank Europe Limited and Toronto Dominion (Texas), Inc. as Facility Agents.
      27.1 Financial Data Schedule

(b)   Reports on Form 8-K filed during the Quarter

          Date Filed              Date of Event         Item Reported
      ------------------        ------------------      -------------
        July 12, 2000             June 26, 2000         Item 5 - Announcement of
                                                        proposed transaction
                                                        with United and Liberty
                                                        Media.

        July 31, 2000             June 18, 2000         Item 5 - Announcement of
                                                        proposed merger of
                                                        chello broadband
                                                        subsidiary with
                                                        Excite@Home's
                                                        international
                                                        operations.

      September 22, 2000        September 12, 2000      Item 5 - Announcement of
                                                        agreement to sell
                                                        convertible preference
                                                        shares.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V.


Date: November 14, 2000
      -----------------

By:   /S/ Charles H.R. Bracken
      --------------------------
      Charles H.R. Bracken
      Board of Management Member and Chief Financial Office
      (A Duly Authorized Officer and Principal Financial Officer)