Form 10-K405
period 2000-12-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2001-04-02
CIK 1070778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 000-25365
                            ------------------------

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             (Exact name of Registrant as specified in its charter)

            THE NETHERLANDS                                    98-0191997
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

    BOEING AVENUE 53, P.O. BOX 74763                            1070 BT
   1070 BT AMSTERDAM, THE NETHERLANDS                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (31) 20-778-9840
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
        AMERICAN DEPOSITORY SHARES EACH REPRESENTING ONE ORDINARY SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 29, 2001 was USD 2.9 billion.

    The number of shares outstanding of the Registrant's common stock as of March 29, 2001 was 441,246,729 ordinary shares A, including shares represented by American Depository Receipts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                              NUMBER
                                                                             --------

                                       PART I

ITEM 1.       Business....................................................       3

ITEM 2.       Properties..................................................      24

ITEM 3.       Legal Proceedings...........................................      24

ITEM 4.       Submission of Matters to a Vote of Security Holders.........      24

                                       PART II

ITEM 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................      25

ITEM 6.       Selected Financial Data.....................................      26

ITEM 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................      28

ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk...      46

ITEM 8.       Financial Statements and Supplementary Data.................      50

ITEM 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     106

                                      PART III

ITEM 10.      Directors and Executive Officers of the Registrant..........     107

ITEM 11.      Executive Compensation......................................     107

ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     107

ITEM 13.      Certain Relationships and Related Transactions..............     107

                                       PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K....................................................     108

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

    While we began business as a provider of cable television services, over the last few years we have been upgrading many of our networks so that they are capable of providing two-way services, such as telephone, internet access and enhanced digital video services. Our telephone services were launched in many of our systems, under the brand name PRIORITY TELECOM, commencing in 1998 and 1999. Also commencing in 1999, many of our systems launched our internet services using our CHELLO BROADBAND access and portal. We recently combined the management of our internet access and content subsidiary, CHELLO BROADBAND, and our programming businesses led by UPCtv, to form a new division, UPC Media. In addition to internet access and pay television, UPC Media will develop interactive services and transactional television for our digital product. During 2000, we also focused on spinning-off PRIORITY TELECOM as the provider of telephone and data network solutions to business customers, leveraging off our systems' existing network infrastructure.

    We operated from July 1995 to December 1997 as a 50/50 joint venture between UnitedGlobalCom, Inc. ("United") and Philips Electronics N.V. ("Philips"). In December 1997, we and United acquired the 50% of our ordinary shares held by Philips. Following this acquisition and until our initial public offering in February 1999, we became a wholly owned subsidiary of United, other than approximately 7% of our stock held by a foundation to support our stock option plans to employees. Subsequently, United's ownership has been reduced to approximately 52.6% through our issuance of additional equity.

    We have grown substantially since formation through acquisitions of cable television systems and related businesses in our existing and new markets, and through organic growth from the take-up of new services. We expect our newer services, such as telephone, internet and digital video, to continue to develop and become an increasingly important part of our business.

NARRATIVE DESCRIPTION OF BUSINESS

    We own and operate broadband communications networks or services in 17 countries in Europe and in Israel. Our operations are organized into three principal divisions. UPC Distribution, which comprises our local operating systems, delivers video and, in many of our Western European systems, telephone and internet services ("the triple play") to our residential customers. UPC Media comprises our internet access business and converging internet content and programming businesses, which provide their products and services to us, as well as third parties. The PRIORITY TELECOM brand is used for our residential, wireless local loop ("WLL") and competitive local exchange carrier ("CLEC") businesses. We are in the process of spinning-off PRIORITY TELECOM CLEC as the provider of telephone and data network solutions to the business market. PRIORITY TELECOM CLEC ("PRIORITY TELECOM") is our third divison. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephone, internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. We plan to reach this goal by increasing the penetration of our new services, such as digital video, telephone and internet, primarily within our existing customer base.

SUMMARY OPERATING AND FINANCIAL DATA

    In the tables below, the "UPC Paid-In Interest" column shows the percentage we own of the operating systems in which we have an interest.

SUMMARY OPERATING DATA 2000

    The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                     AS AT DECEMBER 31, 2000
                             -------------------------------------------------------------------------------------------------------
                                 UPC         HOMES IN                  TWO WAY                                 DIRECT
                               PAID-IN       SERVICE       HOMES        HOMES        BASIC         BASIC      TO HOME      DIGITAL
                              OWNERSHIP        AREA        PASSED     PASSED(1)   SUBSCRIBERS   PENETRATION    (DTH)     SUBSCRIBERS
                             ------------   ----------   ----------   ---------   -----------   -----------   --------   -----------
MULTI-CHANNEL TV

  CONSOLIDATED COMPANIES:
  Norway....................       100.0%      529,000      473,400     139,500       333,400     70.4%              -            -
  Sweden....................       100.0%      770,000      421,600     233,400       252,800     60.0%              -            -
  Belgium...................       100.0%      530,000      152,100     152,100       124,300     81.7%              -            -
  France....................        92.0%    2,591,200    1,224,400     322,500       395,600     32.3%              -        9,100
  The Netherlands...........       100.0%    2,569,700    2,458,800   2,025,200     2,258,700     91.9%              -       14,700
  Austria...................        95.0%    1,168,700      917,300     914,000       484,300     52.8%              -            -
  Germany-
    EWT/TSS.................        51.0%      781,000      781,000       8,900       570,000     73.0%              -            -
  Poland....................       100.0%    1,950,000    1,850,700     149,300     1,064,300     57.5%        414,700            -
  Hungary (Telekabel
    Hungary)................       100.0%      915,500      770,700     182,400       585,600     76.0%         29,100            -
  Hungary (Monor)...........        98.9%       85,600       72,700           -        38,800     53.4%              -            -
  Czech Republic............       100.0%      913,000      786,400     179,300       401,500     51.1%         21,500            -
  Romania...................   51.0-70.0%      648,500      450,700           -       285,200     63.3%              -            -
  Slovak Republic...........  95.0-100.0%      517,800      377,200      17,300       323,100     85.7%          8,700            -
                                            ----------   ----------   ---------    ----------                 --------   ----------
    Total consolidated......                13,970,000   10,737,000   4,323,900     7,117,600                  474,000       23,800
                                            ==========   ==========   =========    ==========                 ========   ==========

  NON-CONSOLIDATED COMPANIES:
  Germany
    (Primacom)..............        25.0%    1,916,900    1,916,900     411,000     1,301,700     67.9%              -        5,400
  Israel....................        46.6%      637,600      637,600     396,600       452,800     71.0%              -            -
  Malta.....................        50.0%      183,000      183,000           -        82,800     45.2%              -            -
                                            ----------   ----------   ---------    ----------                 --------   ----------
    Total
      non-consolidated......                 2,737,500    2,737,500     807,600     1,837,300                        -        5,400
                                            ==========   ==========   =========    ==========                 ========   ==========
Total.......................                16,707,500   13,474,500   5,131,500     8,954,900                  474,000       29,200
                                            ==========   ==========   =========    ==========                 ========   ==========

                                                                        AS AT DECEMBER 31, 2000
                                                    ---------------------------------------------------------------
                                                       UPC            SUBSCRIBERS                   LINES
                                                     PAID-IN    ------------------------   ------------------------
                                                    OWNERSHIP   RESIDENTIAL   BUSINESSES   RESIDENTIAL   BUSINESSES
                                                    ---------   -----------   ----------   -----------   ----------
CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  Norway.........................................      100.0%       14,300           400       15,600         3,400
  France.........................................       92.0%       37,500             -       39,700           600
  The Netherlands................................      100.0%      132,700           300      159,600        15,800
  Austria........................................       95.0%      103,400         1,200      105,000         4,000
  Germany-EWT/TSS................................       51.0%          100             -          100             -
                                                                 ---------     ---------    ---------     ---------
    Total cable..................................                  288,000         1,900      320,000        23,800
                                                                 =========     =========    =========     =========
NON-CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  Norway.........................................      100.0%            -           400            -             -
  The Netherlands(2).............................       80.0%       41,600         8,500            -             -
  Mundi Telecom..................................       50.1%        4,400         4,000            -             -
  Czech Republic(3)..............................      100.0%        3,600             -        3,600             -
  Hungary (Monor)(3).............................       98.9%       66,400         3,700       68,000         6,900
                                                                 ---------     ---------    ---------     ---------
    Total non-cable..............................                  116,000        16,600       71,600         6,900
                                                                 =========     =========    =========     =========
    Total........................................                  404,000        18,500      391,600        30,700
                                                                 =========     =========    =========     =========

                                                                     AS AT DECEMBER 31, 2000
                                          -----------------------------------------------------------------------------
                                                                                                             NON-CABLE
                                                                                        3RD PARTY              DATA
                                             UPC            SUBSCRIBERS             ISP SUBSCRIBERS(4)       SERVICES
                                           PAID-IN    ------------------------   ------------------------   -----------
                                          OWNERSHIP   RESIDENTIAL   BUSINESSES   RESIDENTIAL   BUSINESSES   RESIDENTIAL
                                          ---------   -----------   ----------   -----------   ----------   -----------
INTERNET

  CONSOLIDATED COMPANIES:
  Norway...............................     100.0%       14,900         100              -        400             -
  Sweden...............................     100.0%       33,100           -              -          -             -
  Belgium..............................     100.0%       15,500       1,000              -          -             -
  France...............................      92.0%       13,600           -              -          -             -
  The Netherlands......................     100.0%      142,300       2,400         21,100        300             -
  Austria..............................      95.0%       97,200       1,700              -          -             -
  Germany-EWT/TSS......................      51.0%            -           -            100          -             -
  Poland...............................     100.0%            -           -              -          -           100
  Hungary (Telekabel Hungary)..........     100.0%        3,000           -              -          -             -
  Czech Republic.......................     100.0%            -           -          2,500          -             -
                                                        -------       -----         ------        ---           ---
    Total consolidated.................                 319,600       5,200         23,700        700           100
                                                        =======       =====         ======        ===           ===

  NON-CONSOLIDATED COMPANIES:
  Germany (Primacom)...................      25.0%            -           -         20,500          -             -
                                                        -------       -----         ------        ---           ---
    Total non-consolidated.............                       -           -         20,500          -             -
                                                        =======       =====         ======        ===           ===
    Total..............................                 319,600       5,200         44,200        700           100
                                                        =======       =====         ======        ===           ===

SUMMARY OPERATING DATA 1999

    The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                        AS AT DECEMBER 31, 1999
                        ----------------------------------------------------------------------------------------
                            UPC         HOMES IN                 TWO WAY                                 DIRECT
                          PAID-IN       SERVICE       HOMES       HOMES        BASIC         BASIC      TO HOME
                         OWNERSHIP        AREA       PASSED     PASSED(1)   SUBSCRIBERS   PENETRATION    (DTH)
                        ------------   ----------   ---------   ---------   -----------   -----------   --------
MULTI-CHANNEL TV

  CONSOLIDATED COMPANIES:
  Norway..............        100.0%      529,000     468,100      55,500       327,500        70.0%           -
  Sweden..............        100.0%      770,000     421,600     167,700       243,000        57.6%           -
  Belgium.............        100.0%      133,100     133,000     130,800       125,100        94.1%           -
  France..............        100.0%    1,265,800     927,000      95,200       334,600        36.1%           -
  The Netherlands.....        100.0%    1,714,600   1,660,200   1,376,100     1,517,400        91.4%           -
  Austria.............         95.0%    1,081,100     906,300     753,100       470,500        51.9%           -
  Poland..............        100.0%    1,950,000   1,756,200           -     1,023,800        58.3%     254,100
  Hungary (Telekabel
    Hungary)..........         79.3%      901,500     655,300      83,300       518,600        79.1%           -
  Hungary (Monor).....         95.1%       85,700      70,100      84,900        32,400        46.2%           -
  Czech Republic......     94.6-100%      817,100     736,500      10,000       374,300        50.8%           -
  Romania.............   51.0-100.0%      284,300     166,400           -       112,100        67.4%           -
  Slovak Republic.....   94.6-100.0%      417,800     304,400           -       244,700        80.4%           -
                                       ----------   ---------   ---------    ----------                 --------
    Total
    consolidated......                  9,950,000   8,205,100   2,756,600     5,324,000                  254,100
                                       ==========   =========   =========    ==========                 ========

  NON-CONSOLIDATED COMPANIES:
  Israel..............         46.6%      660,000     608,800     380,700       425,000        69.8%           -
  Malta...............         50.0%      177,000     173,500           -        76,500        44.1%           -
                                       ----------   ---------   ---------    ----------                 --------
                                          837,000     782,300     380,700       501,500                        -
    Total non-consolidated..........
                                       ==========   =========   =========    ==========                 ========
    Total.............                  10,787,00   8,987,400   3,137,300     5,825,500                  254,100
                                       ==========   =========   =========    ==========                 ========

                                                                     AS AT DECEMBER 31, 1999
                                                   -----------------------------------------------------------
                                                      UPC           SUBSCRIBERS              LINES SERVED
                                                    PAID-IN    ----------------------   ----------------------
                                                   OWNERSHIP   RESIDENTIAL   BUSINESS   RESIDENTIAL   BUSINESS
                                                   ---------   -----------   --------   -----------   --------
CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  Norway.........................................    100.0%        3,200           -        3,600         400
  France.........................................    100.0%       13,300         200       13,600         500
  The Netherlands................................    100.0%       57,400           -       67,400         800
  Austria........................................     95.0%       36,800         700       38,100       2,200
                                                                 -------      ------      -------      ------
    Total consolidated...........................                110,700         900      122,700       3,900
                                                                 =======      ======      =======      ======

NON-CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  The Netherlands(2).............................     80.0%       20,300       8,500            -           -
  Czech Republic(3)..............................     94.6%        3,000           -        3,100           -
  Hungary (Monor)(3).............................     95.1%       64,700       3,100       66,800       6,400
                                                                 -------      ------      -------      ------
    Total non-consolidated.......................                 88,000      11,600       69,900       6,400
                                                                 =======      ======      =======      ======
    Total........................................                198,700      12,500      192,600      10,300
                                                                 =======      ======      =======      ======

                                                                     AS AT DECEMBER 31, 1999
                                                   -----------------------------------------------------------
                                                      UPC           SUBSCRIBERS              LINES SERVED
                                                    PAID-IN    ----------------------   ----------------------
                                                   OWNERSHIP   RESIDENTIAL   BUSINESS   RESIDENTIAL   BUSINESS
                                                   ---------   -----------   --------   -----------   --------
INTERNET

  CONSOLIDATED COMPANIES:
  Norway.........................................    100.0%        3,300           -          n/a        n/a
  Sweden.........................................    100.0%        5,200           -          n/a        n/a
  Belgium........................................    100.0%        6,800         700          n/a        n/a
  France.........................................    100.0%        3,200           -          n/a        n/a
  The Netherlands................................    100.0%       58,500       1,600          n/a        n/a
  Austria........................................     95.0%       40,800       1,400          n/a        n/a
  Hungary (Telekabel Hungary)....................     79.3%          100           -          n/a        n/a
                                                                 -------      ------      -------      -----
    Total........................................                117,900       3,700            -          -
                                                                 =======      ======      =======      =====

--------------------------

(1) Two way homes passed represents the number of homes passed where customers can request and receive an installation of a two-way addressable set-top and ``normal" customer services (e.g. the service is launched, customers are billed and normal service activity is available).

(2) UPC Nederland's 80% subsidiary Uniport offers a carrier select telephony service.

(3) Monor and Czech Republic offer traditional telephone service.

(4) Internet subscribers who are not served by CHELLO BROADBAND.

UPC DISTRIBUTION

    Our distribution division delivers video services, and in many of our Western European systems, telephone and internet services to the residential market. Over the past few years we have been upgrading our cable television systems to high-speed, two-way capacity. In addition to being able to offer telephone and internet services, the upgraded network will allow us to offer enhanced digital video services, such as near video on demand ("NVOD") and interactive television. As of December 31, 2000, approximately 67% of the network in our Western European systems, excluding Germany, had been upgraded, as well as 12% of our Eastern Europe systems.

    During 2000, we initiated the soft launch of our digital video services in the Netherlands, our largest market. We plan the hard launch of digital video in the Netherlands in 2001, as well launching in Austria and France. Full digitalization of our television signals will be made possible by our network upgrade to full two-way capability. The roll-out of digital services via set-top computers installed in customers' homes will involve significant capital investment and the use of new technologies. We cannot assure you that we will be able to complete the roll-out of digital services on the planned schedule.

    During 2000, we undertook a significant project of upgrading and integrating our information technology systems, creating a pan-European infrastructure to support the delivery of our services. The primary purpose of the project is the integration of software applications and processes into a complete IT and business solution. Various modules, such as billing and collection, customer care, activation and provisioning, capacity management, and reporting will be linked to a pan-European data center based in the Netherlands. Currently, all of the telephone and internet customers of UPC France have been transferred to this platform. During the course of 2001, we are planning to migrate UPC France's video customers, as well as UPC Netherlands' customers to the new platform.

    UPC DISTRIBUTION-VIDEO

    As of December 31, 2000, our operating systems had approximately
9.0 million aggregate subscribers to their basic tier video services, excluding an additional 474,000 subscribers for our digital DTH service in Poland, Hungary, the Czech Republic and the Slovak Republic. In the third quarter of 2000, we soft launched digital video services in the Netherlands, and had approximately 14,700 digitial video subscribers as of December 31, 2000 in the Netherlands. We plan to continue increasing our revenue per subscriber by expanding our video services program offerings through digital and expanded basic tier services, pay-per-view and digital audio.

    We currently offer our subscribers some of the most advanced analog video services available today and a large choice of radio programs. In many systems, for example, we have introduced impulse pay-per-view services. We plan to continue to improve our expanded basic tier offerings by adding new channels. Generally, basic tier pricing is regulated while the expanded basic tier is not specifically price regulated, although it will be subject to the general rules of competition law. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings.

    The increased channel capacity provided by digitalization will enable us to offer subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization will allow us to provide value added services such as digital music, walled garden, interactive television and basic e-mail functionality. The increased channel capacity provided by digitalization will enable subscribers to customize their subscriptions for our products and services to suit their lifestyles and personal interests. We also intend to provide our subscribers with customizable programming guides that would enable them to program their favorite channels and also allow parents to restrict their children's viewing habits.

    In areas where our cable television franchises are exclusive, our operating companies generally face competition from DTH satellite service providers and television terrestrial broadcasters. We have faced the most competition from DTH providers in France, Poland and Sweden. In those areas where our cable television franchises are non-exclusive, our operating companies face competition from other cable television service providers, DTH satellite service providers and television broadcasters.

    UPC DISTRIBUTION-TELEPHONE

    We believe that our fiber and broadband, coaxial cable and cable-based subscriber relationships provide ready access to potential residential telephone subscribers and give us a unique opportunity to provide residential telephone services in Europe. We offer residential telephone services over our network, branded as PRIORITY TELECOM, in our Austrian, Dutch, French and Norwegian systems. Historically we have offered residential, WLL and CLEC services as PRIORITY TELECOM. We are in the process of spinning-off PRIORITY TELECOM CLEC as a separate business to focus on the business market. We also have a traditional telephone network in Hungary and the Czech Republic. We offer our residential telephone customers local, national and international voice services, in addition to several value added features. As of December 31, 2000, we had 358,000 residential telephone subscribers.

    Traditional telephone service is carried over twisted copper pair in the local loop. The cable telephone technology that we are using allows telephone traffic to be carried over our upgraded network without requiring the installation of twisted copper pair. This technology requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. We are currently working in close co-operation with some suppliers to develop the possible introduction of alternative telephony technologies, including Voice over Internet Protocol ("VOIP"). VOIP is well-suited for many of our networks, as the technology used is similar to our existing internet service. Because of these similarities, we believe we can minimize our capital expenditures for the introduction of VOIP as compared to other technologies. Although VOIP services are commercially available from other operators, there can be no assurances that we will be able to successfully launch VOIP services to our customers.

    We generally price our telephone service at a discount compared to services offered by incumbent telecommunications operators. Because of the relatively high European local tariff rates, we believe potential customers will be receptive to our telephone services at a lower price. In addition to offering competitive pricing, we offer a full complement of services to telephone subscribers including custom local access services, "CLASS," including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. We also provide voice mail and second lines. The introduction of number portability in some of our markets, including the Netherlands, Norway and France, provides an even greater opportunity as potential customers will be able to subscribe to our service without having to change their existing telephone numbers.

    Each operating company that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. In addition, certain of these operating companies have also entered into interconnection agreements with other telecommunications service providers, providing alternative routes and additional flexibility. Even though we have secured these interconnection arrangements, we may still experience difficulty operating under them. PRIORITY TELECOM will manage our interconnection relationships in the future.

    In the provision of telephone services, our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and may have greater resources to devote to the provision of telephone services. In many countries, our operating companies also face competition from other new telephone service providers like ourselves, including traditional wire line providers, other cable telephone providers, wireless telephone providers and indirect access providers.

    UPC DISTRIBUTION-INTERNET

    By capitalizing on our existing network capabilities, we believe we will be able to benefit from the rapid growth of the internet. We initially launched our broadband internet business in a few of our operating systems in September 1997. As we have upgraded our network, we have continued to roll-out our internet service. As of December 31, 2000, we had 343,300 consolidated residential internet subscribers.

    Cable modem technology allows access to the internet over our existing upgraded network. All that is required is to transform data communication into signals capable of transmission over fiber and coaxial cable is the addition of incremental electronic equipment, including servers, routers and switches at the master telecom center. Cable modems allow internet access at speeds significantly faster than traditional dial-up access, although we cannot guarantee the speed over our networks since it is a shared medium. A number of different technologies designed to provide much faster access than traditional dial-up modems have been proposed and are being introduced, such as ISDN and digital subscriber line ("DSL"), which competes with our cable modem access technology. Cable modem technology, unlike most other high-speed technologies, is based on the widely used Transport Control Protocol/Internet Protocol ("TCP/IP"), which is used on local area networks and the internet. A global standard for TCP/IP has been created and accepted.

    Our local operating companies have entered into franchise agreements with CHELLO BROADBAND, which provides our local systems access to the internet gateway and the CHELLO portal. Under the franchise agreements CHELLO BROADBAND provides our affiliates with internet connectivity, caching, local language broadband portals, and marketing support for a fee based upon a percentage of subscription revenue.

    In providing internet access, we face competition from incumbent telecommunications companies and other telecommunications operators and other cable-based and non-cable based internet service providers. The internet services offered by these competitors include both traditional dial-up internet services and high-speed access services. We have recently encountered competition from a new technology, DSL, which provides high-speed internet access over traditional telephone lines. DSL services are offered by both incumbent and alternative providers. We expect to face strong competition from DSL operators for our internet service in the future.

    UPC DISTRIBUTION-OPERATING COMPANIES

WESTERN EUROPE

    AUSTRIA: UPC TELEKABEL GROUP. We own 95% of the UPC Telekabel Group, which provides communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt. UPC Telekabel Group's largest subsidiary, Telekabel Wien, which serves Vienna and represents approximately 87% of UPC Telekabel Group's total subscribers, owns and operates one of the larger clusters of cable systems in the world in terms of subscriber numbers served from a single headend.

    We are capitalizing on UPC Telekabel Group's strong market position and positive perception by its customers by aggressively expanding UPC Telekabel Group's service offerings as its network is upgraded to full two-way capability. The upgraded network enabled UPC Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and internet/data services in 1997.
UPC TeleKabel Group launched PRIORITY TELECOM's cable telephone service in Vienna on a commercial basis in early 1999, an internet access service in September 1997 and the CHELLO BROADBAND service in June 1999. We plan to soft launch digital video services in Austria in the second half of 2001.

    UPC Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. We own 95% of, and manage, each UPC Telekabel Group company. Each of the respective cities in which the operating systems are located owns, directly or indirectly, the remaining 5% interest in each company.

    In connection with United's acquisition of Philips' interest in us in December 1997, the City of Vienna and Philips agreed that Philips will continue to guarantee the capital level to be maintained by Telekabel Wien. Philips has also agreed to guarantee the continued fulfillment of the agreements that were originally concluded between the city and Philips and that were assigned by Philips to us. These agreements have a term until 2022, with an extension option. We have agreed to indemnify Philips for any liability under Philips' guarantee. Due to its position as a guarantor, Philips has the right to appoint one member to our Supervisory Board. This Supervisory Director has a veto right that is limited to fundamental decisions and exceptional business matters, such as the sale or disposition of our interests in Telekabel Wien, if certain threshold values are met.

    The City of Vienna's approval is required for any change of control over us, which approval cannot be unreasonably withheld if the buyer is a reputable telecommunications and/or cable television operator. In the absence of such approval, the City of Vienna can require United to own Telekabel Wien separately from UPC.

    BELGIUM: UPC BELGIUM. UPC Belgium, our 100% owned subsidiary, provides cable television and communications services in selected areas of Brussels and Leuven. UPC Belgium plans to increase revenues through the introduction of new services that currently are not subject to price regulation. UPC Belgium offers an expanded basic tier cable television, and also distributes three premium channels, two in Brussels and one in Leuven, which are provided by Canal+. As UPC Belgium upgrades additional portions of its network to full two-way capability, it plans to introduce impulse pay-per-view in Brussels, which was implemented in Leuven in November 1999. UPC Belgium began offering internet access services in September 1997 and introduced the CHELLO BROADBAND service in early 1999.

    FRANCE: UPC FRANCE. We have been constructing and operating cable television systems in France since 1996. During 1999, we acquired several additional major cable television systems and UPC France is now one of the largest cable television providers in France. UPC France's initial system constructed its network with technology and capacity that enabled it to offer integrated video, voice and internet services. We are continuing to upgrade the networks of our recently acquired French systems to be able to offer cable telephone and internet services in these systems as well. UPC France's major operations are located in suburban Paris, the Marne-la-Vallee area east of Paris, Lyon and in other towns and cities throughout France. We currently own 92% of UPC France.

    Most of our French systems offer various tiers of cable television service. To increase its average monthly revenue per subscriber, UPC France began offering pay-per-view services in May 1998. We are expanding these revenue-generating services across our recently acquired systems. In addition UPC France soft launched a digital video product in 2000.

    In June 1998, UPC France obtained a 15-year telephone and network operator license for an area that includes 1.5 million homes in the eastern suburbs of Paris. UPC France began offering telephone services in its exisiting cable television franchise area in March 1999 and has continued to roll-out telephone services in 2000 in suburban Lyon and Limoges.

    UPC France launched CHELLO BROADBAND'S internet access services over the upgraded portions of its network in 1999. One of our recently acquired systems began offering internet services at the end of 1997. We launched CHELLO BROADBAND'S internet access service in our systems in the suburban Lyon and Limoges areas in the second quarter of 2000.

    GERMANY: UPC GERMANY. In October 2000, our 51% owned subsidiary, UPC Germany, acquired EWT/TSS, the fourth largest independent German broadband cable operator. EWT/TSS has cable operations through-out Germany, with the greatest concentration in Nordrhein-Westfalen, Berlin/ Brandenberg and Sachsen/Thueringen. EWT/TSS is the second largest cable provider in Berlin, and has introduced cable telephone services in Berlin on a trial basis.

    We also own approximately 25% of PrimaCom AG ("PrimaCom"), which owns and operates cable television networks in Germany. PrimaCom's footprint shares a significant geographic overlap with EWT/TSS.

    On March 29, 2001, we announced an agreement with PrimaCom to merge our German assets with those of PrimaCom.

    In the fourth quarter of 2000, we entered into agreements with a subsidiary of Deutsche Bank, providing us with a call option to acquire 530,000 subscribers, on a consolidated basis, and certain associated assets of TeleColumbus and SMATcom in the regions of Berlin/Brandenburg, Sachsen/ Thueringen and Rheinland-Pfalz/Saarland. The option expires August 31, 2001.

    THE NETHERLANDS: UPC NEDERLAND. Our Dutch systems are our largest group of cable television systems. We have had operations in the Netherlands since we were formed in 1995, but substantially all of our operations in the Netherlands have come from acquisitions. We began upgrading a portion of our Dutch networks in 1997 and as of December 31, 2000, 82% of our network was fully upgraded. As our subscribers are located in large clusters, including the major cities of Amsterdam, Rotterdam, and Eindhoven, we have constructed a national fiber backbone to interconnect these region-wide networks. In addition to cable television services, UPC Nederland offers internet and telephone services over its upgraded network.

    As a result of the high penetration in our Dutch systems and the rate regulation of the basic tier in many of UPC Nederland's franchise areas, we have focused our efforts on increasing revenue per subscriber in these systems through the introduction of new video, telephone and internet services. Many of our Dutch systems have offered an expanded basic tier since late 1996 through the introduction of an analogue decoder. We initially launched impulse pay-per-view services in April 1997. In the fourth quarter of 2000, we commenced the soft roll-out of digital video services in Amsterdam and Rotterdam.

    Our Amsterdam system launched its cable telephone service in July 1997. UPC Nederland launched PRIORITY TELECOM cable telephone service in many other parts of its network in May 1999. In some of our recently acquired systems, we launched cable telephone services in 2000.

    Some of our Dutch systems had internet access services as early as 1997. We launched CHELLO BROADBAND'S internet/data services in UPC Nederland's existing systems in early 1999. In 2000, we launched CHELLO BROADBAND in Rotterdam.

    During 2000, we continued to integrate our recent Dutch acquisitions. We began the process of rationalizing the 11 legacy billing systems and 4 call centers inherited from our Dutch acquisitions. We expect to achieve additional cost savings in 2001 through continuing rationalization of operating activities.

    NORWAY: UPC NORGE. UPC Norge is Norway's largest cable television operator. UPC Norge's main network is located in Oslo and its other systems are located primarily in the southeast and along the southwestern coast. UPC Norge has been upgrading its network to two-way capacity since 1998.

    UPC Norge offers cable television subscribers four tiers of video services. Our goals for UPC Norge's cable television business are to continue to increase its penetration rate, to improve its revenue per subscriber generally by providing additional programming and services and to increase average revenue per subscriber in systems in which expanded basic tiers are more recent additions.

    UPC Norge introduced PRIORITY TELECOM'S cable telephone service in April 1999 in the upgraded portions of its network. UPC Norge launched an internet access service in March 1998 and introduced CHELLO BROADBAND service in June 1999. We have migrated all of UPC Norge's existing internet access subscribers to CHELLO BROADBAND.

    SWEDEN: UPC SWEDEN. In July 1999, we acquired Stjarn, which has been renamed UPC Sweden. UPC Sweden operates cable television systems servicing the greater Stockholm area, currently offering six tiers of programming. Upon upgrade of its network, UPC Sweden plans to offer additional tiers of programming. UPC Sweden launched internet services in one area of the City of Stockholm in April 1999 and introduced CHELLO BROADBAND service in November 1999.

    UPC Sweden leases the fiber optic cables it uses to link to its main headend under agreements with Stokab, a city-controlled entity with exclusive rights to lay ducts for cables for communications or broadcast services in the City of Stockholm. The main part of the leased ducting and fiber optic cables is covered by an agreement, which expires in January 2019. Additional fiber optic cables are leased under several short-term agreements, most of which have three year terms but some of which have ten year terms.

CENTRAL AND EASTERN EUROPE

    CZECH REPUBLIC: UPC CESKA REPUBLIKA A.S. Our Czech Republic subsidiary provides cable television services in the cities of Prague and Brno, the Czech Republic's second largest city. In October 1999, we acquired 94.6% of Kabel Plus, the leading provider of cable television services in the Czech Republic. In late 2000, we acquired DattelKabel, a Prague-based cable television operator.

    We offer a number of tiers of programming services in the Czech Republic. We launched DTH service during the third quarter of 2000, leveraging our existing DTH platform in Poland. We are considering launching telephone and internet services in 2002, once the market has been deregulated for telephone services.

    HUNGARY: UPC MAGYARORSZAG. We have owned and operated systems in Hungary for nearly a decade. In June 1998, we combined our Hungarian operations with Kabeltel, Hungary's then second largest operator of cable television systems, creating Telekabel Hungary, in which we retained a 79.25% interest. In February 2000, we acquired the 20.75% of Telekabel Hungary which we did not already own.

    We are rebuilding our Budapest network to be able to provide new services. We launched DTH service in the third quarter of 2000, leveraging of our existing DTH platform in Poland. In the fourth quarter of 2000, UPC Magyarorszag launched internet services.

    Monor, one of our Hungarian operating companies, has offered traditional switched telephone services since December 1994. Through 2002, Monor has the exclusive, local-loop telephone concession for the region of Monor. We have an economic ownership interest in Monor of approximately 98.9%.

    POLAND: UPC POLSKA. In August 1999 we acquired @Entertainment, Inc., now called UPC Polska, which owns and operates the largest cable television system in Poland. UPC Polska's subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. In addition, UPC Polska has a DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area.

    UPC Polska offers cable subscribers two tiers of service. Some areas are offered a package of up to 70 channels. UPC Polska's DTH subscribers currently receive UPC Polska's Wizja TV programming, which consists of approximately 25 channels. For an additional monthly charge, certain of the company's cable networks currently offer two premium television services-the HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) and Wizja Sport, a Polish-language premium sports channel.

    UPC Polska launched CHELLO BROADBAND internet service in the fourth quarter of 2000.

    UPC Polska has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with TPSA (the Polish national telephone company) which permit UPC Polska to use TPSA's infrastructure for an indefinite period or, in some instances, for fixed periods up to 20 years. Over 80% of UPC Polska's cable television plant has been constructed using pre-existing conduits from TPSA. A substantial portion of these contracts permits termination by TPSA without penalty upon breaches of specified regulations. Any termination by TPSA of such contracts could result in UPC Polska losing its permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. In addition, some conduit agreements with TPSA provide that cables can be installed in the ducts only for the use of cable television. If UPC Polska uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

    UPC Polska's DTH service is encoded and transmitted, or "uplinked," from its Maidstone, U.K. facility to geosynchronous satellites that receive, convert and amplify the digital signals and retransmit them to earth in a manner that allows individual subscribers to receive and be billed for the particular programming services to which they subscribe. UPC Polska has an eight-year contract with British Telecommunications for the provision and maintenance of its uplink equipment at Maidstone and leases transponders on Astra satellites under a 10-year contract.

    ROMANIA. Since 1993, when we first entered the Romanian market, we have widened our customer base through acquisition and marketing activities in conjunction with build out. We recently entered into a joint venture with the owners of two Romanian cable television companies (collectively, "AST") to which our and AST's Romanian assets were contributed. We hold a 70% interest in the joint venture and the former owners of AST hold the remaining 30%. Our Romanian systems offer subscribers two or three different tiers of programming.

    SLOVAK REPUBLIC: UPC SLOVENSKO. We entered the Slovak market in 1995 and in June 1999 we completed the acquisition of additional cable systems in Bratislava, the capital of the Slovak Republic, and several other cities. This acquisition made us the largest cable operator in the Slovak Republic. We offer subscribers three tiers of cable television service. In the fourth quarter of 2000, we launched DTH service in the Slovak Republic, leveraging our existing DTH platform in Poland. We are considering the launch of telephone and internet services as regulation permits.

UPC MEDIA OVERVIEW

    We have recently formed a new division, UPC Media, combining our internet and programming businesses. Due to the convergence of various media forms, we believe these businesses will operate more efficiently if combined. UPC Media will focus on four key areas: (i) CHELLO BROADBAND internet access;
(ii) interactive services; (iii) transaction television and (iv) pay television.

CHELLO BROADBAND

    In March 1998, we formed CHELLO BROADBAND for the purpose of developing a global broadband internet operation. CHELLO BROADBAND provides access to the gateway for our operating companies and non-affiliates, as well as content through the CHELLO portal. CHELLO BROADBAND was initially launched by certain of our operating companies in March 1999, and at December 31, 2000, it had approximately 338,000 subscribers, including 13,200 non-UPC affiliates.

    CHELLO BROADBAND has long-term agreements for the distribution of internet services to residential and business customers using cable television and fixed wireless infrastructure of local operators, including our companies and those of United, covering 16.7 million homes in Europe and Latin America. CHELLO BROADBAND currently provides its services through our subsidiaries in Austria, Belgium, France, the Netherlands, Norway, Sweden, Hungary and Poland, and through United's operating companies in Chile. CHELLO BROADBAND's agreements with our affiliates cover all the homes in their territory. Therefore as the affiliates' networks expand, other than through acquisitions, CHELLO BROADBAND's exclusive rights to distribute its services will expand as well. In addition, CHELLO BROADBAND has a license agreement with Austar in Australia, under which Austar is allowed to use the CHELLO BROADBAND product.

    CHELLO BROADBAND provides our affiliates and non-affiliated local operators with high speed connectivity, caching, local language broadband portals, and marketing support for a fee based upon percentage of subscription and installation revenue through a franchise agreement. In the future the franchise agreement further provides that the local operator will receive a percentage of the revenue from CHELLO BROADBAND e-commerce and advertising.

    The primary components of CHELLO BROADBAND'S network are its network operations center, its backbone infrastructure named AORTA, and its master and regional data centers. AORTA allows internet traffic to be routed or rerouted if parts of the network are congested or impaired. The core of AORTA connects Amsterdam, Stockholm, Vienna, Paris, Brussels and London. In addition, Oslo and New York are part of the AORTA network. CHELLO BROADBAND uses its network operations center to monitor the quality of services. From this center in Amsterdam, which operates 24 hours per day, 7 days per week, CHELLO BROADBAND can manage AORTA, regional data centers, regional networks, headend facilities, servers and other components of the network infrastructure. During 2001, CHELLO

BROADBAND plans to introduce bandwidth monitoring tools in conjunction with UPC Distribution, which are critical for effective network cost control. In addition, CHELLO BROADBAND plans to launch a "chello plus" product for heavy users.

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

INTERACTIVE SERVICES

    We expect the development of interactive services to play a vital role in our digital product. Our interactive services group within UPC Media is responsible for core digital products, such as electronic program guide ("EPG"), walled garden, tv email, pc and tv portal and eTV iTV applications such as enhanced news and on-screen betting. The technical platform launch, which will allow us to commence with the offering of interactive service for both the Netherlands and Austria, is nearing completion.

    Interactive services will also be responsible for continued development of the CHELLO portal. Our strategy is to initially create a "thin portal" internally, and then work with strong partners to develop deep content. To date CHELLO BROADBAND has developed nine local language portals. Each of these portals brings together locally relevant content with broadband content and is managed and supported locally by a CHELLO BROADBAND office. CHELLO BROADBAND plans to offer an expanding variety of multimedia programming, e-commerce and services specifically designed to take advantage of the speed and versatility provided by broadband access.

TRANSACTIONAL TELEVISION

    Transactional television, consisting of NVOD and video on demand ("VOD") is another core component of our digital services. Our current digital product in the Netherlands includes 36 channels of NVOD. We plan to launch NVOD in Austria in 2001, followed by France in 2002. VOD will provide a broad product offering, including much more than movies-events, local drama, music, kids, subscriptions and other.

PAY TELEVISION

    The core of UPC Media's existing pay television business is the eight-channel thematic bouquet launched by UPCtv beginning in May 1999. The channels were created by acquiring content from third parties. The channels include various genres, such as Extreme Sports Channel, Expo Film1, Avante, Sport1, Club, Reality TV, and Innergy and are distributed from the digital media center ("DMC") throughout Europe. We distribute these channels to entities that are not affiliated with us and in countries where we do not currently operate. We currently have over 20 non-UPC distribution contracts. We have already reached agreement to distribute one or more of our channels to non-affiliated systems in Germany, Sweden, The Netherlands, Israel and Turkey.

    In October 2000, we officially opened the DMC in Amsterdam. The DMC is a state of the art production facility that provides UPCtv and other broadcasters with production and post-production playout and transmission facilities. The DMC combines the ability to produce high-quality, customized programming by integrating various video segments, language dubbing, sub-titling and special effects, with up and down-link facilities for delivery to customers.

    In addition, to the UPCtv channels, we have been involved in branded equity ventures for the development of country specific progamming, including:

    - an 80% interest in Tara TV, a company that produces an Irish thematic general entertainment channel for the United Kingdom market;

    - a 50% interest in Iberian Programming Services together with Disney, which produces a movie channel, a documentary channel, a children's channel and a music channel independently, as well as a history channel in a joint venture with A&E Networks for the Spanish and Portuguese markets;

    - a 50% interest in Xtra Music, which provides an 80 channel digital audio service by satellite in Europe in a joint venture with DMX;

    - a 10% interest in Cinenova, which produces a premium movie channel in the Netherlands and Belgium in a joint venture with Disney and Sony;

    - a 50% interest in MTV Networks Polska, a joint venture with MTV Networks Europe which produces and distributes two 24-hour music channels: MTV Polska, specifically targeted at the Polish marketplace and VH1 Polska; and

    - a 20% interest in ATV, which produces a general entertainment channel for the Austrian market.

    In addition, we also have a strategic investment of approximately 23.5% of SBS Broadcasting SA, which creates, acquires, packages and distributes programming and other media content in many of our territories and elsewhere in Europe via commercial general entertainment television channels, radio stations and the internet.

PRIORITY TELECOM OVERVIEW

    Our existing network infrastructure and facilities provide opportunity for cost-effective access to potential business telephone and data customers. In 1998, we founded PRIORITY TELECOM for the purpose of providing telephone services to customers passed by our upgraded networks. In addition we created Priority Wireless as an outreach technology to reach additional customers. Due to the potential value of our business customers, we decided to spin-off the business telephone and data customers of our local systems into a separate company as PRIORITY TELECOM, which is now positioned to become our European solutions provider for the business market. We expect to complete the spin-off process by the third quarter of 2001. Through PRIORITY TELECOM, our CLEC business is currently operating in 12 cities in 5 European countries.

    In November 2000, PRIORITY TELECOM acquired Cignal Global Communications ("Cignal"), a global carriers' carrier. PRIORITY TELECOM acquired 100% of Cignal in exchange for a 16.0% interest in its shares.

    In addition to basic telephony services, PRIORITY TELECOM is developing a product portfolio towards advanced telecoms/IT solutions, including VOIP, advanced hosting services, IP-virtual private network ("IP-VPN") services and Application Service Provider ("ASP") enabling services. Management believes this process is necessary to anticipate and meet changing business customer requirements.

    We expect PRIORITY TELECOM to be able to leverage substantially from our operating companies existing infrastructure, allowing for efficient, cost-effective growth. For operations within our affiliates network areas, PRIORITY TELECOM'S network will consist of 12 metropolitan area fiber networks ("MANs") and national and international long distance networks. Contrary to "regular" CLEC built networks, which target a selected business area only, PRIORITY TELECOM'S MAN based on our network, will be a denser "general-purpose" built network. This creates strategic advantages for PRIORITY TELECOM since it can, for instance, serve the headquarters of a large bank in Amsterdam, and also serve their branch offices across the city with on-net solutions. In addition, the dense network enables PRIORITY TELECOM to execute a "smart build" strategy. It allows "regular" CLEC extensions to the current footprint and addition of local tails for limited capital expenditure with a short execution time. In addition, PRIORITY TELECOM obtained a pan-European backbone network, providing connectivity to its 14 target cities through its merger with Cignal.

    We are in the process of completing the spin-off of our business CLEC services. PRIORITY TELECOM'S MANs and national networks will be based on 25-year indefeasible rights of use ("IRUs"). As part of the agreements, PRIORITY TELECOM will pay an annual administration, operations and maintenance fee to our affiliates, as well as entering into service agreements. PRIORITY TELECOM will also receive access to local tail circuits connecting the business premises to the MANs.

    Our affiliates have also agreed to provide certain services relating to PRIORITY TELECOM'S operations through outsourcing contracts. Services include the maintenance, upgrade and configuration of network termination devices, network operations center management, network management services, fault resolution for the local SDH and HFC infrastructure, and certain OSS functions.

    In the provision of CLEC services, PRIORITY TELECOM faces competition from the incumbent telecommunications operator in each country and other CLEC operators. Certain of these operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services.

                               OTHER INFORMATION

EMPLOYEES

    As of December 31, 2000, we, together with our consolidated subsidiaries, had approximately 11,385 employees. Certain of our operating subsidiaries, including our Austrian, Dutch and Norwegian systems, are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are generally good.

                                   REGULATION

    Our distribution, video, telephone and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in our Western European markets is harmonized under the regulatory structure of the European Union ("EU"). Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, limit our revenues, and limit the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnection obligations, open-network provision obligations and restrictions on content we deliver, including content provided by third parties. Failure to comply with current or future regulation could expose us to various penalties.

    In general, the regulatory environment in the EU countries in which we operate is to an increasing degree shaped by the EU framework. Since January 1, 1998, EU directives have set out a framework for telecoms regulation which all Member States must follow. Regular implementation reports from the European Commission assess the compliance of Member States with the various requirements of the directives. In addition, the Commission has taken action to enforce compliance on Member States. The EU is taking steps to substantially increase the level of harmonisation across the whole range of communications and broadcasting services from January 1, 2003. In addition, all EU legislation is required to be implemented in those countries seeking EU membership before they accede to the EU. Thus, EU rules have a strong influence/foreshadowing effect in almost all UPC's countries of operation.

    Set forth below is an overview of the types of regulation that affect our various businesses, as well as a summary of the regulatory environment in the EU and certain countries in which we operate a significant proportion of our major systems.

EUROPEAN UNION

    Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements directives issued by the EC Commission and other EU bodies. Although not an EU Member State, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles on the same timetable as EU member states. The Czech Republic, Hungary, Malta, Poland, Romania and the Slovak Republic, which are in the process of negotiations of their membership into the EU, started adjusting their regulatory system to EU requirements. As a result, most of the markets in which we operate have been significantly affected by regulation initiated at the EU level.

    On July 12, 2000 the European Commission proposed a suite of new directives which, if implemented by the European Parliament and European Council would revise the regulatory regime concerning communications services across the EU. The proposed regulatory framework would attempt, among other things, to decrease national variations in regulations and licensing systems and further increase market competition. These policies would seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. The European Commission is also proposing to use general competition laws rather than regulation to prevent dominant carriers from abusing their market power. Specifically, the various provisions of the proposed directives would; extend the protection of personal data and privacy rules to data services and internet connections; define universal service goals and user rights policies; require several measures for consumer protection, including number portability and the establishment of a European emergency number; and require that, except in cases of limited resources such as the licensing of spectrum rights, national regulatory agencies issue general authorizations in place of individual operator licenses. These directives are expected to be adopted in some form or other in 2001 or 2002 and come into force in the Member States on January 1, 2003.

    CONDITIONAL ACCESS FOR VIDEO SERVICES. EU member states regulate the offering of conditional access systems, such as set-top computers used for the expanded basic tier services offered by many of our operating companies. Providers of such conditional access systems are required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters.

    SEPARATION OF VIDEO AND TELEPHONE OPERATIONS. In June 1999, the European Commission adopted a directive requiring member states to enact legislation directing certain telecommunications operators to separate their cable television and telecommunications operations into distinct legal entities. This directive is intended to aid the development of the cable television sector and to encourage competition and innovation in local telecommunications and high speed internet access. The directive includes competition safeguards to deter anticompetitive cross-subsidies or discrimination by incumbent telecommunications operators as they enter into cable television or broadband services.

    TELEPHONE INTERCONNECTION. An EU directive sets forth the general framework for interconnection, including general obligations for telecommunications operators to allow interconnection with their networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis. Public telecommunications network operators with significant market power (which, although it may vary, is generally presumed when an operator has 25% or more of the relevant market) are subject to additional obligations. They must offer interconnection without discriminating between operators that offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection and carriage of telephone traffic. The directive also contains provisions on collocation of facilities, number portability with certain exceptions, supplementary charges to contribute to the costs of universal service obligations and other interconnection standards. As a result, if the principles in the directive are fully applied, our operating companies in the EU and Norway should be able to interconnect with the public fixed network and other major telecommunications networks on reasonable terms in order to provide their services.

    TELEPHONE LICENSING. EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization which is conditional upon "essential requirements," such as the security and integrity of the network's operation. Licensing conditions and procedures must be objective, transparent and non-discriminatory. In addition, telecommunications operators with significant market power may be required by member states to hold individual licenses carrying more burdensome conditions than the authorizations held by other providers. License fees can only include administrative costs except in the case of scarce resources where additional fees are allowed.

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

    Member states are required to permit a satellite broadcaster to obtain the necessary copyright license for its programs in just one country (generally, the country in which the broadcaster is established), rather than obtaining copyright licenses in each country in which the broadcast is received.

    INTERNET ACCESS SERVICES In the Netherlands there are debates ongoing on the question if, when and how third parties should be allowed access to cable networks given the high penetration of cable infrastructure in the Netherlands (exceeds 90%). In the summer of 2000, the Dutch government committed to produce a law on access to cable, in line with the EU framework, within two years. The early stages of consultation on this law are now ongoing. In addition, in March of 2001, OPTA, the Dutch communications regulator, and the NMa the Dutch competition authority, published a joint consultation paper regarding access to cable networks. It is likely that the findings of this consultation will influence the ongoing legislative process. There can be no certainty at the moment as to the final form of any such law, if passed, nor of the way in which it will be implemented by the regulatory authorities should it come into force. We expect debate on this issue at national and European level to continue for some time. Furthermore, it is unclear which economic model would support such access, especially given the early stage of the introduction of internet services on cable networks in the Netherlands and the small market share internet access via cable has in the overall internet access market.

DISTRIBUTION INFRASTRUCTURE AND VIDEO BUSINESS

    LICENSES. Our operating companies are generally required to either obtain licenses, permits or other governmental authorizations from, or notify or register with, relevant local or regulatory authorities to own and operate their respective distribution systems. Generally, these licenses are non-exclusive. In many countries, licenses are granted for a specified number of years. For example, most of the licenses of our Israeli system expire in 2002 and we will seek renewal.

    In some countries, including Austria, France and Israel, we pay annual franchise fees based on the amount of our revenues. In other countries, the fee consists of a payment upon initial application and/or nominal annual payments.

    Broadcasters such as SBS and our Polish direct-to-home video service operate pursuant to licenses granted by national or local regulatory authorities that allow use of certain radio frequencies in a specified geographic area, generally for a limited duration but which can be renewed. Broadcasters operate subject to various regulatory conditions, such as limitations on advertising, program content, program sponsorship and ownership.

    VIDEO "MUST CARRY" REQUIREMENTS. In most countries where we provide video and radio services, we are required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. The EU requires that a certain percentage of the programming be produced by independent producers and limits the percentage of non-EU programming. Certain countries have adopted additional programming requirements. For example, in France various laws restrict the content of programming we are allowed to offer and in parts of Belgium we must seek authorisation for distribution of non-EU programming. In Israel, cable television providers must obtain an authorisation from the relevant regulatory authority to add or remove channels from their cable programming offerings and must spend at least 15% of their programming expenses on local programming.

    PRICING RESTRICTIONS. Local or national regulatory authorities in many countries where we provide video services also impose pricing restrictions. Generally, basic tier price increases must be approved by the relevant local or national authority. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices.

TELEPHONE BUSINESS

    The liberalization of the telecommunications market in much of Europe allowed new entrants like us to enter the telephone services market. The regulatory situation in most of the Eastern European markets in which we operate and in Israel currently precludes us from offering traditional switched telephone services.

    Generally, our operating companies are required to obtain licenses to offer telephone services, although, in some countries, we need only register with the appropriate regulatory authority. Our operating companies have, to date, generally not been subject to telephone rate regulation but would become subject to such regulation in a number of jurisdictions if they are deemed to hold significant market power, typically defined as at least 25% market share in a relevant market. In some countries, we must notify the regulatory authority of our tariff structure and any subsequent price increases.

    Incumbent telephone providers in each EU market are required to offer new entrants into the telephone market interconnection with their networks. Interconnection must be offered on a non-discriminatory basis and in accordance with certain principles set forth in the relevant EU directive, including cost-based pricing.

CONTENT BUSINESS

    INTERNET/DATA. Our CHELLO BROADBAND subsidiary and most of our operating companies must comply with both EU regulation and with relevant domestic law in the provision of internet access services and on-line content. In several countries, including Norway and France, the provision of internet/data services does not require any sort of license or notification to a regulatory body. Other countries, including Austria, Belgium and the Netherlands, require that providers of these services register with or notify the relevant regulatory authority of the services they provide and, in some cases, the prices charged to subscribers for such services.

    Our operating companies that provide internet services must comply with both internet-specific and general legislation concerning data protection, content provider liability and electronic commerce. As regulation in this area develops, it will likely have a significant impact on the provision of internet services by our operating companies. For example, in June 2000, the EU issued a directive establishing several principles for the regulation of e-commerce activities, including that companies providing network services or storage of information have limited obligations and liability for information transmitted by or stored on their systems.

    PROGRAMMING The Polish programming we produce and one of our UPCtv channels are licensed in the United Kingdom by the Independent Television Commission as satellite television services. Some of our UPCtv channels are licensed in the Netherlands. This programming is then retransmitted under the European Convention on Transfrontier Broadcasting.

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

    As we become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, we may face regulatory scrutiny as we continue to acquire new systems or expand operations. Regulators may prevent certain acquisitions or permit them only subject to certain conditions.

    In a number of non-EU jurisdictions where our operating companies have a significant market presence, we are subject to certain limitations. For example, in Hungary a single cable operator may not provide service to homes exceeding in the aggregate one-sixth of the Hungarian population. On November 8, 1999, the Israeli Restrictive Trade Practices Tribunal announced its determination that all Israeli cable television operating companies, including Tevel and Gvanim, were monopolies in their respective franchise areas in the field of supplying multi-channel pay television. Tevel and Gvanim intend to contest this declaration which would subject Tevel to the provisions of the Israeli Anti-trust law applicable to monopolies.

POLAND REGULATORY ISSUES

    In addition to many of the issues discussed above, Poland has certain foreign ownership restrictions. In Poland, cable television permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. Programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33% of the share capital, ownership interest and voting rights. The majority of the management and supervisory boards of any company holding a broadcasting license must be comprised of Polish citizens residing in Poland. We believe that the ownership structure of UPC Polska and its subsidiaries comply with Poland's regulatory restrictions on foreign ownership.

    Television operators, including cable and DTH operators, in Poland are subject to the provisions of the Polish Copyright Act. Recent legislation has increased the rights of authors in their copyrighted materials, which could lead to a significant increase of fees to be paid by television operators.

    There is pending in Poland a new Telecommunications Law which has been passed by the Polish Parliament and which, if signed by the President, is expected to come into force on January 1, 2001. If the new Telecommunications Law comes into effect in the current form only the operation of public telephone networks and the operation of public networks used for the broadcasting or distributing of radio and TV programs would require a telecommunications permit to be issued by the new regulatory authority, the Office of Telecommunications Regulation (``OTR"). Other types of telecommunications activities, such as data transmission and internet access services, would be subject to registration with the OTR.

    The new Telecommunications Law may affect UPC Polska's ability to obtain required radio frequencies allocations in case such frequencies would be assigned by way of public tenders. The pending new Telecommunications Law also contains provisions regarding the access to networks and infrastructure sharing, and eliminates foreign ownership restrictions with respect to the provision of cable television and domestic telecommunications services.

ITEM 2. PROPERTIES

    We lease our corporate offices in Amsterdam, along with administration offices in London. Our operating companies and subsidiaries generally lease their offices as well. We own small parcels of property in various countries that we use for our network equipment. In other countries, we have been able to obtain easements for this equipment and our cable network.

ITEM 3. LEGAL PROCEEDINGS

    We and our operating companies are not parties to any material legal proceedings. From time to time, we and our operating companies may become involved in litigation relating to claims arising out of its operations in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In March 2000, at an extraordinary general meeting of shareholders, the shareholders approved the amendment of our Articles of Association to (i) split each ordinary share A, priority share, preference share A and preference share B (as of December 31, 1999, with a nominal value of E2.00 each) into three shares with a nominal value of E1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of E0.02 each) into three shares with a nominal value of E0.01 each and (iii) pay up an amount of E145.2 million on account of our share premium reserve of the Company. All share and per share amounts have been retroactively restated to reflect the split from 3:1.

    On November 27, 2000, at an extraordinary meeting of our shareholders, the shareholders approved the amendment of our Articles of Association to enable us to issue preference shares A with a nominal value of E1.00 each.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our ordinary shares A trade on the Euronext Amsterdam N.V. ("Euronext Amsterdam") under the symbol "UPC" and ADSs representing ordinary shares A trade on the Nasdaq National Market ("Nasdaq") under the symbol "UPCOY." Both began trading on February 12, 1999, at the time of our initial public offering. The following table shows the range of high and low sales prices reported on Euronext Amsterdam and Nasdaq:

                                                                   EURONEXT
                                                                   AMSTERDAM              NASDAQ
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
                                                                  (IN EUROS)          (IN US DOLLARS)
Year ended December 31, 2000:
  First Quarter.............................................   84.90      31.83      79.46      33.75
  Second Quarter............................................   52.00      17.89      49.63      16.75
  Third Quarter.............................................   34.50      21.63      32.00      17.94
  Fourth Quarter............................................   24.20       8.65      21.06       8.69

Year ended December 31, 1999:
  First Quarter (from February 12, 1999)....................   13.12       9.67      15.00      10.38
  Second Quarter............................................   21.33      11.67      22.33      12.96
  Third Quarter.............................................   23.50      17.02      23.67      18.54
  Fourth Quarter............................................   46.95      18.73      46.83      20.17

    As of March 21, 2001, there were approximately 39 registered holders of our ADS's. We generally do not know who the owners of our ordinary shares A are since they are held in bearer form.

    We have never paid cash dividends on our ordinary shares.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our audited consolidated financial statements, as restated to include Monor Communications Group, Inc., Tara Television Limited and Ibercom, Inc. for all periods in which their operations were part of United's consolidated results. On December 11, 1997, United acquired the 50% of us that it did not already own from Philips. As a result of this acquisition and the associated push-down of United's basis on December 11, 1997, the financial information for the years ended December 31, 2000, 1999 and 1998 is presented on a "post-acquisition" basis. We adopted the Euro as our reporting currency effective December 31, 1999. We have retroactively restated financial information for all periods presented using the exchange rate fixed on January 1, 1999 of E1.0 to 2.20371 Dutch Guilders. The data set forth below for us is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                UPC
                                -------------------------------------------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                -----------   -----------   -----------   -----------   -----------
                                          (IN THOUSANDS OF EUROS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Service and other revenue.....    1,000,825       447,501       185,582       153,040       111,257
Operating expense.............     (714,906)     (293,778)      (62,830)      (53,777)      (37,409)
Selling, general &
  administrative expense......     (569,121)     (466,260)     (218,587)      (54,030)      (36,836)
Depreciation and
  amortization................     (718,669)     (266,070)      (85,150)      (60,302)      (36,226)
                                -----------   -----------   -----------   -----------   -----------
Net operating income (loss)...   (1,001,871)     (578,607)     (180,985)      (15,069)          786
Interest income...............       44,345        20,104         3,357         2,955         1,251
Interest expense..............     (753,231)     (178,448)      (47,355)      (32,100)      (17,459)
Foreign exchange gain (loss)
  and other expense...........     (181,285)      (21,060)       (1,606)      (27,205)       (9,620)
                                -----------   -----------   -----------   -----------   -----------
Net income (loss) before
  income taxes and other
  items.......................   (1,892,042)     (758,011)     (226,589)      (71,419)      (25,042)
Share in results of affiliated
  companies, net..............     (116,690)      (29,760)      (28,962)      (11,552)      (13,936)
Minority interests in
  subsidiaries................       23,887         1,651           523            69        (1,002)
Income tax benefit
  (expense)...................       (3,930)        1,822          (551)          748          (231)
                                -----------   -----------   -----------   -----------   -----------
Net income (loss).............   (1,988,775)     (784,298)     (255,579)      (82,154)      (40,211)
                                ===========   ===========   ===========   ===========   ===========
Basic net loss attributable to
  common shareholders.........   (1,996,408)     (784,298)     (255,579)      (82,154)      (40,211)
Basic and diluted loss per
  ordinary share..............        (4.56)        (2.08)        (1.03)        (0.30)        (0.14)
                                ===========   ===========   ===========   ===========   ===========
Weighted-average number of
  ordinary shares
  outstanding.................  438,041,841   377,969,829   247,915,834   275,421,933   261,187,767
                                ===========   ===========   ===========   ===========   ===========

                                                                       UPC
                                             -------------------------------------------------------
                                                                  DECEMBER 31,
                                             -------------------------------------------------------
                                                2000        1999        1998       1997       1996
                                             ----------   ---------   --------   --------   --------
                                                             (IN THOUSANDS OF EUROS)
SELECTED BALANCE SHEET DATA:
Non-restricted cash and cash equivalents...   1,590,230   1,025,460    13,419     45,443     19,807
Other current assets.......................     530,357     311,202    61,735     38,762     37,784
Investments in affiliated companies........     685,288     242,847   223,737    187,706    118,195
Property, plant and equipment..............   3,581,539   1,908,414   273,628    220,075    188,768
Intangible assets..........................   5,119,892   2,611,413   308,585    313,129    122,705
Other non-current assets...................     295,065     702,936    57,213     64,194      1,259
                                             ----------   ---------   -------    -------    -------
  Total assets.............................  11,802,371   6,802,272   938,317    869,309    488,518
                                             ==========   =========   =======    =======    =======

Short-term debt............................      69,692     213,532   159,664    116,855    204,152
Other current liabilities..................   1,263,107     565,207   110,956     84,150     54,748
Long-term debt.............................   8,078,269   3,903,410   533,078    438,397    125,153
Other non-current liabilities..............      46,801      88,028   156,510     26,377      5,317
                                             ----------   ---------   -------    -------    -------
  Total liabilities........................   9,457,869   4,770,177   960,208    665,779    389,370
                                             ==========   =========   =======    =======    =======
Minority interest in subsidiaries..........     831,132      11,895    11,768      3,955      2,067
                                             ==========   =========   =======    =======    =======
  Total shareholders' equity (deficit).....   1,513,370   2,020,200   (33,659)   199,575     97,081
                                             ==========   =========   =======    =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion, as well as the discussion in item 1, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to complete announced transactions and to manage and grow our newer telephone, digital and internet/ data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the years ended December 31, 2000, December 31, 1999 and December 31, 1998, as restated to include Monor Communications Group, Inc., Tara Television Limited, and Ibercom, Inc. for all periods in which their operations were part of United's consolidated results, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

                                  INTRODUCTION

    We own and operate broadband communications networks or services in 17 countries in Europe and in Israel. Our operations are organized into three principal divisions. UPC Distribution, which comprises our local operating systems, delivers video, telephone and internet services to our residential customers. UPC Media comprises our internet access and converging internet content and programming businesses, which provide their products and services to us, as well as to third parties. PRIORITY TELECOM brand is used for our residential, WLL and CLEC businesses. We are in the process of spinning-off PRIORITY TELECOM CLEC, which will target the business market, and is our third principal division. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephone, internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. We plan to achieve this goal by increasing the penetration of our new services, such as digital video, telephone and internet, primarily within our existing customer base.

    Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures.

    The following table summarizes our larger acquisitions during 1999 and 2000.

                                  INTEREST                                                               PURCHASE
OPERATING COMPANIES               ACQUIRED           LOCATION                 CLOSING DATE                PRICE
-------------------               --------   ------------------------   -------------------------   ------------------
                                                                                                    (MILLIONS OF EURO)
UTH(1)..........................    49.0%    The Netherlands                       February 1999            235.1
Gelrevision.....................     100%    The Netherlands                           June 1999            106.1
SBS.............................    13.3%    pan-European                       July/August 1999             93.0
                                    10.2%    pan-European                          February 2000            162.5
Stjarn..........................     100%    Sweden                                    July 1999            371.1
Videopole.......................     100%    France                                  August 1999            126.8
Time Warner Cable France........     100%    France                                  August 1999             80.3
@Entertainment..................     100%    Poland                                  August 1999            750.7
A2000(2)........................    50.0%    The Netherlands                      September 1999            214.0(4)
Kabel Plus......................    94.6%    Czech/Slovak Republics                 October 1999            141.9
Primacom AG.....................    25.0%    Germany                    December 1999-March 2000            344.2
Intercomm.......................     100%    France                                February 2000            100.0
Tebecai.........................     100%    The Netherlands                       February 2000             62.2
ElTele stfold/Vestfold..........     100%    Norway                                   March 2000             39.3
Kabel Haarlem B.V...............     100%    The Netherlands                          March 2000             62.2
Eneco K&T Group.................     100%    The Netherlands                          March 2000          1,046.3(4)
UPC Magyarorszag(3).............   20.75%    Hungary                                  March 2000             63.9
DattelKabel.....................     100%    Czech Republic                            July 2000             24.5
EWT/TSS Group(5)................     100%    Germany                                October 2000            953.4
Cignal Global
  Communications(6).............     100%    pan-European                          November 2000            235.7

------------------------------

(1) We acquired the 49% of UTH which we did not already own.

(2) We acquired the 50% of A2000 which we did not already own.

(3) We acquired the 20.75% of UPC Magyarorszag which we did not already own.

(4) Including acquisition of loans to former shareholder.

(5) We acquired 100% of EWT/TSS through our 51% owned subsidiary UPC Germany for a preliminary purchase price of 238.4 million in cash and 49% of UPC Germany.

(6) We acquired 100% of Cignal Global Communications in exchange for a 16% interest in our subsidiary Priority Telecom in a stock-based deal.

SERVICES

    To date, our primary source of revenue has been analog video entertainment services to residential customers. We believe that an increasing percentage of our future revenues will come from telephone, internet and digital video services within the residential market, as well as expanding to the business customer. Within a decade, analog video services could account for half of our total revenue, as our other services increase. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Our capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect. The introduction of telephone services and internet services had a significant negative impact on Adjusted EBITDA during 2000 and 1999. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against the incumbent operator. This negative impact is expected to decline. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur. We believe that our new services will continue to have a negative impact on Adjusted EBITDA due to the one-time costs associated with obtaining customers.

    UPC DISTRIBUTION-VIDEO. We currently offer our subscribers some of the most advanced analog video services available today and a large choice of radio programs. In many systems, for example, we have introduced impulse pay-per-view services, which enable subscribers to our expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control. We plan to continue to improve our expanded basic tier offerings by adding new channels and, where possible, migrating popular commercial channels into an expanded basic tier service. Generally, basic tier pricing is regulated while the expanded basic tier is not specifically price-regulated, although it will be subject to the general rules of competition law. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings.

    The increased channel capacity provided by digitalization will enable us to offer subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization will allow us to provide value added services such as digital music, walled garden, interactive television games and basic e-mail functionality. The increased channel capacity provided by digitalization will enable subscribers to customize their subscriptions for our products and services to suit their lifestyles and personal interests. We also intend to provide our subscribers with customizable programming guides that would enable them to program their favorite channels and also allow parents to restrict their children's viewing habits.

    UPC DISTRIBUTION-VOICE. We provide local national and international long distance voice telephony services to residential customers. Our operating systems offer a full complement of telephony services to residential customers, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

    UPC DISTRIBUTION-INTERNET. We operate our internet business locally through our operating companies. Our local operating companies provide subscribers with high-speed internet access via their cable modem. We provide subscribers cable-based internet access that is always-on for a flat fee. In 2001, we plan to introduce network monitoring tools. These tools will allow us to comprehensively monitor our stated fair-use policy, as well as allow us to offer more sophisticated products for heavy users.

    UPC MEDIA. We recently combined the management of our internet access and content group, CHELLO BROADBAND, and our programming business led by UPCtv, to form a new division, UPC Media. In addition to internet access and pay television, UPC Media will develop interactive services and transactional tv for our digital product.

    CHELLO BROADBAND provides our local operating companies and non-affiliated local operators with access to the internet gateway and additional services, such as high speed connectivity, caching, local language broadband portals, and marketing support, through franchise agreements. During 1999 and 2000, substantially all of CHELLO's revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to increase non-affiliated revenue through the CHELLO BROADBAND service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets.

    Interactive services plans to deploy products which support our planned digital roll-out across Europe, including broadband portal services, interactive/enhanced television, walled garden e-commerce and entertainment. Transactional television services include NVOD and VOD services for our affiliates and non-affiliates. UPCtv has developed and launched eight pay-per-view channels of various genres since May 1999. We have constructed a pan-European digital distribution platform designed for the state of the art production and the digital distribution of our new channels and other signals to our upgraded networks. During 1999 and 2000, substantially all of our programming businesses' revenues were subscription-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the media group's service in future years. We cannot predict whether our products and services, will become accepted or profitable in these markets. We believe these businesses will become increasingly inter-dependent and overlapping.

    PRIORITY TELECOM. PRIORITY TELECOM offers telephony services to business customers. Services are varying per country, covering the range of voice, data, IP and hosting. In the course of 2000 PRIORITY TELECOM brought together a separate management team responsible for the provisioning of these services to CLEC customers.

PRICING

    UPC DISTRIBUTION-VIDEO. We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming. For our digital set-top computer, we anticipate collecting a customer deposit as security.

    UPC DISTRIBUTION-VOICE. Revenue from residential telephone services usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve high-growth from early market entry, we price our telephony service at a discount compared to services offered by incumbent telecommunications operators. Initially, we will also waive or substantially discount installation fees.

    UPC DISTRIBUTION-INTERNET. To date, virtually all of our revenues have been derived from monthly subscription fees. Most local operators have chosen to waive installation charges although in most instances we collect a customer deposit. In the future, we expect to generate revenues from advertising and e-commerce as we develop our portals and our digital set-top computer services. Currently, our services are offered to residential subscribers at flat subscription fees up to E40 per month, excluding VAT. Following the introduction of bandwidth monitoring tools, we anticipate charging tiered pricing levels which more accurately reflect the individual consumption of bandwidth. For business subscribers to services other than our standard broadband internet access services, we generally agree the pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

    UPC MEDIA. CHELLO BROADBAND provides internet access and other services for a fee based upon a percentage of subscription revenue. For our programming channels, including our UPCtv and some Wizja TV channels, we charge cable operators on a per-subscriber basis. Charges for transactional tv are per transaction.

    PRIORITY TELECOM. Pricing may differ per type of service rendered. Revenue from voice services usually consist of a flat monthly fee plus a usage based charge. Data, IP and hosting services are typically billed flat by month.

COSTS OF OPERATIONS

    UPC DISTRIBUTION-VIDEO. Direct operating costs include the costs of programming, which are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotatiated by cable associations. Indirect operating costs include franchise fees and operating expenses necessary to provide service to the subscriber. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other operating expenses include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

    UPC DISTRIBUTION-VOICE. Operating costs include interconnection costs, number portability fees, network operations, customer operations and customer care. Interconnection costs are variable based upon usage as determined through negotiated interconnection agreements. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

    UPC DISTRIBUTION-INTERNET. Direct operating costs for our local operating companies include the franchise fee paid to CHELLO BROADBAND for internet access. Indirect operating costs include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

    UPC MEDIA. Operating costs for CHELLO BROADBAND'S access consist primarily of leased-line and network related costs. Operating costs for our interactive television, transactional services and pay television groups within UPC Media include the costs of programming rights, portal design and development, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contracts commitments. Selling, general and administrative expenses include branding, marketing, personnel-related costs, legal and accounting, office facilities and other overhead costs.

    PRIORITY TELECOM

    Operating costs include costs of installation of our customers and costs of ownership and management of our part of the network. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

    The following table presents an overview of our revenue and Adjusted EBITDA by segment for the years ended December 31, 2000, 1999 and 1998.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000        1999        1998
                                                              ----------   ---------   ---------
                                                                   (IN THOUSANDS OF EUROS)
Revenue:
UPC Distribution
  Cable television..........................................    639,982     363,348     171,446
  Telephone.................................................    175,967      40,273         241
  Internet..................................................     83,931      25,055       4,295
  DTH.......................................................     58,448       7,728           -
                                                              ---------    --------     -------
                                                                958,328     436,404     175,982
PRIORITY TELECOM(1).........................................     27,876           -           -
CHELLO BROADBAND............................................     31,972       7,323           -
Programming.................................................     71,230      15,050         611
Corporate, IT and Other.....................................      8,933       7,455       8,989
Intercompany Eliminations...................................    (97,514)    (18,731)          -
                                                              ---------    --------     -------
                                                              1,000,825     447,501     185,582
                                                              =========    ========     =======
Adjusted EBITDA(2):
UPC Distribution
  Cable tv..................................................    235,969     116,509      76,600
  Telephone.................................................    (92,214)    (36,663)     (3,654)
  Internet..................................................    (58,646)    (17,989)     (4,087)
  DTH.......................................................    (19,455)    (26,465)          -
                                                              ---------    --------     -------
                                                                 65,654      35,392      68,859
PRIORITY TELECOM(1).........................................    (50,881)     (5,436)     (1,595)
CHELLO BROADBAND............................................   (126,523)    (58,278)     (7,194)
Programming.................................................   (116,417)    (50,100)     (4,570)
Corporate, IT and Other.....................................   (135,030)    (41,405)     (4,933)
                                                              ---------    --------     -------
                                                               (363,197)   (119,827)     50,567
                                                              =========    ========     =======

------------------------

(1) The Company is in the process of finalizing the spin-off of certain CLEC-related activities from UPC Distribution. As this process is not yet finalized, the respective revenue and Adjusted EBITDA amounts are still presented as part of UPC Distribution.

(2) Adjusted EBITDA represents earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

RESULTS OF OPERATIONS-UPC DISTRIBUTION

    REVENUE

    During the year ended December 31, 2000, revenue from UPC Distribution increased 521.9 million to 958.3 million, from 436.4 million for the year ended December 31, 1999, a 119.6% increase. Of this increase, 276.6 million is from cable television, 135.7 million is from telephone, 58.9 million is from internet, and 50.7 million is from DTH. The increase in cable television revenue resulted primarily from our acquisitions in 2000 and 1999, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television revenue attributable to entities acquired in 2000 and 1999 totaled 249.9 million, or 90.3% of the total cable television increase. Of this increase, acquisitions in the Netherlands represent 40.8%, acquisitions in France represent 12.5%, the acquisition in Poland represents 21.8% and the acquisition in Sweden represents 9.9%. The increase in telephone revenue in 2000 attributable to acquisitions made during 1999 and 2000 totaled 69.6 million, or 51.2% of the total increase. Of this increase, acquisitions in the Netherlands represent 67.2% and the acquisition in Hungary represents 31.3%. The remaining increase in telephone revenue represents organic subscriber growth. During 2001, we will continue to spin-off UPC Distribution's CLEC business to PRIORITY TELECOM. The increase in internet revenue primarily relates to organic subscriber growth. The increase in DTH revenue is primarily due to our acquisition in Poland in August 1999.

    During the year ended December 31, 1999, revenue from UPC Distribution increased 260.4 million to 436.4 million, from 176.0 million for the year ended December 31, 1998. Of this increase, 191.9 million is from cable television,
40.1 million is from telephone, 20.8 million is from internet, and 7.7 million is from DTH. The increase in cable television revenue resulted primarily from our acquisitions in 1999, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television revenue attributable to acquisitions made during 1999 totaled
160.8 million, or 83.7% of the total increase. Of this increase, acquisitions in the Netherlands represent 59.3%, acquisitions in France represent 12.7%, the acquisition in Poland represents 15.8% and the acquisition in Sweden represents 7.8%. The increase in telephone revenue is attributable to the launch of local telephone services in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we consolidated effective September 1, 1999, had an existing telephone service. The increase in internet revenue is primarily due to the launch of internet access services in 1999. During the second quarter of 1999, we launched CHELLO BROADBAND on the upgraded part of our networks in Austria, Belgium, France, the Netherlands (except A2000) and Norway. We launched CHELLO BROADBAND in A2000 and Sweden in the fourth quarter of 1999. The increase in DTH revenue is primarily due to our acquisition in Poland.

ADJUSTED EBITDA

    During the year ended December 31, 2000, Adjusted EBITDA from UPC Distribution increased 30.3 million to 65.7 million, from 35.4 million for the year ended December 31, 1999, a 85.6% increase. Within distribution, an increase in Adjusted EBITDA from cable television and DTH of 119.5 million and
7.0 million, respectively, was partially offset by increased negative Adjusted EBITDA for telephone and internet of 55.6 million and 40.6 million, respectively. The increase in cable television Adjusted EBITDA primarily relates to our acquisitions in 1999 and 2000, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television Adjusted EBITDA attributable to acquisitions made during 1999 and 2000 totaled 80.9 million, or 67.7% of the increase. Of this increase, acquisitions in the Netherlands represents 66.3%, acquisitions in France represent 7.5%, the acquisition in Poland represents 2.4% and the acquisition in Sweden represents 12.3%. The improvement in Adjusted EBITDA for DTH primarily relates to the growth in subscribers. The negative Adjusted EBITDA for both telephone and internet increased in 2000, primarily due to high customer acquisition costs and costs associated with launching these new services.

    During the year ended December 31, 1999, Adjusted EBITDA from UPC Distribution decreased 33.5 million, from 68.9 million for the year ended December 31, 1998 to 35.4 million, a 48.6% decrease. Within distribution, an increase in Adjusted EBITDA from cable television of 39.9 million was offset by increased negative Adjusted EBITDA for telephone, internet and DTH of
33.0 million, 13.9 million and 26.5 million, respectively. The increase in cable television Adjusted EBITDA primarily relates to our acquisitions in 1999, which are included in our consolidated results of operations from their respective dates of acquisition. The increase in cable television Adjusted EBITDA attributable to acquisitions made during 1999 totaled 39.4 million, or 98.7% of the increase. Of this increase, acquisitions in the Netherlands represent 89.5%, and the acquisition in Sweden represents 11.8%. The negative Adjusted EBITDA for both telephone and internet increased in 1999 primarily due to the costs of starting-up and launching these services, as well as high customer acquisition costs. The negative Adjusted EBITDA for DTH is due to our acquisition in Poland.

RESULTS OF OPERATIONS-CHELLO BROADBAND

REVENUE

    During the year ended December 31, 2000, CHELLO BROADBAND'S internet revenue increased 24.7 million to 32.0 million from 7.3 million for the year ended December 31, 1999. The increase is primarily due to the launch of CHELLO BROADBAND'S residential and business cable-modem high speed internet access services in 1999 and 2000. During the second quarter of 1999, we launched CHELLO BROADBAND, on the upgraded portion of our networks in Austria, Belgium, France, the Netherlands (with the exception of A2000) and Norway. We launched CHELLO BROADBAND in A2000 and Sweden in the fourth quarter of 1999. In 2000 the services were launched in Hungary and Poland.

    CHELLO BROADBAND had no revenue in the year ended December 31, 1998.

    In general CHELLO BROADBAND receives 40% of subscription based revenue for its service from the local operator. Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for the years ended December 31, 2000 and December 1999 were 31.3 million and 7.3 million, respectively.

ADJUSTED EBITDA

    For the year ended December 31, 2000, CHELLO BROADBAND had negative Adjusted EBITDA of 126.5 million, compared to negative Adjusted EBITDA of 58.3 million for the year ended December 31, 1999, an increase of 68.2 million, or 117%. The increase is primarily due to increased operating costs for transmission capacity, portal content updates and similar costs, as well as cost of sales and marketing, such as launching the CHELLO BROADBAND brand in new franchise areas.

    For the year ended December 31, 1999, CHELLO BROADBAND had negative Adjusted EBITDA of 58.3 million, compared to negative Adjusted EBITDA of 7.2 million for the year ended December 31, 1998, an increase of 51.1 million, or 709.7%. The increase is primarily due to start-up costs and costs associated with the launch of CHELLO BROADBAND. During the second quarter of 1999, we launched CHELLO BROADBAND in Austria, Belgium, France, the Netherlands and Norway. We launched CHELLO BROADBAND in A2000 and Sweden in the fourth quarter of 1999.

RESULTS OF OPERATIONS-PROGRAMMING

REVENUE

    During the year ended December 31, 2000, revenue from our programming businesses increased 56.1 million to 71.2 million from 15.1 million for the year ended December 31, 1999. The increase is primarily due to our acquisition of UPC Polska, which we began consolidating in August 1999. UPC Polska has a Polish-language programming subsidiary, which produces and distributes programming. In addition, we had increased revenue from UPCtv and the launch of sports channels in Central and Eastern Europe.

    During the year ended December 31, 1998, we had programming revenue of
0.6 million, related to UPCtv.

    Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for the years ended December 31, 2000 and December 31, 1999 were 66.2 million and 11.4 million, respectively.

ADJUSTED EBITDA

    During the year ended December 31, 2000, our programming businesses had negative Adjusted EBITDA of 116.4 million, compared to negative Adjusted EBITDA of 50.1 million for the year ended December 31, 1999, an increase of
66.3 million, or 132.3%. The increase is primarily due to our acquisition of @Entertainment in August 1999. Also contributing to the increase were costs associated with the launch of sports channels over our DTH and cable platforms in Central and Eastern Europe in the second half of 2000 and continued costs associated with the development of channels at UPCtv.

    During the year ended December 31, 1999, our programming businesses had negative Adjusted EBITDA of 50.1 million, compared to negative Adjusted EBITDA of 4.6 million for the year ended December 31, 1998, an increase of
45.5 million, or 989.1%. The increase is primarily due to our acquisition of @Entertainment in August 1999. For the year ended December 31, 1998, negative Adjusted EBITDA related to development costs of UCPtv.

RESULTS OF OPERATIONS-PRIORITY TELECOM

REVENUE

    During the year ended December 31, 2000, revenue from our PRIORITY TELECOM unit was 27.9 million, compared to no revenue for the year ended December 31, 1999. During 2000, we acquired operations in Norway and Spain, which we began consolidating as part of PRIORITY TELECOM'S operations effective February 1, 2000 and January 1, 2000, respectively. In addition, PRIORITY TELECOM began consolidating Cignal on November 1, 2000.

    Prior to 2000, PRIORITY TELECOM had no revenue.

ADJUSTED EBITDA

    During the year ended December 31, 2000, our PRIORITY TELECOM unit had negative Adjusted EBITDA of 50.9 million, compared to negative Adjusted EBITDA of 5.4 million for the year ended December 31, 1999, an increase of
45.5 million. The increase is primarily due to our acquisitions, which we began consolidating in 2000. In addition, we had increased costs related to the internal development and separation of our CLEC business. During 2000, we also incurred increased costs associated with PRIORITY WIRELESS, which has historically been included in PRIORITY TELECOM as an out-reach technology.

    During the year ended December 31, 1999, our PRIORITY TELECOM unit had negative Adjusted EBITDA of 5.4 million, compared to negative Adjusted EBITDA of
1.6 million for the year ended

December 31, 1998, an increase of 3.8 million. The increased costs during the year ended December 31, 1999 relate to costs incurred for the start-up and development of PRIORITY TELECOM.

RESULTS OF OPERATIONS-CORPORATE AND OTHER

ADJUSTED EBITDA

    During the year ended December 31, 2000, we had negative Adjusted EBITDA from corporate and other of 135.0 million, compared to negative Adjusted EBITDA of 41.4 million for the year ended December 31, 1999, an increase of
93.6 million, or 226.1%. The increase primarily relates to costs incurred for the start-up and development of our digital set-top computer, as well as the investigation of new technologies such as NVOD, IP telephony and satellite. We also continued to incur costs for the development of our pan-European IT platform. Marketing costs increased as we continued to roll-out our branding over existing and new systems. In addition, salary costs increased due to the necessary growth of our corporate functions, such as corporate development, investor relations, finance, legal and engineering. We also incurred additional expenses related to facilities.

    During the year ended December 31, 1999, we had negative Adjusted EBITDA from corporate and other of 41.4 million, compared to negative Adjusted EBITDA of 4.9 million for the year ended December 31, 1998, an increase of
36.5 million. During 1999, we began incurring development costs, such as costs related to the development of our digital set top computer, as well as costs incurred for the pan-European branding of the UPC identity. We also began incurring systems costs related to the planning and preparation for implementing pan-European financial and customer care systems, as well as costs incurred for the year 2000 readiness of existing systems. We also incurred additional staffing costs in 1999.

DEPRECIATION AND AMORTIZATION

    During the year ended December 31, 2000, our depreciation and amortization expense increased 452.6 million to 718.7 million, from 266.1 million for the year ended December 31, 1999, a 170.1% increase. Of this increase,
156.1 million relates to increased amortization expense for goodwill created in connection with acquisitions completed during 1999 and 2000. Amortization related to acquisitions made in the Netherlands, Poland and Sweden represent 44.0%, 31.7% and 13.8% of this increase, respectively. Depreciation expense also increased due to the acquisitions made during 2000 and 1999, which we have consolidated, as well as additional depreciation expense on capital expenditures for our existing systems.

    During the year ended December 31, 1999, our depreciation and amortization expense increased 180.9 million to 266.1 million, from 85.2 million for the year ended December 31, 1998, a 212.3% increase. Of this increase, 82.4 million relates to increased amortization expense for goodwill created in connection with the acquisitions completed during 1999. Amortization related to acquisitions made in the Netherlands and Poland represents 41.4% and 31.3% of the increase, respectively. Depreciation expense also increased due to the acquisitions made during 1999 which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

INTEREST INCOME

    During the year ended December 31, 2000, interest income increased
24.2 million to 44.3 million from 20.1 million, a 120.4% increase. This increase primarily resulted from increased cash balances as a result of our October 1999 equity offering and offerings of senior notes and senior discount notes in October 1999 and January 2000.

    During the year ended December 31, 1999, interest income increased
16.7 million to 20.1 million from 3.4 million for the year ended December 31, 1998, a 491.2% increase. The increase primarily resulted from increased cash balances as a result of our 1999 equity offerings and offering of senior notes and senior discount notes.

INTEREST EXPENSE

    During the year ended December 31, 2000, interest expense increased
574.8 million to 753.2 million, from 178.4 million during the same period in 1999, a 322.2% increase. This increase was primarily due to our offering of senior notes and senior discount notes in July 1999, October 1999 and January 2000. Interest expense related to the UPC Polska senior discount notes is consolidated in our results effective August 1, 1999. Interest expense also increased due to drawings under the UPC Distribution Bank Facility and the UPC Bridge Facilities. See "Liquidity and Capital Resources".

    During the year ended December 31, 1999, interest expense increased
131.0 million to 178.4 million, from 47.4 million during the same period in 1998, a 276.4% increase. This increase was primarily due to our offering of senior notes and senior discount notes in July 1999 and October 1999.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash Current Pay:
  Bank......................................................  (169,218)    (44,626)    (35,212)
  Senior Notes..............................................  (282,484)    (52,803)          -
  Redeemed DIC loan.........................................   (16,889)          -           -
  Other.....................................................   (18,869)     (5,065)     (6,853)
                                                              --------    --------     -------
                                                              (487,460)   (102,494)    (42,065)
Non-Cash Accretion:
  Discount Notes............................................  (227,600)    (54,563)          -
  Redeemed DIC Loan.........................................         -     (11,046)     (1,100)
  New DIC Loan..............................................      (892)          -           -
  Deferred Financing and Other..............................   (37,279)    (10,345)     (4,190)
                                                              --------    --------     -------
                                                              (265,771)    (75,954)     (5,290)
                                                              --------    --------     -------
Total Interest Expense......................................  (753,231)   (178,448)    (47,355)
                                                              ========    ========     =======

FOREIGN EXCHANGE GAIN (LOSS) AND OTHER EXPENSE

    Foreign exchange gain (loss) and other expense reflected a loss of
181.3 million for the year ended December 31, 2000, as compared to a loss of
21.1 million for the same period in 1999. The foreign exchange loss during 2000 was due primarily to our dollar-denominated senior discount notes, as the U.S. dollar strengthened against the Euro during 2000.

    Foreign exchange gain (loss) and other expense reflected a loss of
21.1 million for year ended December 31, 1999 as compared to a loss of
1.6 million for the same period in 1998. The increase was primarily due to our dollar-denominated senior discount notes issued in July 1999 and October 1999.

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET

    For the year ended December 31, 2000, our share in net losses of affiliated companies increased to 116.7 million, from 29.8 million for the year ended December 31, 1999, a 291.6% increase. The increase was primarily due to increased losses from Primacom, SBS, Tevel, and Xtra Music for the year ended December 31, 2000.

                            STATEMENTS OF CASH FLOWS

    We had cash and cash equivalents of 1,590.2 million as of December 31, 2000, an increase of 564.7 million from 1,025.5 million as of December 31, 1999. Cash and cash equivalents as of

December 31, 1999 represents an increase of 1,012.1 million from 13.4 million as of December 31, 1998.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   --------
                                                                    (EUROS, IN THOUSANDS)
Cash flows from operating activities........................    (531,469)    (111,710)    33,126
Cash flows from investing activities........................  (3,709,431)  (2,872,645)  (278,325)
Cash flows from financing activities........................   4,806,241    3,996,582    214,145
Effect of exchange rates on cash............................        (571)        (186)      (970)
                                                              ----------   ----------   --------
Net increase (decrease) in cash and cash equivalents........     564,770    1,012,041    (32,024)
Cash and cash equivalents at beginning of period............   1,025,460       13,419     45,443
                                                              ----------   ----------   --------
Cash and cash equivalents at end of period..................   1,590,230    1,025,460     13,419
                                                              ==========   ==========   ========

CASH FLOWS FROM OPERATING ACTIVITIES

    During the year ended December 31, 2000, net cash flow used in operating activities was 531.5 million compared to net cash flow used in operating activities of 111.7 million for the year ended December 31, 1999. This increase was primarily related to increased costs for our new services, as well as entities acquired in 1999 and 2000.

    During the year ended December 31, 1999, net cash flow used in operating activities was 111.7 million compared to net cash flow used in operating activities of 33.1 million for the year ended December 31, 1998. This increase was primarily related to increased cash needs for working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

    We used 3,709.4 million of net cash flows in investing activities during the year ended December 31, 2000, compared to 2,872.6 million for the year ended December 31, 1999. During the year ended December 31, 2000, cash was used principally for acquisitions, including Eneco K&T Group for 1,046.3 million, net of cash acquired, EWT for 237.5 million, net of cash acquired, UPC Magyaroszag for 63.9 million, net of cash acquired, Tebecai for 62.2 million, net of cash acquired, Haarlem for 62.2 million, net of cash acquired and other acquisitions totaling 154.6 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 1,736.5 million. During the year ended
December 31, 2000, we had a net decrease in restricted cash of 16.7 million, including the release of 15.2 million of restricted cash related to the RVC facility in connection with the acquisition of Time Warner Cable France. During this period we made a net investment in affiliates of 318.4 million, including our acquisitions of an additional 10.5% interest in SBS for 162.5 million shares in Primacom AG for 123.6 million and other investments of 32.3 million. We also made a net investment in securities of 44.5 million.

    We used 2,872.6 million of net cash flows in investing activities during the year ended December 31, 1999, compared to 278.3 million for the year ended December 31, 1998. During the year ended December 31, 1999, cash was used principally for acquisitions, including UTH, for 223.0 million, net of cash acquired, GelreVision for 106.0 million, net of cash acquired, Stjarn for
274.1 million, net of cash acquired, @Entertainment for 692.6 million, net of cash acquired, A2000 for 213.6 million, net of cash acquired and other acquisitions totaling 418.0 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 583.3 million. During the year ended December 31, 1999, we had a net increase in restricted cash of
3.4 million from the release of 13.7 million of restricted cash upon pay-off of the bridge bank facility and the escrow of 17.1 million related to the RVC facility in connection with the acquisition of Time Warner Cable France. During this period we made a net investment in affiliates of 120.2 million, including our acquisitions of interests in SBS for 94.8 million, including direct costs incurred. We also acquired shares in Primacom AG for 226.4 million and made a net investment in @Entertainment bonds of 28.7 million. We received proceeds from the sale of our Hungarian programming assets of 16.6 million.

    We used approximately 278.3 million of net cash flows in investing activities during the year ended December 31, 1998. During the year ended December 31, 1998, cash was used principally for new acquisitions including the acquisitions of Combivisie for 82.0 million, net of cash acquired and other acquisitions for 13.3 million, net of cash acquired. Capital expenditures for property, plant and equipment, represented 127.8 million. Also during 1998 we acquired an additional 23.3% and 25% interest in Tevel and Melita, respectively, for approximately 77.2 million, acquired the remaining minority interest in Janco Multicom and sold our investment in PHL. Both the acquisition of the minority interest in Janco Multicom, through the release of escrowed funds, and the sale of PHL provided funds to us which offset our other investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

    We had 4,806.2 million of net cash flows from financing activities during the year ended December 31, 2000. Principal sources of cash include the net proceeds from our senior notes and discount notes offering in January 2000 of 1,594.2 million, the proceeds from our issuance of convertible preference shares to a group of investors, including United, of 1,423.1 million. For the year ended December 31, 2000 additional sources of cash were from long-term and borrowings of 3,612.3 million. Long-term borrowings included borrowings under the UPC Bank Facilities of 2,396.0 million, 750.0 million from the new UPC Bridge Loan, borrowings under the UPC Senior Credit Facility of 281.4 million,
148.0 million under the new France Facility, and other borrowings of
36.9 million. We had additional proceeds from short-term debt of 1,005.6 million, including 500.0 million from the new UPC NL Bridge Loan,
231.4 million from the new A2000 Facility, 227.4 million under the UPC Corporate Facility, 32.9 million from the GelreVision facility and 13.9 million from other sources. We used the proceeds of 231.4 million from the New A2000 Facility to pay off the existing A2000 Facilities. Prior to October 2000 we paid down three French facilities amounting to 90.4 million, the Stjarn facility amounting to
49.8 million, the Monor facility amounting to 33.3 million, and other facilities of 37.6 million. In October 2000, with proceeds from the UPC Distribution Bank Facility we paid down outstanding debt of 2,234.9 million, consisting of facilities of various operating companies and a corporate facility. During the year ended December 31, 2000 we incurred deferred financing costs of
158.9 million. We received 7.4 million from a contribution from United.

    We had 3,996.6 million of net cash flows from financing activities during the year ended December 31, 1999. Principal sources of cash include net proceeds from our initial public offering in February 1999 of 1,206.8 million, gross proceeds from our offerings in July 1999 and October 1999 of senior notes and senior discount notes of 2,393.5 million and net proceeds from our secondary equity offering in October 1999 of 851.5 million. Additional sources of cash were from long-term and short-term borrowings of 723.9 million and
13.1 million, respectively. Long-term borrowings include borrowings under the UPC Senior Revolving Credit Facility of 50.0 million, borrowings under the New Telekabel Facility of 245.0 million, borrowings under the Mediareseaux Facility of 30.5 million, borrowings under the UPC Senior Credit Facility of
357.5 million and other borrowings of 54.1 million. Concurrent with our initial public offering, DIC exercised its option to acquire our shares for proceeds of
40.7 million, which we used to pay 39.8 million of the DIC Loan. We used proceeds from our initial public offering to pay 281.3 million of the UPC Senior Revolving Credit Facility, 50.0 million of the UPC Bridge Bank Facility and
71.4 million of the United Loan. As part of the acquisition of UTH in February 1999, we also paid a loan to NUON of 15.0 million. In March 1999, UTH paid off its existing credit facility of 281.3 million with proceeds from the New Telekabel Facility and funding from UPC. In July 1999, we paid off the UPC Senior Revolving Credit Facility of 207.8 million with proceeds from the UPC Senior Credit Facility. In connection with our acquisition, @Entertainment was required to offer to repurchase any notes which note holders tendered. @Entertainment repurchased 140.3 million of its notes. We paid down other long-term and short-term loans of 54.2 million, including 18.9 million for the Telekabel Hungary Bridge Facility. We used proceeds from the sale of our programming assets in Hungary to pay the Time Warner Note totaling
16.5 million. During the year ended December 31, 1999, we incurred deferred financing costs of 75.2 million.

    We had 214.1 million of net cash flows from financing activities during the year ended December 31, 1998. Principal sources of cash during that period included gross proceeds from long-term debt, which represented 240.3 million, including additional borrowings from our senior revolving credit facility and CNBH's major facility, a loan from our primary partners in the Israeli operating system of 77.2 million and borrowings from United, which represented
79.9 million. We repaid long-term and short-term borrowings of approximately
114.6 million during the same period, including 59.5 million of our bridge bank facility and 29.5 million under a KTE bank facility.

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

    In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, CHELLO BROADBAND, PRIORITY TELECOM, our digital distribution platform and DTH, including expansion into Central Europe, construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center and related support systems and equipment require capital expenditures.

                        LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and acquisitions primarily from:

    - cash contributed by United upon our formation,

    - debt financed at the UPC corporate level and project debt financed at the operating company level,

    - equity raised in our initial public offering, secondary offering and private offering of convertible preference shares,

    - debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes, and

    - operating cash flow.

    We have both well established and developing systems. In general, we have used the cash contributed by United upon formation and debt and equity raised at the UPC corporate level to fund acquisitions, developing systems and corporate overhead. We have financed our well-established systems and, when possible, our developing systems, with project debt and operating cash flow. Well-established systems generally have stable positive cable cash flows that are used to partially offset funding necessary for new product offerings, including telephony and internet/data. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until project financing can be secured.

RESTRICTIONS UNDER OUR JULY 1999, OCTOBER 1999 AND JANUARY 2000 INDENTURES

    Our activities are restricted by the covenants of our indentures dated
July 30, October 29, 1999 and January 20, 2000, under which senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

    Under the terms of our indentures, if we raise additional paid-in equity, we will be permitted to incur additional debt.

RESTRICTIONS UNDER UNITED INDENTURES

    As a subsidiary of United, our activities are restricted by the covenants in United's indentures dated February 5, 1998 and April 29, 1999. Among other things, the United indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. The United indentures generally place limitations on the additional amount of debt that we or our subsidiaries or controlled affiliates may borrow, preferred shares that we or they may issue, and the amount and type of investments we may make.

SOURCES OF CAPITAL

    We had approximately 1,590 million of unrestricted cash and cash equivalents on hand as of December 31, 2000. In addition, we had additional borrowing capacity at the corporate and project debt level. In 2000 we raised approximately 7.6 billion, and gained access to an additional 2.8 billion from a combination of banks, bonds and equity markets. We intend to continue accessing these sources of capital, as well as other less traditional sources including vendor financing, equity partners, and leasing structures. We believe our access to sources of capital will be sufficient to satisfy future cash requirements, although there can be no assurance that this will be the case.

    On January 20, 2000, we closed an offering of our 11 1/2% senior notes due 2010, our 11 1/4% senior notes due 2010 and our 13 3/4% senior discount notes due 2010. The offering generated gross proceeds of approximately E1.6 billion. Proceeds from the bond offering were used for working capital and other general corporate purposes, including acquisitions of businesses and possible investments.

    In January 2000, UPC Nederland (A2000), refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    At the end of March 2000 a fully committed E2 billion stand-by revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. The facility bears interest at EURIBOR +6.0%-7.0%, stepping up after March 31, 2001, with periodic increases capped at an annual rate of 18.0%. An annual commitment fee of 0.5% is applicable over the undrawn amount. A drawing fee ranging from 1.5% to 2.0% is applicable for each drawing. The commitment terminated on December 31, 2000, and the facility reaches maturity on March 29, 2007. We borrowed 750 million on this facility prior to December 31, 2000.

    On April 7, 2000, Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a E250 million bridge facility. The refinancing of the Rhone Vision Cable Credit Facility with this facility was completed in the fourth quarter of 2000. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In connection with the Eneco K&T acquisition, UPC Nederland received a short-term bridge loan of E500 million secured with guarantees of certain of our Dutch assets. Drawdowns of the UPC Bridge Loan refinanced certain existing inter-company loans from UPC N.V. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In October 2000, we closed a E4.0 billion operating and term loan facility ("The UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%-4.0% depending on certain leverage ratios, and we pay an annual commitment fee of 0.5% over the undrawn amount. The facility was widely syndicated to a group of more then 50 European and American (Banking) institutions. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling
E2.0 billion. The UPC Distribution Bank Facility will finance further digital rollout and triple play by our existing cable companies, excluding Polish and German operations, subject to availability. Additional availability, which exceeded our year-end 2000 borrowings by approximately E400 million is linked to certain performance tests. We believe that additional availability by the end of 2001 will increase to a level equal to approximately one-half of the undrawn amount under this facility at the end of 2000. The facility also contains certain leverage and revenue covenants. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At the end of 2000, E2.4 billion was outstanding under this facility.

    In December 2000, we sold E1.43 billion worth of convertible preference shares and warrants for cash, to a group of investors, including United.

RIGHTS OFFERING

    On February 23, 2001, we announced plans to launch a E1.0 billion rights offering. Under the terms of the rights offering the Company would distribute, on a pro rata basis, to all of its ordinary shares A stockholders on record as of a date to be determined, transferable rights to purchase ordinary shares A to be newly issued at a price of E8.00 per share. United has agreed to purchase its full pro rata share of the class A shares offered in the rights offering and to ``backstop" the rights offering by purchasing additional common shares not purchased by other shareholders. To the extent that rights are taken up by shareholders other than United we will raise an additional amount equal to the subscription value of the shares purchased by those shareholders, in a private placement of class A shares directly to UGC. The price of this placement will be set at E11.40 per share, the average closing price of our shares over the five trading days ended February 21, 2001. In the event that the rights offering is fully subscribed, we would raise a total of approximately E1.5 billion.

    The rights offering and placement of ordinary shares A to United replaces the previously announced acquisition of the economic rights to a 25% shareholding in Telewest plc from United. This transaction has been terminated by mutual consent.

    The implementation of the equity issue is conditional on a separate transaction involving a subscription for United convertible preference shares by Liberty Media Corp (``Liberty"). This transaction between UGC and Liberty is itself subject to certain regulatory approvals.

                       CERTAIN DUTCH PROPERTY TAX ISSUES

    One of our Dutch systems was assessed for a transfer tax on immovable property in the amount of E0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial, being 6% of the value attributable to our systems at the date of transfer. Because we own 100% of UPC Nederland, any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in The Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby the Dutch tax authorities with us against such tax assessments. We cannot assure that such lobbying would be successful.

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

    The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. Historically, we have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000 we entered into cross-currency swap agreements, exchanging dollar denominated notes for Euro denominated notes.

    The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Hungary, Romania, Slovak Republic, Czech Republic and operations which report in US dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currencies are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

    We have entered into cross-currency swaps related to USD 1,792.0 million of dollar-denominated senior notes. Under SFAS 133 these cross-currency swaps will not qualify for hedge accounting, and therefore the cross-currency swaps, as well as the senior notes which they are related to, will have to be presented separately on the balance sheet. The senior notes would have to be revalued at the spot rate based on the USD/Euro exchange rate at each balance sheet date, with changes being recorded as foreign exchange gains/losses in the statement of operations. The cross-currency swaps will likewise have to be marked to market at each balance sheet date, with changes recorded in the statement of operations. If we were to implement SFAS 133 to cross-currency swaps in place at December 31, 2000, the impact on net income would be a net gain between
55.0 million and 85.0 million for the year ended December 31, 2000. We also hold warrants in a publicly traded company which meet the definition of a derivative under SFAS 133. The value of these warrants will be marked to market in connection with our adoption of SFAS 133.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Views on Selected Revenue Recognition Issues" ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 was not material to us.

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

    During the transition period, within countries who have adopted the Euro, all operating companies' billing systems will include amounts in Euro as well as the respective country's existing currency. We do not expect the introduction of the Euro to affect materially our cable television and other operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INVESTMENT PORTFOLIO

    As of December 31, 2000, we had cash and cash equivalents of approximately 1,590.2 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union), however, we do not expect any material losses with respect to our investment portfolio.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

    The table below provide information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for debt which is denominated in foreign currencies outside of the European Monetary Union as of December 31, 2000, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars.

                                        AMOUNT OUTSTANDING                        EXPECTED REPAYMENT
                                      AS OF DECEMBER 31, 2000                     AS OF DECEMBER 31,
                                     -------------------------   ----------------------------------------------------
                                     BOOK VALUE    FAIR VALUE      2001       2002       2003       2004       2005
                                     -----------   -----------   --------   --------   --------   --------   --------
                                                                   (EUROS IN THOUSANDS)
DOLLAR DENOMINATED FACILITIES
UPC SENIOR DISCOUNT NOTES, 2009....     512,495       245,394          -          -          -          -          -
  12.5% per annum
UPC SENIOR DISCOUNT NOTES, 2009....     313,379       154,442          -          -          -          -          -
  13.375% per annum
UPC SENIOR DISCOUNT NOTES DUE
  2010.............................     626,010       312,330          -          -          -          -          -
  13.75% per annum
UPC SENIOR NOTES DUE 2010..........     641,614       416,799          -          -          -          -          -
  11.25% per annum
UPC DISTRIBUTION BANK FACILITY USD
  TRANCHE..........................     115,778       115,778          -          -          -      1,158      1,158
  LIBOR +4%
PCI NOTES..........................      15,881        15,881          -          -          -     15,881          -
  9.875% per annum
@ENTERTAINMENT 1998 SENIOR DISCOUNT
  NOTES............................     154,620       114,866          -          -          -          -          -
  14.5% per annum
@ENTERTAINMENT 1999 SENIOR DISCOUNT
  NOTES............................     137,611       107,992          -          -          -          -          -
  14.5% per annum
@ENTERTAINMENT 1999 SERIES C SENIOR
  DISCOUNT NOTES...................      15,163        15,163          -          -          -          -          -
  7.0% per annum on the principal
    amount at maturity

INTEREST RATE SENSITIVITY

    The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2000, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is the Company's reporting currency.

                                        AMOUNT OUTSTANDING                        EXPECTED REPAYMENT
                                      AS OF DECEMBER 31, 2000                     AS OF DECEMBER 31,
                                     -------------------------   ----------------------------------------------------
                                     BOOK VALUE    FAIR VALUE      2001       2002       2003       2004       2005
                                     -----------   -----------   --------   --------   --------   --------   --------
                                                                   (EUROS IN THOUSANDS)
VARIABLE RATE FACILITIES
UPC 10.875% SENIOR NOTES, 2009.....     754,717       565,906          -          -          -          -          -
  EURIBOR + 4.15% and 8.54%,
    average rate in 2000 of 8.4%
    and 8.54%
UPC 10 7/8% SENIOR NOTES DUE
  2007.............................     190,658       143,241          -          -          -          -          -
  EURIBOR + 4.8% and 9.92%, average
    rate in 2000 of 9.31% and 9.92%
UPC 11.25% SENIOR NOTES DUE 2009...     238,460       177,916          -          -          -          -          -
  EURIBOR + 4.8% and 9.92%, average
    rate in 2000 of 9.32% and 9.92%
UPC BRIDGE FACILITY................     750,000       750,000    750,000          -          -          -          -
  EURIBOR + 7%, average rate in
    2000 of 11.94%
UPC DISTRIBUTION BANK FACILITY.....   2,395,998     2,395,998          -          -          -    348,443    697,693
  EURIBOR/USD LIBOR + 0.75%-4%,
    average rate in 2000 of 8.31%

                                        AMOUNT OUTSTANDING                        EXPECTED REPAYMENT
                                      AS OF DECEMBER 31, 2000                     AS OF DECEMBER 31,
                                     -------------------------   ----------------------------------------------------
                                     BOOK VALUE    FAIR VALUE      2001       2002       2003       2004       2005
                                     -----------   -----------   --------   --------   --------   --------   --------
                                                                   (EUROS IN THOUSANDS)
FIXED RATE FACILITIES
UPC SENIOR NOTES, 2009.............     300,000       189,000          -          -          -          -          -
  10.875% per annum
UPC SENIOR DISCOUNT NOTES, 2009....     512,495       245,394          -          -          -          -          -
  12.5% per annum
UPC SENIOR DISCOUNT NOTES, 2009....     313,379       154,442          -          -          -          -          -
  13.375% per annum
UPC SENIOR DISCOUNT NOTES, 2009....     116,335        57,300          -          -          -          -          -
  13.375% per annum
UPC SENIOR DISCOUNT NOTES, 2010....     626,010       312,330          -          -          -          -          -
  13.75% per annum
UPC SENIOR NOTES, 2007.............     100,000        64,000          -          -          -          -          -
  10.875% per annum
UPC SENIOR NOTES, 2009.............     100,342        64,640          -          -          -          -          -
  11.25% per annum
UPC SENIOR NOTES, 2010.............     641,614       416,799          -          -          -          -          -
  11.25% per annum

                                        AMOUNT OUTSTANDING                        EXPECTED REPAYMENT
                                      AS OF DECEMBER 31, 2000                     AS OF DECEMBER 31,
                                     -------------------------   ----------------------------------------------------
                                     BOOK VALUE    FAIR VALUE      2001       2002       2003       2004       2005
                                     -----------   -----------   --------   --------   --------   --------   --------
                                                                   (EUROS IN THOUSANDS)
UPC EURO SENIOR NOTES, 2010........     294,861       210,015          -          -          -          -          -
  11.50% per annum
UPC EURO SENIOR NOTES, 2010........     198,645       130,000          -          -          -          -          -
  11.25% per annum
PCI NOTES..........................      15,881        15,881          -          -     15,881          -          -
  9.875% per annum
@ENTERTAINMENT 1998 SENIOR DISCOUNT
  NOTES............................     154,620       114,866          -          -          -          -          -
  14.5% per annum
@ENTERTAINMENT 1999 SENIOR DISCOUNT
  NOTES............................     137,611       107,992          -          -          -          -          -
  14.5% per annum
@ENTERTAINMENT 1999 SERIES C SENIOR
  DISCOUNT NOTES...................      15,163        15,163          -          -          -          -          -
  7.0% per annum on the principal
    amount at maturity
DIC LOAN...........................      55,359        55,359          -     55,359          -          -          -
  10.0% per annum

EQUITY PRICES

    As of December 31, 2000, we are exposed to equity price fluctuations related to our investments in United and Terayon warrants, which are classified as investments available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations.

                                                                                    FAIR VALUE AS OF
                                                              NUMBER OF SHARES      DECEMBER 31, 2000
                                                              ----------------      -----------------
                                                                 (EUROS IN THOUSANDS, EXCEPT SHARE
                                                                             AMOUNTS)
United......................................................     5,569,240                 81,724
Primacom AG.................................................     4,948,039                 58,387
SBS.........................................................     6,000,000                169,227
Terayon.....................................................     2,000,000                  8,752

    As of December 31, 2000, we are also exposed to equity price fluctuations related to our debt which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

                                                                                           EXPECTED
                                                                                           REPAYMENT
                                                              AMOUNT OUTSTANDING             AS OF
                                                            AS OF DECEMBER 31, 2000      DECEMBER 31,
                                                            -----------------------   -------------------
CONVERTIBLE DEBT                                            BOOK VALUE   FAIR VALUE     2001       2002
----------------                                            ----------   ----------   --------   --------
                                                                        (EUROS IN THOUSANDS)
DIC LOAN..................................................    55,359       55,359           -     55,359
  10.0% per annum

CROSS-CURRENCY SWAPS

    Concurrent with the closing of our senior notes offering in July 1999, we entered into a cross-currency swap, swapping the USD 800.0 million, 10 7/8% fixed rate senior notes into fixed and variable rate Euro obligations with a notional amount totaling E754.7 million. One half of the Euro obligations (E377.35) have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining
E377.35 million have a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium which we would pay to the USD 800.0 million senior note holders if the notes are called on or after August 1, 2004. We accounted for the cross-currency swap by bifurcating the instrument into two components, (1) the swap of US dollar fixed rate debt for Euro variable and fixed rate debt through August 1, 2004 (the earliest call date) and (2) the residual portion of the cross-currency swap. The swap of US dollar fixed rate debt for Euro variable and fixed rate debt is accounted for as a hedge, and accordingly we carry the Euro denominated debt on the balance sheet and recognize interest expense according to the provisions of the Euro debt. The residual portion of the cross-currency swap is marked to fair value at each reporting period through the statement of operations. The fair value of the Euro debt at December 31, 2000 is equal to the fair value of the USD 800.0 million senior notes adjusted for the fair value of the swap component, which was a gain of E132.6 million at December 31, 2000. The fair value of the residual portion of the cross-currency swap was a gain of E14.5 million at December 31, 2000.

    Concurrent with the closing of our senior notes in October 1999, we entered into a cross-currency swap, swapping the USD 252.0 million, 11 1/4% fixed rate senior notes into fixed and variable rate Euro obligations with a notional amount totaling E240.2 million. One half of the Euro obligations
(E120.1 million) have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.80%. The remaining E120.1 million have a variable interest rate of EURIBOR + 4.80% through November 1, 2009. The cross-currency swap provides the bank with the right to terminate the swap at market value commencing November 1, 2004 with the payment of a call premium equal to the call premium which we would pay to the USD 252.0 million senior note holders if the notes are called on or after November 1, 2004. We accounted for the swap as described above. The fair value of the Euro debt at December 31, 2000 is equal to the fair value of the USD 252.0 million senior notes adjusted for the fair value of the swap component, which was a gain of E36.0 million at December 31, 2000. The fair value of the residual portion of the cross-currency swap was a gain of E2.9 million at December 31, 2000.

    In January 2000, we closed a bond offering consisting of four tranches:
USD 300.0 million of senior notes due 2010 with a 11 1/2% coupon;
USD 600.0 million and E200.0 million of senior notes due 2010 with a 11 1/4% coupon; and USD 1,000.0 million aggregate principal amount of ten year 13 3/4% senior discount notes due 2010. With respect to the USD 300.0 million 11 1/2% notes we entered into cross-currency and interest rate swaps, which effectively changes that obligation into a E297.0 million obligation at a fixed interest rate below 10.0% from the issuance date of such notes to February 1, 2008. The swap of US Dollar debt for Euro debt is accounted for as a hedge, and accordingly we carry the Euro denominated debt on the balance sheet and recognize interest expense according to the provisions of the Euro debt. The swaps may be terminated on February 1, 2005, by either party.

UPC DISTRIBUTION BANK FACILITIES

    In October 2000, we entered into cross-currency and interest rate swaps, pursuant to which a USD 240.0 million obligation under the UPC Distribution Bank Facilities was effectively changed into a E286.0 million obligation on or about November 2, 2000 until November 29, 2002, at a floating rate of interest, equal to three month EURIBOR plus a margin of 4.30% or less. The swap of US dollar debt for Euro debt is accounted for as a hedge, and accordingly we carry the Euro denominated debt on the balance sheet and recognize interest expense according to the provisions of the Euro debt.

    Pursuant to the UPC Distribution Bank Facilities, interest rate on the advances (other than the U.S. Dollar advances) is a floating rate based on EURIBOR plus a margin. We entered into an interest rate swap in respect of E1,725 million of the principal amount of the advances under the UPC Distribution Bank Facilities to fix the EURIBOR portion of the interest rate calculation at 4.65% for a period commencing after December 31, 2000. The above described hedges were executed within the restrictions of the treasury policies approved by our Supervisory Board and the requirements set out in the UPC Distribution Bank Facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statement schedules and separate financial statements of significant equity investees required by regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

                       REPORT OF INDEPENDENT ACCOUNTANTS

    We have audited the accompanying consolidated balance sheets of United Pan-Europe Communications N.V. (a N.V. registered in The Netherlands) and subsidiaries as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Pan-Europe Communications N.V. as of December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

ARTHUR ANDERSEN
Amstelveen, The Netherlands

March 30, 2001

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                (IN THOUSANDS OF EUROS)
ASSETS:
Current assets
  Cash and cash equivalents.................................    1,590,230      1,025,460
  Restricted cash...........................................          421         17,135
  Subscriber receivables, net of allowance for doubtful
    accounts of 57,108 and 16,754, respectively.............      151,977         59,860
  Costs to be reimbursed by affiliated companies............       12,459         10,500
  Other receivables, including related party receivables of
    5,140 and 12,115, respectively..........................      155,212         84,379
  Inventory.................................................      127,813         66,403
  Prepaid expenses and other current assets.................       82,475         72,925
                                                               ----------      ---------
      Total current assets..................................    2,120,587      1,336,662
Other investments...........................................      105,063        623,341
Investments in and advances to affiliated companies.........      685,288        242,847
Property, plant and equipment, net..........................    3,581,539      1,908,414
Goodwill and other intangible assets, net...................    5,119,892      2,611,413
Deferred financing costs, net of accumulated amortization of
  34,225 and 5,937, respectively............................      178,113         77,861
Other assets................................................       11,889          1,734
                                                               ----------      ---------
      Total assets..........................................   11,802,371      6,802,272
                                                               ==========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                (IN THOUSANDS OF EUROS,
                                                                   EXCEPT SHARE AND
                                                                  PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities
  Accounts payable, including related party payables of 762
    and 2,785, respectively.................................      579,060        250,858
  Accrued liabilities.......................................      583,351        273,141
  Subscriber prepayments and deposits.......................      100,696         41,208
  Short-term debt...........................................       51,860        163,241
  Current portion of long-term debt.........................       17,832         50,291
                                                               ----------     ----------
      Total current liabilities.............................    1,332,799        778,739
Long-term debt..............................................    8,078,269      3,903,410
Other long-term liabilities.................................       46,801         88,028
                                                               ----------     ----------
      Total liabilities.....................................    9,457,869      4,770,177
                                                               ==========     ==========
Commitments and contingencies (Note 11)

Minority interests in subsidiaries..........................      831,132         11,895

Shareholders' equity (As adjusted for stock splits, see Note
  10)
  Priority stock, 1.0 par value, 300 shares authorized, 300
  shares issued.............................................            -              -
  Ordinary stock, 1.0 par value, 600,000,000 shares
    authorized, 441,246,729 and 435,604,497 shares issued,
    respectively............................................      441,247        435,605
  Series 1 convertible preferred stock, class A common
    stock, 1.0 par value, 12,400 shares authorized, 12,400
    and zero shares issued, respectively....................    1,392,251              -
  Additional paid-in capital................................    2,800,234      2,371,951
  Deferred compensation.....................................      (87,945)       (47,425)
  Accumulated deficit.......................................   (3,110,627)    (1,114,219)
  Other cumulative comprehensive income.....................       78,210        374,288
                                                               ----------     ----------
      Total shareholders' equity............................    1,513,370      2,020,200
                                                               ----------     ----------
      Total liabilities and shareholders' equity............   11,802,371      6,802,272
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2000            1999            1998
                                                        -------------   -------------   -------------
                                                        (IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER
                                                                       SHARE AMOUNTS)
Service and other revenue.............................     1,000,825         447,501         185,582
Operating expense.....................................      (714,906)       (293,778)        (62,830)
Selling, general and administrative expense...........      (569,121)       (466,260)       (218,587)
Depreciation and amortization.........................      (718,669)       (266,070)        (85,150)
                                                         -----------     -----------     -----------
    Net operating loss................................    (1,001,871)       (578,607)       (180,985)
Interest income.......................................        44,345          20,104           3,357
Interest expense......................................      (744,151)       (177,260)        (41,888)
Interest expense, related party.......................        (9,080)         (1,188)         (5,467)
Foreign exchange gain (loss) and other, net...........      (181,285)        (21,060)         (1,606)
                                                         -----------     -----------     -----------
    Net loss before income taxes and other items......    (1,892,042)       (758,011)       (226,589)
Share in results of affiliated companies..............      (116,690)        (29,760)        (28,962)
Minority interests in subsidiaries....................        23,887           1,651             523
Income tax benefit (expense)..........................        (3,930)          1,822            (551)
                                                         -----------     -----------     -----------
    Net loss..........................................    (1,988,775)       (784,298)       (255,579)
                                                         ===========     ===========     ===========
Basic net loss attributable to common shareholders
  (Note 16)...........................................    (1,996,408)       (784,298)       (255,579)
                                                         ===========     ===========     ===========
Basic and diluted net loss per ordinary share(1)......         (4.56)          (2.08)          (1.03)
                                                         ===========     ===========     ===========
Weighted-average number of ordinary shares
  outstanding(1)......................................   438,041,841     377,969,829     247,915,834
                                                         ===========     ===========     ===========

------------------------

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              SERIES 1
                                                                            CONVERTIBLE
                                                                              CLASS A
                                                    PRIORITY STOCK        PREFERENCE STOCK
                                                  -------------------   --------------------
                                                   SHARES     AMOUNT     SHARES     AMOUNT
                                                  --------   --------   --------   ---------
                                                             (EUROS IN THOUSANDS,
                                                     EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances, December 31, 1997.....................      -          -            -            -

Issuance of shares for acquisition of
  receivable....................................      -          -            -            -
Contribution by United of additional
  investment in affiliate.......................      -          -            -            -
Issuance of convertible debt....................      -          -            -            -
Unrealized gain on investment...................      -          -            -            -
Gain on sale of investment......................      -          -            -            -
Change in cumulative translation adjustments....      -          -            -            -
Net loss........................................      -          -            -            -
Total comprehensive income (loss)...............      -          -            -            -
                                                    ---        ---       ------    ---------
Balances, December 31, 1998.....................      -          -            -            -
                                                    ===        ===       ======    =========

Balances, December 31, 1998.....................      -          -            -            -

Change in par value of ordinary shares..........      -          -            -            -
Issuance of priority shares.....................    300          -            -            -
Issuance of ordinary shares in public offering,
  net of offering costs.........................      -          -            -            -
Issuance of ordinary shares in public offering,
  net of offering costs.........................      -          -            -            -
Issuance of convertible debt....................      -          -            -            -
Issuance of ordinary shares upon exercise of
  DIC option....................................      -          -            -            -
Issuance of ordinary shares for acquisition of
  Videopole.....................................      -          -            -            -
Conversion of United Loan to equity.............      -          -            -            -
Issuance of warrants............................      -          -            -            -
Change in stock option plan due to public
  offering......................................      -          -            -            -
Deferred compensation expense related to
  stock option, net.............................      -          -            -            -
Amortization of deferred compensation...........      -          -            -            -
Unrealized gain on investment...................      -          -            -            -
Change in cumulative translation adjustments....      -          -            -            -
Net loss........................................      -          -            -            -
Total comprehensive income (loss)...............      -          -            -            -
                                                    ---        ---       ------    ---------
Balances, December 31, 1999.....................    300          -            -            -
                                                    ===        ===       ======    =========


                                                      ORDINARY STOCK       ADDITIONAL                       TREASURY STOCK
                                                  ----------------------    PAID-IN       DEFERRED      ----------------------
                                                   SHARES(1)     AMOUNT     CAPITAL     COMPENSATION     SHARES(1)     AMOUNT
                                                  -----------   --------   ----------   -------------   -----------   --------
                                                                              (EUROS IN THOUSANDS,
                                                                      EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances, December 31, 1997.....................  276,187,767    82,856      240,332             -      (27,594,405)  (50,091)
Issuance of shares for acquisition of
  receivable....................................      669,045       201          973             -                -         -
Contribution by United of additional
  investment in affiliate.......................            -         -        3,530             -                -         -
Issuance of convertible debt....................            -         -        4,962             -                -         -
Unrealized gain on investment...................            -         -            -             -                -         -
Gain on sale of investment......................            -         -            -             -                -         -
Change in cumulative translation adjustments....            -         -            -             -                -         -
Net loss........................................            -         -            -             -                -         -
Total comprehensive income (loss)...............            -         -            -             -                -         -
                                                  -----------   -------    ---------      --------      -----------   -------
Balances, December 31, 1998.....................  276,856,812    83,057      249,797             -      (27,594,405)  (50,091)
                                                  ===========   =======    =========      ========      ===========   =======
Balances, December 31, 1998.....................  276,856,812    83,057      249,797             -      (27,594,405)  (50,091)
Change in par value of ordinary shares..........            -   193,800     (193,800)            -                -         -
Issuance of priority shares.....................            -         -            -             -                -         -
Issuance of ordinary shares in public offering,
  net of offering costs.........................  106,205,595   106,206    1,050,462             -       27,594,405    50,091
Issuance of ordinary shares in public offering,
  net of offering costs.........................   45,000,000    45,000      806,457             -                -         -
Issuance of convertible debt....................            -         -       13,162             -                -         -
Issuance of ordinary shares upon exercise of
  DIC option....................................    4,675,962     4,676       36,005             -                -         -
Issuance of ordinary shares for acquisition of
  Videopole.....................................    2,866,128     2,866       58,298             -                -         -
Conversion of United Loan to equity.............            -         -        6,559             -                -         -
Issuance of warrants............................            -         -       29,223             -                -         -
Change in stock option plan due to public
  offering......................................            -         -      140,717       (14,418)               -         -
Deferred compensation expense related to
  stock option, net.............................            -         -      175,071      (154,598)               -         -
Amortization of deferred compensation...........            -         -            -       121,591                -         -
Unrealized gain on investment...................            -         -            -             -                -         -
Change in cumulative translation adjustments....            -         -            -             -                -         -
Net loss........................................            -         -            -             -                -         -
Total comprehensive income (loss)...............            -         -            -             -                -         -
                                                  -----------   -------    ---------      --------      -----------   -------
Balances, December 31, 1999.....................  435,604,497   435,605    2,371,951       (47,425)               -         -
                                                  ===========   =======    =========      ========      ===========   =======


                                                                     OTHER
                                                                   CUMULATIVE
                                                                 COMPREHENSIVE
                                                  ACCUMULATED        INCOME
                                                    DEFICIT        (LOSS)(2)        TOTAL
                                                  ------------   --------------   ----------
                                                             (EUROS IN THOUSANDS,
                                                     EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances, December 31, 1997.....................      (74,342)           820         199,575
Issuance of shares for acquisition of
  receivable....................................            -              -           1,174
Contribution by United of additional
  investment in affiliate.......................            -              -           3,530
Issuance of convertible debt....................            -              -           4,962
Unrealized gain on investment...................            -         20,068          20,068
Gain on sale of investment......................            -           (829)           (829)
Change in cumulative translation adjustments....            -         (6,560)         (6,560)
Net loss........................................     (255,579)             -        (255,579)
Total comprehensive income (loss)...............            -              -        (242,900)
                                                   ----------       --------      ----------
Balances, December 31, 1998.....................     (329,921)        13,499         (33,659)
                                                   ==========       ========      ==========
Balances, December 31, 1998.....................     (329,921)        13,499         (33,659)
Change in par value of ordinary shares..........            -              -               -
Issuance of priority shares.....................            -              -               -
Issuance of ordinary shares in public offering,
  net of offering costs.........................            -              -       1,206,759
Issuance of ordinary shares in public offering,
  net of offering costs.........................            -              -         851,457
Issuance of convertible debt....................            -              -          13,162
Issuance of ordinary shares upon exercise of
  DIC option....................................            -              -          40,681
Issuance of ordinary shares for acquisition of
  Videopole.....................................            -              -          61,164
Conversion of United Loan to equity.............            -              -           6,559
Issuance of warrants............................            -              -          29,223
Change in stock option plan due to public
  offering......................................            -              -         126,299
Deferred compensation expense related to
  stock option, net.............................            -              -          20,473
Amortization of deferred compensation...........            -              -         121,591
Unrealized gain on investment...................            -        351,026         351,026
Change in cumulative translation adjustments....            -          9,763           9,763
Net loss........................................     (784,298)             -        (784,298)
Total comprehensive income (loss)...............            -              -        (423,509)
                                                   ----------       --------      ----------
Balances, December 31, 1999.....................   (1,114,219)       374,288       2,020,200
                                                   ==========       ========      ==========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                              SERIES 1
                                                                            CONVERTIBLE
                                                                              CLASS A
                                                    PRIORITY STOCK        PREFERENCE STOCK
                                                  -------------------   --------------------
                                                   SHARES     AMOUNT     SHARES     AMOUNT
                                                  --------   --------   --------   ---------
                                                  (EUROS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances, December 31, 1999.....................    300          -            -            -

Conversion of United Loan to equity.............      -          -            -            -
Issuance of Warrants............................      -          -            -            -
Issuance of shares related to acquisition of
  minority interest in UPC France...............      -          -            -            -
Issuance of shares for repayment of Stjarn
  Seller's Note.................................      -          -            -            -
Issuance of Series 1 Convertible Preferred Stock
  for Class A Common Stock......................      -          -       12,400    1,384,618
Issuance of warrants in connection with Series 1
  Convertible Preferred Stock for Class A
  Common Stock..................................      -          -            -            -
Accrual of Dividend on Series 1
  Convertible Preferred Stock...................      -          -            -        7,174
Accretion of Discount of Series 1
  Convertible Preferred Stock...................      -          -            -          459
Contribution by United..........................      -          -            -            -
SAB 51 gain on subsidiaries issuances
  of shares.....................................      -          -            -            -
Issuance of DIC options.........................      -          -            -            -
Deferred compensation expense related
  to stock options, net.........................      -          -            -            -
Amortization of deferred compensation...........      -          -            -            -
Deferred compensation on restricted stock.......      -          -            -            -
Unrealized gain (loss) on investment............      -          -            -            -
Change in cumulative translation adjustment.....      -          -            -            -
Net loss........................................      -          -            -            -
Total comprehensive income (loss)...............      -          -            -            -
                                                    ---        ---       ------    ---------
Balances, December 31, 2000.....................    300          -       12,400    1,392,251
                                                    ===        ===       ======    =========


                                                      ORDINARY STOCK       ADDITIONAL                       TREASURY STOCK
                                                  ----------------------    PAID-IN       DEFERRED      ----------------------
                                                   SHARES(1)     AMOUNT     CAPITAL     COMPENSATION     SHARES(1)     AMOUNT
                                                  -----------   --------   ----------   -------------   -----------   --------
                                                          (EUROS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances, December 31, 1999.....................  435,604,497   435,605    2,371,951       (47,425)               -         -
Conversion of United Loan to equity.............      624,942       625         (625)            -                -         -
Issuance of Warrants............................            -         -      121,010             -                -         -
Issuance of shares related to acquisition of
  minority interest in UPC France...............      960,837       961       12,039             -                -         -
Issuance of shares for repayment of Stjarn
  Seller's Note.................................    4,056,453     4,056      116,011             -                -         -
Issuance of Series 1 Convertible Preferred Stock
  for Class A Common Stock......................            -         -            -             -                -         -
Issuance of warrants in connection with Series 1
  Convertible Preferred Stock for Class A
  Common Stock..................................            -         -       38,530             -                -         -
Accrual of Dividend on Series 1
  Convertible Preferred Stock...................            -         -            -             -                -         -
Accretion of Discount of Series 1
  Convertible Preferred Stock...................            -         -            -             -                -         -
Contribution by United..........................            -         -        7,401             -                -         -
SAB 51 gain on subsidiaries issuances
  of shares.....................................            -         -      148,195             -                -         -
Issuance of DIC options.........................            -         -        2,028             -                -         -
Deferred compensation expense related
  to stock options, net.........................            -         -      (23,506)       23,506                -         -
Amortization of deferred compensation...........            -         -            -       (56,826)               -         -
Deferred compensation on restricted stock.......            -         -        7,200        (7,200)               -         -
Unrealized gain (loss) on investment............            -         -            -             -                -         -
Change in cumulative translation adjustment.....            -         -            -             -                -         -
Net loss........................................            -         -            -             -                -         -
Total comprehensive income (loss)...............            -         -            -             -                -         -
                                                  -----------   -------    ---------      --------      -----------   -------
Balances, December 31, 2000.....................  441,246,729   441,247    2,800,234       (87,945)               -         -
                                                  ===========   =======    =========      ========      ===========   =======


                                                                     OTHER
                                                                   CUMULATIVE
                                                                 COMPREHENSIVE
                                                  ACCUMULATED        INCOME
                                                    DEFICIT        (LOSS)(2)        TOTAL
                                                  ------------   --------------   ----------
                                                  (EUROS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances, December 31, 1999.....................   (1,114,219)       374,288       2,020,200
Conversion of United Loan to equity.............            -              -               -
Issuance of Warrants............................            -              -         121,010
Issuance of shares related to acquisition of
  minority interest in UPC France...............            -              -          13,000
Issuance of shares for repayment of Stjarn
  Seller's Note.................................            -              -         120,067
Issuance of Series 1 Convertible Preferred Stock
  for Class A Common Stock......................            -              -       1,384,618
Issuance of warrants in connection with Series 1
  Convertible Preferred Stock for Class A
  Common Stock..................................            -              -          38,530
Accrual of Dividend on Series 1
  Convertible Preferred Stock...................       (7,174)             -               -
Accretion of Discount of Series 1
  Convertible Preferred Stock...................         (459)             -               -
Contribution by United..........................            -              -           7,401
SAB 51 gain on subsidiaries issuances
  of shares.....................................            -              -         148,195
Issuance of DIC options.........................            -              -           2,028
Deferred compensation expense related
  to stock options, net.........................            -              -               -
Amortization of deferred compensation...........            -              -         (56,826)
Deferred compensation on restricted stock.......            -              -               -
Unrealized gain (loss) on investment............            -       (351,844)       (351,844)
Change in cumulative translation adjustment.....            -         55,766          55,766
Net loss........................................   (1,988,775)             -      (1,988,775)
Total comprehensive income (loss)...............            -              -      (2,284,853)
                                                   ----------       --------      ----------
Balances, December 31, 2000.....................   (3,110,627)        78,210       1,513,370
                                                   ==========       ========      ==========

----------------------------------------

(1) As adjusted for the stock splits. The change in nominal value is reflected in the year ended December 31, 1999. See Note 10.

(2) As of December 31, 1998, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of (5,740) and unrealized gain on investment of 19,239.

    As of December 31, 1999, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 4,023 and unrealized gain on investment of 370,265.

    As of December 31, 2000, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 59,789 and unrealized gain on investment of 18,421.

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   --------
                                                                   (IN THOUSANDS OF EUROS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  (1,988,775)    (784,298)  (255,579)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization.............................     718,669      266,070     85,150
  Amortization of deferred financing costs..................      36,098       10,463      4,190
  Accretion of interest.....................................     272,978       37,151          -
  Share in results of affiliated companies..................     116,690       29,760     28,962
  Compensation expense related to stock options.............     (79,995)     192,710    146,402
  Minority interests in subsidiaries........................     (23,887)      (1,651)      (523)
  Exchange rate differences in loans........................     142,887       41,360     (5,742)
  Gain on sale of investment................................           -       (6,637)      (829)
  Other.....................................................       1,797       (2,949)     3,616
  Changes in assets and liabilities:
    Increase in receivables.................................     (64,909)     (75,185)    (8,957)
    Increase in inventories.................................     (36,072)     (26,260)    (3,934)
    Increase in other non-current assets....................     (20,530)     (18,512)      (909)
    Increase in other current liabilities...................     464,934      217,844     35,028
    (Decrease) increase in deferred taxes and other
    long-term
      liabilities...........................................     (71,354)       8,424      6,251
                                                              ----------   ----------   --------
Net cash flows from operating activities....................    (531,469)    (111,710)    33,126
                                                              ----------   ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash (deposited) released, net...................      16,714       (3,409)    (3,650)
Investment in securities, net...............................     (44,538)    (255,133)         -
Investments in and advances to affiliated companies, net....    (318,390)    (120,165)   (90,903)
Capital expenditures........................................  (1,736,494)    (583,253)  (127,820)
New acquisitions, net of cash acquired......................  (1,626,723)  (1,927,333)   (95,312)
Release of deposit to acquire minority interest in
  subsidiary................................................           -            -     21,328
Sale of affiliated companies................................           -       16,648     18,032
                                                              ----------   ----------   --------
Net cash flows from investing activities....................  (3,709,431)  (2,872,645)  (278,325)
                                                              ----------   ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net..................           -    1,206,759          -
Proceeds from secondary public offering, net................           -      851,457          -
Proceeds from issuance of convertible preferred stock.......   1,423,148            -          -
Proceeds from contribution by shareholder...................       7,401            -          -
Proceeds from senior notes..................................   1,594,161    2,393,451          -
Proceeds from exercise of DIC option........................           -       40,681          -
Proceeds from short-term borrowings.........................   1,005,571       13,118     13,337
Proceeds from long-term borrowings..........................   3,612,291      723,915    240,336
Deferred financing costs....................................    (158,901)     (75,154)    (4,548)
Repayments of long and short-term borrowings................  (2,677,430)  (1,069,704)  (114,645)
(Repayments) borrowings on note payable to shareholder......           -      (71,442)    79,901
Dividends paid to minority shareholder......................           -            -       (236)
Repayments on short-term note...............................           -      (16,499)         -
                                                              ----------   ----------   --------
Net cash flows from financing activities....................   4,806,241    3,996,582    214,145
                                                              ----------   ----------   --------
EFFECT OF EXCHANGE RATES ON CASH............................        (571)        (186)      (970)
                                                              ----------   ----------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     564,770    1,012,041    (32,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   1,025,460       13,419     45,443
                                                              ----------   ----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   1,590,230    1,025,460     13,419
                                                              ==========   ==========   ========

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (IN THOUSANDS OF EUROS)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain (loss) on investment......................  (351,844)    351,026      19,239
                                                              ========     =======     =======
  Issuance of warrants......................................   159,540      29,223           -
                                                              ========     =======     =======
  Purchase Money Note Payable to Sellers....................         -           -      16,663
                                                              ========     =======     =======
  Stjarn Seller's Note......................................   120,067      93,479           -
                                                              ========     =======     =======
  Contribution of net assets of Dutch cable systems to new
  joint venture.............................................         -           -     117,599
                                                              ========     =======     =======
  Conversion of shareholder loan to equity..................         -       6,559           -
                                                              ========     =======     =======
  Shares issued for Videopole acquisition...................         -      61,164           -
                                                              ========     =======     =======
  Subsidiary shares issued for EWT/TSS acquisition..........   715,040           -           -
                                                              ========     =======     =======
  Subsidiary shares issued for Cignal Global Communications
    acquisition.............................................   235,700           -           -
                                                              ========     =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  (354,659)    (79,979)    (27,574)
                                                              ========     =======     =======
  Cash received for interest................................    37,476      26,085       1,606
                                                              ========     =======     =======

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

                         (STATED IN THOUSANDS OF EUROS)

1. ORGANIZATION AND NATURE OF OPERATIONS

    United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc. ("United")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December, 1997, United acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). Through its broadband communications networks or services in 17 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its primary business units. UPC Distribution, which comprises the local operating systems, provides video, telephone and internet services for residential customers. UPC Media comprises the internet access and internet content and programming businesses. The third unit, PRIORITY TELECOM, focuses on providing network solutions to the business customer.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                         (STATED IN THOUSANDS OF EUROS)

1. ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
    The following chart presents a summary of the Company's significant investments as of December 31, 2000:

                                                              UPC'S OWNERSHIP
                                                              ---------------
DISTRIBUTION:
AUSTRIA:
  Telekabel Group...........................................        95.0%
BELGIUM:
  UPC Belgium (formerly Radio Public N.V./S.A.).............       100.0%
CZECH REPUBLIC:
  KabelNet..................................................       100.0%
  Kabel Plus................................................        99.9%
FRANCE:
  UPC France................................................        92.0%
GERMANY:
  EWT/TSS Group.............................................        51.0%
  PrimaCom AG ("Primacom")(1)...............................        25.0%
HUNGARY:
  UPC Magyarorszag (formerly Telekabel Hungary).............       100.0%
  Monor Communications Group, Inc. ("Monor")................        98.9%
THE NETHERLANDS:
  UPC Nederland (formerly United Telekabel Holding N.V.
  ("UTH"))..................................................       100.0%
NORWAY:
  UPC Norge AS ("UPC Norge") (formerly Janco Multicom)......       100.0%
SWEDEN:
  UPC Sweden (formerly StjarnTVnatet AB ("Stjarn")).........       100.0%
SLOVAK REPUBLIC:
  Trnavatel.................................................        95.0%
  Kabeltel..................................................       100.0%
  UPC Slovensko s r.o. (formerly SKT spol s r.o.)...........       100.0%
ROMANIA:
  Eurosat...................................................        51.0%
  AST Romania...............................................        70.0%
POLAND:
  UPC Polska, Inc ("UPC Polska") (formerly @Entertainment,
  Inc. ("@Entertainment"))..................................       100.0%

CHELLO:
  CHELLO BROADBAND N.V. ("CHELLO")..........................       100.0%

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                         (STATED IN THOUSANDS OF EUROS)

1. ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

                                                              UPC'S OWNERSHIP
                                                              ---------------
MEDIA:
IRELAND:
  Tara Televison Limited ("Tara")...........................        80.0%
U.K./CENTRAL EUROPE:
  UPC Broadcast Centre Ltd. ("UPC Broadcast Centre")
  (formerly Wizja Television Limited).......................       100.0%
SPAIN:
  Iberian Programming Services ("IPS")......................        50.0%
UNITED KINGDOM:
  Xtra Music Ltd............................................        50.0%
OTHER:
  SBS Broadcasting SA ("SBS")...............................        23.5%
THE NETHERLANDS:
  UPC Programming B.V. ("UPCtv")............................       100.0%
CZECH/SLOVAK/HUNGARY
  Upc Direct Programming B.V................................       100.0%
POLAND:
  Wizja TV B.V..............................................       100.0%

PRIORITY CLEC:
SPAIN:
  Munditelecom..............................................        50.1%
NORWAY:
  ElTele stfold.............................................       100.0%
THE NETHERLANDS:
  PRIORITY TELECOM N.V. ("PRIORITY TELECOM")................       100.0%

OTHER:
ISRAEL:
  Tevel Israel International Communications Ltd.
  ("Tevel").................................................        46.6%
MALTA:
  Melita Cable TV P.L.C. ("Melita").........................        50.0%

------------------------

(1) Our investment in Primacom was increased during the first quarter of 2000 to 25.0% and is being accounted for under the equity method of accounting. As of December 31, 1999 this investment was classified as an "other investment" and was accounted for under SFAS 115 as an available for sale investment.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RISKS AND UNCERTAINTIES

    The Company has incurred substantial operating losses and negative cash flows from operations which have been driven by the continuing development efforts including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses in 2001 and 2002 primarily as a result of the continued introduction of these new services which are in the early stages of deployment. The Company's business plan calls for substantial growth in the number of subscribers that will use these new services. This growth requires the availability of capital resources that are sufficient to fund expected capital expenditures. Growth in subscribers will also be required in order for the Company to achieve consolidated operating profitability and positive operating cash flows. Management believes that the Company can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such subscriber growth is not achieved, management believes access to sources of capital will be sufficient to satisfy future cash needs. Management's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investments.

CHANGE IN REPORTING CURRENCY TO THE EURO

    Effective December 31, 1999, UPC changed its reporting currency to the Euro. Prior to December 31, 1999, UPC's reporting currency was the Dutch guilder. As of January 1, 1999, the exchange rate between the Dutch guilder and the Euro was fixed at 2.20371 Dutch guilders to 1 Euro. UPC has restated its consolidated financial statements for years prior to 1999, by retroactively applying the fixed exchange rate of 2.20371 to the Dutch guilder amount previously reported. The comparative financial statements reported in Euros depict the same trends as would have been presented if UPC had continued to present its financial statements in Dutch guilders.

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

    In February 1999 and December 1998, UPC acquired telephony and programming assets from United through the issuance of new shares (see Note 3). As the acquisitions were between entities under common control, the transactions were accounted for at historical cost, similar to pooling of interests accounting. Prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of parent's consolidated financial statements. Accordingly, the Company has restated all periods presented as if UPC had acquired the telephony and programming assets from United as of the date of United's initial investment.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

    Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH for the period from August 1, 1998 through January 31, 1999, where because of certain minority shareholders rights the Company accounts for its investment in UTH using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and investments with original maturities of less than three months.

RESTRICTED CASH

    Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

COSTS TO BE REIMBURSED BY AFFILIATED COMPANIES

    The Company incurs costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

MARKETABLE EQUITY SECURITIES

    The Company classifies its investments in marketable equity securities as available-for-sale and reports such investments at their fair market value. Unrealized gains and losses are charged or credited to equity, realized gains and losses and other than temporary declines in market value are included in net income (loss).

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE
  EQUITY METHOD

    For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost, less accumulated depreciation. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed by subsidiaries of UPC incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Depreciation is calculated using the straight-line method over the economic life of the asset, taking into account the residual value. The economic lives of property, plant and equipment at acquisition are as follows


Cable distribution networks.................................   7-20 years
Subscriber installation costs and converters................      5 years
DTH, MMDS and distribution facilities.......................   5-20 years
Office equipment, furniture and fixtures....................    3-8 years
Building and leasehold improvements.........................  20-33 years
Other.......................................................   3-10 years

    Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of investments in consolidated subsidiaries over the net fair value of the tangible assets at acquisition is amortized on a straight-line basis over an average life of 15 years. Licenses in newly-acquired companies are recognized at the fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The cost of the license is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED FINANCING COSTS

    Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

REVENUE RECOGNITION

    Revenue related to the provision of cable television, internet and telephony services to customers are recognized in the period in which the related services are provided.

    Initial installation fees related to cable television services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnection's are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries in Europe.

STOCK-BASED COMPENSATION

    Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plan and that of its subsidiary, CHELLO BROADBAND, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition both the Company and CHELLO BROADBAND have stock-based compensation plans which are equivalent to stock appreciation rights. Accordingly, variable plan accounting is used in which compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at each financial statement date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." See Note 10.

INCOME TAXES

    The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized. Withholding taxes are taken into consideration in situations where the income of subsidiaries

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) is to be paid out as dividends in the near future. Such withholding taxes are generally charged to income in the year in which the dividend income is generated.

BASIC AND DILUTED LOSS PER SHARE

    Basic loss per share is determined by dividing net loss available to ordinary shareholders by the weighted-average number of ordinary shares outstanding during each period. Diluted loss per share includes the effects of potentially issuable common stock, but only if dilutive. The Company's stock option plans and convertible securities are excluded from the Company's diluted loss per share for all periods presented because their effect would be anti-dilutive.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

    The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity included in Other Cumulative Comprehensive Income (Loss).

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

NEW ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for UPC's first quarter 2001.

    The Company has entered into cross-currency swaps related to USD 1,792.0 million of dollar-denominated senior notes. Under SFAS 133 these cross-currency swaps will not qualify for hedge accounting, and therefore the cross-currency swaps, as well as the senior notes which they are related to, will have to be presented separately on the balance sheet. The senior notes would have to be revalued at the spot rate based on the USD/Euro exchange rate at each balance sheet date, with changes being recorded as foreign exchange gains/losses in the statement of operations. The cross-currency swaps will likewise have to be marked to market at each balance sheet date, with changes recorded in the statement of operations. If the Company were to implement
SFAS 133 to cross-currency swaps in place at December 31, 2000, the impact on net income would be a net gain between 55.0 million and 85.0 million for the year ended December 31, 2000. The Company also holds warrants in a publicly traded company which meet the definition of a derivative under SFAS 133. The value of these warrants will be marked to market in connection with the Company's adoption of SFAS 133.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Views on Selected Revenue Recognition Issues" ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB 101 was not material to the Company.

3.  ACQUISITIONS

UNITED TELEKABEL HOLDING N.V.

    On August 6, 1998, UPC merged its Dutch cable television systems with those of NUON, forming a new company, United Telekabel Holding N.V. ("UTH") (the "UTH Transaction"), which was accounted for as the formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Following the merger, UPC held 51% of UTH. The UTH shareholder agreement provided for joint governance by NUON and UPC on almost all significant participating and protective type rights. Accordingly, UPC accounted for its investment in UTH using the equity method of accounting.

    On February 17, 1999, the Company acquired the remaining 49% of UTH from NUON (the "NUON Transaction") for 235.1 million. In addition, UPC repaid NUON and assumed from NUON a 15.1 million subordinated loan, including accrued interest. Effective February 1, 1999, UPC began consolidating its investment in UTH. Details of the net assets acquired, are as follows:

Property, plant and equipment...............................   185,835
Investments in affiliated companies.........................    41,439
Goodwill....................................................   227,190
Long-term liabilities.......................................  (214,613)
Net current liabilities.....................................    (4,765)
                                                              --------
Total cash paid.............................................   235,086
                                                              ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS (CONTINUED)
ACQUISITION OF STJARNTVNATET AB

    In July 1999, UPC acquired Stjarn for a purchase price of USD 397.0 million (371.1 million). USD 100.0 million (93.5 million) of the purchase price was paid in the form of a one-year note with interest at 8% per annum and the balance of the purchase price was paid in cash. The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating Stjarn, including its debt, which was 78.4 million. In July 2000, in accordance with the original terms of the note, UPC elected to repay the one-year note, plus accrued interest, with 4,056,453 of its ordinary shares A.

    Details of the net assets acquired, are as follows:

Property, plant and equipment...............................   40,356
Goodwill....................................................  413,264
Long-term liabilities.......................................  (30,164)
Net current liabilities.....................................  (52,345)
                                                              -------
Total purchase price........................................  371,111
Seller's note...............................................  (93,479)
                                                              -------
Total cash paid.............................................  277,632
                                                              =======

ACQUISITION OF @ENTERTAINMENT

    In August 1999, UPC acquired 100% of @Entertainment for USD 807.0 million (750.7 million). The @Entertainment acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating @Entertainment, including debt acquired, which was 417.3 million.

    Details of the net assets acquired, are as follows:

Property, plant and equipment...............................   182,495
Goodwill....................................................   917,983
Other assets................................................    19,847
Net current assets..........................................    47,665
Long-term liabilities.......................................  (417,279)
                                                              --------
Total cash paid.............................................   750,711
                                                              ========

ACQUISITION OF 50% OF A2000

    In September 1999, UPC acquired, through UPC Nederland, the remaining 50% of A2000 that it did not already own for USD 229.0 million (214.0 million), including the assumption of receivables from A2000 of approximately
12.2 million. The acquisition was accounted for under purchase accounting. Effective September 1, 1999, UPC began consolidating A2000, including its debt, which was 237.6 million.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS (CONTINUED)
    Details of the net assets acquired, were as follows:

Property, plant and equipment...............................    90,243
Goodwill....................................................   256,469
Net current liabilities.....................................   (23,429)
Long-term liabilities.......................................  (121,446)
                                                              --------
                                                               201,837
Receivables assumed.........................................    12,211
                                                              --------
Total cash paid.............................................   214,048
                                                              ========

ENECO K&T GROUP

    In March 2000, UPC acquired the Eneco K&T Group ("K&T"), the cable interests of ENECO N.V., for a consideration of 1,046.3 million, including the repayment to ENECO N.V. and the assumption of debt from K&T to ENECO N.V. of
225.6 million. The acquisition was accounted for under purchase accounting.

    Effective March 31, 2000, UPC began consolidating its investment in K&T. Details of the net assets acquired based on preliminary purchase price allocations using information currently available, were as follows:

Property, plant and equipment...............................    236,959
Investments in affiliated companies.........................      8,767
Goodwill....................................................    817,893
Long-term liabilities.......................................   (234,457)
Net current liabilities.....................................     (8,455)
                                                              ---------
                                                                820,707
Receivables acquired........................................    225,581
                                                              ---------
Total cash paid.............................................  1,046,288
                                                              =========

PRO FORMA INFORMATION

    The following unaudited pro forma consolidated operating results give effect to UPC's acquisition of K&T as if this acquisition occurred on January 1, 1999 and UPC's acquisitions of the remaining 49% of UTH, 100% of Stjarn, 100% of @Entertainment, and the remaining 50% of A2000 as if these acquisitions had occurred on January 1, 1998. This unaudited pro forma consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The Company uses preliminary purchase price allocations when reporting the value of certain assets and liabilities acquired in business combinations. The Company finalizes such purchase price allocations within one year of consummating a business combination. Accordingly, the pro forma operating results reflect the usage of preliminary

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS (CONTINUED)
purchase price allocations for K&T in addition to other currently available information and certain assumptions that management believes are reasonable.

                                   FOR THE                     FOR THE                     FOR THE
                                 YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                              DECEMBER 31, 2000           DECEMBER 31, 1999           DECEMBER 31, 1998
                          -------------------------   -------------------------   -------------------------
                          HISTORICAL     PRO FORMA    HISTORICAL     PRO FORMA    HISTORICAL     PRO FORMA
                          -----------   -----------   -----------   -----------   -----------   -----------
Service and other
  revenue...............    1,000,825     1,018,069       447,501       742,505       185,582       394,539
                          ===========   ===========   ===========   ===========   ===========   ===========
Basic net loss
  attributable to common
  shareholders..........   (1,996,408)   (2,045,396)     (784,298)   (1,433,837)     (255,579)     (561,107)
                          ===========   ===========   ===========   ===========   ===========   ===========
Weighted-average number
  of ordinary shares
  outstanding...........  438,041,841   438,041,841   377,969,829   388,112,131   247,915,834   260,301,442
                          ===========   ===========   ===========   ===========   ===========   ===========
Basic and diluted net
  loss per ordinary
  share.................        (4.56)        (4.67)        (2.08)        (3.69)        (1.03)        (2.16)
                          ===========   ===========   ===========   ===========   ===========   ===========

The following acquisitions also occurred during the years ended December 31, 1998, 1999 and 2000.

UII

    In November 1998, the Company (i) acquired from TINTA its indirect 23.3% and 25% interests in the Tevel and Melita systems for USD 91.5 million
(77.8 million), doubling the Company's respective ownership in these systems to 46.6% and 50%, respectively, (ii) purchased an additional 5% interest in Princes Holdings and 5% of Tara in consideration for 769,062 shares of United held by UPC, and (iii) sold the 5% interest in Princes Holdings, together with its existing 20% interest, to TINTA for USD 20.5 million (17.4 million). The net payment of USD 71.0 million (60.4 million) to TINTA (USD 68.0 million
(57.8 million) after closing adjustments) was funded with the proceeds of a USD 90.0 million (76.5 million) promissory note made by a subsidiary of the Company to its primary partners in the Tevel system. See Note 9-DIC Loan.

PURCHASE OF CERTAIN TELEPHONY AND PROGRAMMING ASSETS FROM UNITED

    In December 1998, in exchange for 18,991,020 newly-issued ordinary shares of UPC (as adjusted for UPC's 3:1 stock split in March 2000), United sold to UPC their:

    - 44.75% economic interest in Monor, a traditional telephony and cable television system in the Monor region of Hungary;

    - 75% interest in Tara, a company providing Irish programming to the U.K. markets.

    In February 1999, in exchange for 14,865,792 newly-issued ordinary shares, United sold to the Company their approximately 33.5% interest in IPS, a group of programming entities focusing on the Spanish and Portuguese-speaking markets.

    Because these transactions represented an exchange between entities under common control, the Company has restated its financial statements to include Monor, Tara and IPS for all periods in which they were part of United's consolidated financial statements. See Note 2.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

3.  ACQUISITIONS (CONTINUED)

ACQUISITION OF GELREVISION

    In June 1999, UPC acquired, through UPC Nederland, 100% of the GelreVision multi-channel television systems in The Netherlands. The Company paid
106.2 million for GelreVision. These systems are contiguous to UPC's A2000 and TeleKabel Beheer operations. The acquisition was accounted for under purchase accounting.

ACQUISITION OF 23.5% OF SBS BROADCASTING SA

    In July 1999, UPC closed the purchase of approximately 4.8% of SBS for cash of USD 24.3 million (22.7 million). In August 1999, UPC acquired an additional 8.5% of SBS for USD 75.9 million (70.2 million), increasing its ownership to 13.3%. UPC's investment in SBS is accounted for under the equity method of accounting. In February 2000, UPC acquired an additional 10.2% interest in SBS.

ACQUISITION OF VIDEOPOLE

    In August 1999, UPC acquired, through UPC France, 100% of Videopole, which operates cable television systems in France. The purchase price of USD 135.1 million (126.8 million) was paid with cash of USD 69.9 million
(65.6 million) and 2,866,128 of UPC's ordinary shares A. The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating its investment in Videopole, including its debt, which was
19.0 million.

ACQUISITION OF TIME WARNER CABLE FRANCE

    In August 1999, UPC acquired, through UPC France, 100% of Time Warner Cable France, a company that controls and operates three cable television systems in the suburbs of Paris and Lyon and in the city of Limoges. The purchase price was USD 71.1 million (66.7 million). Simultaneously with the acquisition of Time Warner Cable France, UPC acquired an additional 47.62% interest in one of its operating systems, Rhone Vision Cable, in which Time Warner France had a 49.88% interest, for 13.6 million, increasing UPC's ownership in this operating system to 97.5%. The acquisition was accounted for under purchase accounting. Effective September 1, 1999, UPC began consolidating its investment in Time Warner Cable France, including its debt, which was 45.7 million.

ACQUISITION OF KABEL PLUS

    On October 27, 1999, UPC completed the acquisition of a 94.6% interest in Kabel Plus, which owns and operates cable television systems in the Czech and Slovak Republics. The purchase price was USD 150.0 million (141.9 million). At closing UPC began consolidating Kabel Plus, including its debt, which was
22.0 million. During 2000, UPC increased its interest in Kabel Plus to 99.9%.

ACQUISITION OF 48.03% OF MONOR

    In December 1999, UPC acquired an additional 48.03% economic interest in Monor from its partner, PenneCom B.V., and several small minority shareholders for approximately USD 45.0 million (44.8 million). These transactions increased UPC's ownership from 49.11% to approximately 97.14%. As of December 31, 1999, Monor is consolidated. Monor's system is located in the Monor region, an area which borders Budapest in Hungary. During 2000, UPC increased its interest in Monor to 98.9%.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

3.  ACQUISITIONS (CONTINUED)
ACQUISITION OF 25% OF PRIMACOM AG

    In 1999, UPC purchased approximately 18.2% of PrimaCom. During the first quarter of 2000, UPC purchased an additional 6.8%, increasing its interest to approximately 25%, for a total amount of E344.2 million. UPC's investment in PrimaCom is accounted for under the equity method of accounting.

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

ELTELE STFOLD AND VESTFOLD SYSTEMS

    In February 2000, UPC aquired 100% of the equity of ElTele stfold and Vestfold ("ETO") from the energy companies Fredrikstad Energi AS, stfold Energiverk and Hafslund. UPC paid NKR 320.0 million (39.3 million) for the companies. Effective March 1, 2000, UPC began consolidating its investment in ETO.

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

AWARDS FOR WIRELESS LICENSES

    In March 2000, UPC's wireless communications division, PRIORITY WIRELESS, won two national licenses to build and operate broadband fixed wireless access networks in the 3.5 GHz band in Spain and Switzerland. In addition, UPC was awarded regional 26 GHz licenses in Geneva and Zurich. The Spanish license was awarded at no cost by the Ministry of Public Works and Telecommunications in a competitive tender based on technical and financial ability. PRIORITY WIRELESS won the Swiss license for

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

3.  ACQUISITIONS (CONTINUED)
95.2 million, which was funded in July, by competing in a public auction. Furthermore licenses were awarded in France, Norway and Finland at no cost.

ACQUISITION OF AN INTEREST IN EWT/TSS GROUP

    In October 2000, UPC acquired, through its subsidiary UPC Germany GmbH ("UPC Germany"), 100% of the EWT/TSS Group ("EWT/TSS") for a purchase price of
238.4 million in cash and 49% of UPC Germany. The purchase price is subject to finalization of the subscriber numbers, as defined. The acquisition was accounted for under purchase accounting. At closing, UPC Germany began consolidating EWT/TSS, including its debt, which was 63.4 million.

    Effective October 1, 2000, UPC Germany began consolidating its investment in EWT/TSS. Details of the net assets acquired, based on preliminary purchase price allocations using information currently available, were as follows:

Property, plant and equipment...............................    78,058
Goodwill and other intangibles..............................   952,247
Long-term liabilities.......................................   (46,293)
Net current liabilities and other...........................   (30,625)
                                                              --------
                                                               953,387
UPC Germany shares..........................................  (715,040)
                                                              --------
Total cash paid.............................................   238,347
                                                              ========

    Under the UPC Germany Shareholders Agreement, the 49% shareholder has been provided with an option to put his interest in UPC Germany to UPC in exchange for approximately 13.2 million of UPC's ordinary shares A. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its shares or the equivalent value of cash on such date.

ACQUISITION OF CIGNAL GLOBAL COMMUNICATIONS

    In November 2000, PRIORITY TELECOM acquired through a merger and exchange offer Cignal Global Communications ("Cignal"), a US-based provider of global network services. In the stock-based deal, PRIORITY TELECOM acquired 100% of Cignal in exchange for a 16% interest in PRIORITY TELECOM valued at USD 200.0 million. As part of the transaction, the CLEC operations of UPC distribution companies are being spun-off to PRIORITY TELECOM. As of December 31, 2000, the separation process is not complete and, accordingly, the SAB 51 gain and the minority interest recorded by the Company as of December 31, 2000, are based on information currently available and are subject to change.

    Under the terms of the Shareholder's Agreement, UPC granted the Cignal shareholders an option to put their interest in PRIORITY TELECOM back to UPC if an initial public offering for PRIORITY TELECOM is not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put is the greater of the fair market value of the Cignal shareholder's interest in PRIORITY TELECOM or USD 200.0 million. UPC has the option to pay for the put, if exercised, in either its shares or cash.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

3.  ACQUISITIONS (CONTINUED)
TELECOLUMBUS OPTION

    In the fourth quarter of 2000, UPC entered into agreements with a subsidiary of Deutsche Bank, providing UPC with a call option to acquire 530,000 subscribers, on a consolidated basis, and certain associated assets of TeleColumbus and SMATcom in Germany. The option expires in August, 2001.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                          AS OF DECEMBER 31, 2000
                             ---------------------------------------------------------------------------------
                                INVESTMENTS IN      CUMULATIVE        CUMULATIVE        CUMULATIVE
                               AND ADVANCES TO      DIVIDENDS    SHARE IN RESULTS OF    TRANSLATION
                             AFFILIATED COMPANIES    RECEIVED    AFFILIATED COMPANIES   ADJUSTMENTS    TOTAL
                             --------------------   ----------   --------------------   -----------   --------
Tevel......................         89,817            (5,500)            (38,616)         16,190       61,891
Melita.....................         12,688                 -              (1,361)            697       12,024
Xtra Music.................         14,039                 -              (6,572)            221        7,688
IPS........................         10,065            (2,742)              5,291           3,541       16,155
SBS........................        261,999                 -             (39,265)         18,626      241,360
Primacom...................        345,096                 -             (31,236)              -      313,860
Other, net.................         44,417              (707)            (10,828)           (572)      32,310
                                   -------            ------            --------          ------      -------
Total......................        778,121            (8,949)           (122,587)         38,703      685,288
                                   =======            ======            ========          ======      =======

                                                          AS OF DECEMBER 31, 1999
                             ---------------------------------------------------------------------------------
                                INVESTMENTS IN      CUMULATIVE        CUMULATIVE        CUMULATIVE
                               AND ADVANCES TO      DIVIDENDS    SHARE IN RESULTS OF    TRANSLATION
                             AFFILIATED COMPANIES    RECEIVED    AFFILIATED COMPANIES   ADJUSTMENTS    TOTAL
                             --------------------   ----------   --------------------   -----------   --------
Tevel......................         91,126            (5,500)           (8,188)            8,179       85,617
Melita.....................         12,699                 -               260               669       13,628
Xtra Music.................          9,120                 -            (2,830)              465        6,755
IPS........................         10,065                 -             2,137             2,023       14,225
SBS........................         94,952                 -            (5,183)            6,685       96,454
Other, net.................         26,229                 -               (62)                1       26,168
                                   -------            ------           -------            ------      -------
Total......................        244,191            (5,500)          (13,866)           18,022      242,847
                                   =======            ======           =======            ======      =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD (CONTINUED)
    The Company had the following differences related to the excess of cost over the net tangible assets acquired for its equity investments. Such differences are being amortized over an average of 15 years:

                                                   AS OF DECEMBER 31, 2000     AS OF DECEMBER 31, 1999
                                                  -------------------------   -------------------------
                                                    BASIS      ACCUMULATED      BASIS      ACCUMULATED
                                                  DIFFERENCE   AMORTIZATION   DIFFERENCE   AMORTIZATION
                                                  ----------   ------------   ----------   ------------
Tevel...........................................      89,683     (12,520)       81,500        (7,898)
Melita..........................................      11,953      (1,453)       11,600        (1,234)
Primacom........................................     270,507     (16,885)            -             -
Xtra Music......................................       5,459        (498)        5,477          (244)
IPS.............................................      12,478      (1,281)       11,867          (518)
SBS.............................................     117,554     (18,701)      108,401        (2,810)
                                                  ----------     -------       -------       -------
Total...........................................     507,634     (51,338)      218,845       (12,704)
                                                  ==========     =======       =======       =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD (CONTINUED)

    Summary financial information as required for significant equity method investments is as follows:

A2000:

                                     AS OF
                                JULY 31, 1998(1)
                                ----------------
Liquid assets.................         1,060
Other current assets..........        24,131
Financial fixed assets........           288
Tangible fixed assets.........       154,823
Intangible fixed assets.......        53,454
                                     -------
  Total assets................       233,756
                                     =======
Current liabilities...........        40,101
Provisions....................           684
Long-term debt................       217,362
Shareholders' value...........       (24,391)
                                     -------
  Total liabilities and
    shareholders' value.......       233,756
                                     =======

                                    FOR THE
                                  SEVEN MONTHS
                                     ENDED
                                JULY 31, 1998(1)
                                ----------------
Revenue.......................        31,614
Costs.........................       (23,746)
Depreciation and
  amortization................       (16,388)
                                     -------
  Net operating loss..........        (8,520)
Financial charges and other...        (6,179)
Income tax (provision)
  benefit.....................             -
                                     -------
  Net income..................       (14,699)
                                     =======

------------------------

(1) Effective August 6, 1998, A2000 was contributed to UTH as part of the UTH Transaction.

5.  OTHER INVESTMENTS

    MARKETABLE EQUITY SECURITIES OF PARENT, AT FAIR VALUE

    As a result of the UPC Acquisition, a subsidiary of UPC acquired 6,338,302 of United's Class A common shares, as adjusted for United's 2:1 stock split in December 1999, valued at fair market value of 30,317 as of December 11, 1997. In November 1998, UPC used 769,062 shares to acquire an additional 5% interest in each of Tara and PHL. Accordingly, unrealized gains recorded in equity totaling approximately 829, were reversed out of equity and recorded as a realized gain in the consolidated statement of operations. As of December 31, 2000, the fair value of the remaining 5,569,240 shares was 81,724, resulting in a cumulative unrealized gain of 55,115 as of December 31, 2000.

    TERAYON WARRANTS

    UPC acquired warrants from Terayon Communication Systems, Inc. ("Terayon"), a public company, for 2 million shares of Terayon's common stock as a part of a relationship agreement entered into with Terayon in January 2000. The Company recorded the receipt of these warrants in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", whereby an asset representing the fair value of the warrants at the date of receipt was recorded in "other investments" and a credit was recorded to "other long-term liabilities" which is being amortized to income over the term of the relationship agreement. For the year ended December 31, 2000, 12.5 million was amortized and has

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

5.  OTHER INVESTMENTS (CONTINUED)
been reflected in "foreign exchange gain (loss) and other income (expense)" in the accompanying statement of operations.

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Cable distribution networks.................................   3,089,342    1,610,058
Subscriber premises equipment and converters................     440,015      152,713
DTH, MMDS and distribution facilities.......................     218,568       78,772
Office equipment, furniture and fixtures....................     250,918       71,712
Buildings and leasehold improvements........................     132,092      109,147
Other.......................................................      61,636       80,217
                                                              ----------   ----------
                                                               4,192,571    2,102,619
  Accumulated depreciation..................................    (611,032)    (194,205)
                                                              ----------   ----------
  Net property, plant and equipment.........................   3,581,539    1,908,414
                                                              ==========   ==========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                               AS OF DECEMBER 31,
                                                                2000        1999
                                                              ---------   ---------
UPC Nederland...............................................  1,713,365     758,962
UPC Polska..................................................  1,024,469     929,956
UPC Germany.................................................    951,990           -
UPC Sweden..................................................    418,828     427,927
Priority Telecom............................................    363,215           -
UPC NV......................................................    208,540      29,223
Telekabel Group.............................................    180,200     176,694
UPC France..................................................    176,639     117,054
UPC Magyarorszag............................................    118,831      54,725
Kabel Plus..................................................    115,667      84,799
Priority Wireless Group.....................................    108,020           -
UPC Norge...................................................     72,427      84,874
Other.......................................................    106,092      80,866
                                                              ---------   ---------
                                                              5,558,283   2,745,080
  Accumulated amortization..................................   (438,391)   (133,667)
                                                              ---------   ---------
  Net goodwill and other intangible assets..................  5,119,892   2,611,413
                                                              =========   =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

8.  SHORT-TERM DEBT

                                                              AS OF DECEMBER 31,
                                                                2000       1999
                                                              --------   --------
Stjarn Seller's Note........................................        -     99,378
Stjarn Facilities...........................................        -     39,088
Other.......................................................   51,860     24,775
                                                               ------    -------
  Total.....................................................   51,860    163,241
                                                               ======    =======

STJARN SELLER'S NOTE

    In connection with the acquisition of Stjarn in July 1999, UPC paid
USD 100.0 million (99.4 million) in the form of a one year note ("Stjarn Seller's Note") with interest at 8% per annum. In July 2000, the Stjarn seller's note reached maturity. In accordance with the original terms of the note, UPC elected to settle the principal and accrued interest on the note, by issuing 4,056,453 of its ordinary shares A.

STJARN FACILITIES

    In December 1998, Stjarn's parent company, which UPC acquired in July 1999, entered into a SEK 521.0 million (59.1 million) loan agreement to refinance certain debt. On June 30, 2000, the facilities were refinanced by a bridge loan, which UPC repaid with the proceeds from the UPC Distribution Bank Facility.

9.  LONG-TERM DEBT

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
July 1999 Notes.............................................  1,567,212   1,473,840
October 1999 Notes..........................................  1,059,174     985,739
January 2000 Notes..........................................  1,761,130           -
UPC Distribution Bank Facility..............................  2,395,998           -
UPC Senior Credit Facility..................................          -     357,482
UPC Bridge Facility.........................................    750,000           -
@Entertainment Notes........................................    323,275     284,310
UPC Nederland Facilities....................................          -     584,650
UPC France Facilities.......................................          -     145,249
Redeemed DIC loan...........................................          -      39,121
New DIC loan................................................     55,359           -
Other.......................................................    183,953      83,310
                                                              ---------   ---------
                                                              8,096,101   3,953,701
  Less current portion......................................    (17,832)    (50,291)
                                                              ---------   ---------
  Total.....................................................  8,078,269   3,903,410
                                                              =========   =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  LONG-TERM DEBT (CONTINUED)
UPC JULY 1999 SENIOR NOTES AND DISCOUNT NOTES OFFERING (JULY 1999 NOTES)

    In July 1999, UPC closed a private placement bond consisting of USD 800.0 million 10.875% senior notes due 2009, E300.0 million 10.875% senior notes due 2009 and USD 735.0 million 12.5% senior discount notes due 2009. Interest payments on the senior notes are due semi-annually, commencing
February 1, 2000. The senior discount notes were sold at 54.521% of the face amount, yielding gross proceeds of USD 400.7 million. The senior discount notes will accrue, but not pay, interest until February 2005. The USD 800.0 million 10.875% senior notes have been swapped into senior Euro notes totaling
E754.7 million. Of the senior Euro notes, E377.35 million have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.15%, for an initial rate of 7.093%. The remaining E377.35 million have a variable interest rate of EURIBOR + 4.15% (as of December 31, 2000 three months EURIBOR was 4.94%). In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes.

UPC OCTOBER 1999 SENIOR NOTES AND DISCOUNT NOTES OFFERING (OCTOBER 1999 NOTES)

    In October 1999, UPC closed a private placement bond offering consisting of:
USD 252.0 million and E101.0 million of 11 1/4% senior notes due 2009;
USD 200.0 million and E100.0 million of 10 7/8% senior notes due 2007 and USD 478.0 million and E191.0 million aggregate principal amount at maturity of 13 3/8% senior discount notes due 2009. The senior discount notes were sold at 52.306% of the face amount, yielding gross proceeds of USD 250.0 million and E100.0 million. The senior discount notes will accrue, but not pay, interest until November 2004. UPC has entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes with a notional amount totaling E240.2 million, and swapping the USD 200.0 million
10 7/8% coupon into fixed and variable rate Euro notes with a notional amount totaling E190.7 million. Of the E240.2 million senior notes, E120.1 million have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining E120.1 million have a variable interest rate of EURIBOR + 4.80%. Of the E190.7 million senior notes, E95.35 million have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining
E95.35 million have a variable interest of EURIBOR + 4.80% (as of December 31, 2000 three months EURIBOR was 4.94%). In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and discount notes.

JANUARY 2000 SENIOR NOTES AND DISCOUNT NOTES OFFERING (JANUARY 2000 NOTES)

    In January 2000, UPC closed a private placement bond offering consisting of:
USD 300 million of senior notes due 2010 with an 11 1/2% coupon;
USD 600 million and E200 million of senior notes due 2010 with an 11 1/4% coupon; and USD 1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% with a notional value of E297 million until August 2008. In
April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  LONG-TERM DEBT (CONTINUED)

RESTRICTIONS UNDER OUR JULY 1999, OCTOBER 1999 AND JANUARY 2000 INDENTURES

    Our activities are restricted by the covenants of our indentures dated
July 30, October 29, 1999 and January 20, 2000, under which senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

    Under the terms of our indentures, if we raise additional paid-in equity, we will be permitted to incur additional debt.

PCI NOTES (@ENTERTAINMENT NOTES)

    Poland Communications, Inc. ("PCI"), @Entertainment's major operating subsidiary sold USD 130.0 million (129.2 million) aggregate principal amount of senior notes ("PCI Notes") in October 1996. The PCI Notes bear interest at
9 7/8%, payable on May 1 and November 1 of each year. The PCI Notes mature on November 1, 2003.

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

    Pursuant to the terms of the PCI indenture and upon the change of control, @Entertainment was required to offer to repurchase all of the PCI Notes as a result of UPC's acquisition of @Entertainment. Pursuant to the repurchase offer, which expired on November 2, 1999, PCI purchased USD 113.2 million aggregate principal amount of PCI Notes for an aggregate price of USD 114.4 million.

@ENTERTAINMENT 1998 SENIOR DISCOUNT NOTES (@ENTERTAINMENT NOTES)

    In July 1998, @Entertainment sold 252,000 units, each consisting of 14 1/2% senior discount notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of @Entertainment common stock, generating approximately USD 125.1 million (124.3 million) gross proceeds. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants. The senior discount notes are unsubordinated and unsecured obligations of @Entertainment. The senior discount notes will accrete, but not pay, interest until January 2004. Subsequent to the initial private placement of these notes, @Entertainment made a registered offer to exchange these notes for its 1998 senior discount notes ("1998 Senior Discount Notes").

    @Entertainment offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, @Entertainment purchased USD 49.1 million (48.8 million) aggregate principal amount at maturity of @Entertainment 1998 Senior Discount Notes.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  LONG-TERM DEBT (CONTINUED)
    The indenture governing the 1998 Senior Discount Notes has covenants substantially similar to the PCI indenture.

@ENTERTAINMENT 1999 SENIOR DISCOUNT NOTES (@ENTERTAINMENT NOTES)

    In January 1999, @Entertainment sold 256,800 units consisting of 14 1/2% senior discount notes due 2009 and warrants to purchase 1,813,665 shares of @Entertainment's common stock, yielding gross proceeds of approximately USD
100.0 million (99.4 million). In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants. The senior discount notes will accrete, but not pay, interest until August 2004. Subsequent to the initial private placement of these notes, @Entertainment made a registered offer to exchange these notes for its 1999 senior discount notes ("1999 Senior Discount Notes").

    @Entertainment offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, @Entertainment purchased 1999 Senior Discount Notes described above for an aggregate price of USD 26.5 million (26.3 million).

    The indenture governing the 1999 Senior Discount Notes has covenants substantially similar to the PCI indenture.

@ENTERTAINMENT 1999 SERIES C SENIOR DISCOUNT NOTES (@ENTERTAINMENT NOTES)

    On January 20, 1999, @Entertainment sold USD 36.0 million (35.8 million) 7.0% series C senior discount notes ("Series C Senior Discount Notes"), generating approximately USD 9.8 million (9.7 million) of gross proceeds. The Series C Senior Discount Notes are senior unsecured obligations of @Entertainment. The senior discount notes will accrete, but not pay, interest until January 2004.

    The indenture governing the Series C Senior Discount Notes has covenants substantially similar to the PCI indenture.

UPC DISTRIBUTION BANK FACILITY

    In October 2000, UPC closed a E4.0 billion operating and term loan facility ("UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Bank Facilities bear interest at EURIBOR +0.75%-4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. The facility was widely syndicated to a group of more then 50 European and American (Banking) institutions. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling E2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and triple play by UPC's existing cable companies, excluding Polish and German operations. Additional availability, which exceeded borrowings under this facility at the end of 2000 by approximately E400 million, is linked to certain performance tests. Management expects the additional borrowing availability under this facility to increase throughout 2001. As customary for a financing of this nature, certain financial covenants and restrictions on UPC's cable companies' ability to make dividends and or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. UPC was in compliance with these covenants at December 31, 2000. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At the end of 2000, E2.4

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  LONG-TERM DEBT (CONTINUED)
billion was outstanding under this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million. Concurrent with the closing, UPC entered into a cross currency swap to predominantly hedge currency risk.

UPC SENIOR CREDIT FACILITY

    In July 1999, a newly formed subsidiary of UPC, UPC Facility B.V., Telekabel Wien and UPC Norge, as borrowers, and a syndicate of banks executed a Loan and
Note Issuance Agreement for a E1.0 billion multi-currency senior secured credit facility (the "UPC Senior Credit Facility"). In October 2000, UPC repaid this facility with the UPC Distribution Bank Facility.

STAND-BY FACILITY

    At the end of March 2000, a fully committed E2.0 billion stand-by revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. The facility bears interest at EURIBOR +6.0%-7.0%, stepping up after March 31, 2001 with periodic increases capped at an annual rate of 18.0%. Prior to the termination date, on December 31, 2000, this facility was partially drawn for a total amount of 750 million. The facility reaches maturity in March 2007.

UPC NEDERLAND FACILITIES

    UPC Nederland and its subsidiaries have previously entered into bank credit facilities. At December 31, 1999 the total borrowings outstanding through these various bank credit facilities was 584.6 million. The primary purpose of these facilities was to replace a previously existing senior facility and certain shareholder loans. In addition UPC Nederland and its subsidiaries used these facilities to finance capital expenditures, working capital needs and acquisitions. In October 2000, UPC Nederland repaid these facilities with the UPC Distribution Bank Facility.

UPC FRANCE FACILITIES

    At December 31, 1999, UPC France and its subsidiaries had total borrowings outstanding through various bank credit facilities of 145.2 million. Generally the purpose of these facilities was to finance capital expenditures, working capital needs and acquisitions. In April 2000, UPC France refinanced these facilities, which were subsequently repaid, with the UPC Distribution Bank Facility.

MONOR FACILITY

    In September 1997, Monor entered into a USD 42.0 million (41.7 million) term loan facility with a syndicate of banks. On June 30, 2000, this facility was repaid by a bridge loan. In October 2000, UPC repaid the bridge loan with the UPC Distribution Bank Facility.

DIC LOAN

    In November 1998, a subsidiary of DIC loaned UPC USD 90.0 million
(89.4 million) to acquire interests in the Israeli and Maltese systems. The original loan from DIC matured in November 2000 and was secured by UPC's pledge of its ownership interest in the Israeli system. In connection with the loan from DIC, UPC granted the Discount Group, its partner in the Israeli system, an option to acquire USD 90.0 million (89.4 million), plus accrued interest, of ordinary shares A at a price equal to

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  LONG-TERM DEBT (CONTINUED)
90.0% of the initial public offering price, and, if this option is exercised, another option to acquire USD 45.0 million (44.7 million), plus accrued interest, of ordinary shares A at a price equal to the 30-day average closing price of UPC's ordinary shares A on the Stock Market of Amsterdam Exchanges, or the initial public offering price, whichever is higher. At UPC's initial public offering, DIC exercised the first option and acquired 4,675,962 ordinary shares
A. UPC repaid USD 45.0 million (44.7 million) of the loan, plus accrued interest, with proceeds from the option exercise. The other option was exercisable until September 30, 2000. In October 2000, the remaining USD
45.0 million loan was refinanced by a two-year convertible note for the amount of E55 million at an annual interest of 10%. UPC also extended the option to convert the note to UPC shares at the average of the close price in the last 30 trading days before the conversion date, at the option of DIC.

DEBT MATURITIES

    The maturities of the Company's long-term debt are as follows:


For the year ending 2001....................................     17,832
For the year ending 2002....................................     90,762
For the year ending 2003....................................     39,264
For the year ending 2004....................................    361,726
For the year ending 2005....................................    714,661
Thereafter..................................................  6,871,856
                                                              ---------
                                                              8,096,101
Less current portion of long-term debt......................    (17,832)
                                                              ---------
  Total.....................................................  8,078,269
                                                              =========

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                   AS OF DECEMBER 31, 2000    AS OF DECEMBER 31, 1999
                                                   ------------------------   ------------------------
                                                                FAIR MARKET                FAIR MARKET
                                                   BOOK VALUE      VALUE      BOOK VALUE      VALUE
                                                   ----------   -----------   ----------   -----------
Senior Notes July 1999 Offering..................  1,567,212     1,000,300    1,473,840     1,487,582
Senior Notes October 1999 Offering...............  1,059,174       661,538      985,739     1,047,690
Senior Notes January 2000 Offering...............  1,761,130     1,069,144            -             -
UPC Distribution Bank Facility...................  2,395,998     2,395,998            -             -
UPC Senior Credit Facility.......................          -             -      357,482       357,482
UPC Bridge Facility..............................    750,000       750,000            -             -
@Entertainment Notes.............................    323,275       253,901      284,310       320,249
UPC Nederland Facilities.........................          -             -      584,650       584,650
UPC France Facilities............................          -             -      145,249       145,249
DIC loan.........................................     55,359        55,359            -             -
Other............................................    183,953       183,953      122,431       122,432
                                                   ---------     ---------    ---------     ---------
                                                   8,096,101     6,370,193    3,953,701     4,065,334
  Less current portion of long-term debt.........    (17,832)      (17,832)     (50,291)      (50,291)
                                                   ---------     ---------    ---------     ---------
  Total..........................................  8,078,269     6,352,361    3,903,410     4,015,043
                                                   =========     =========    =========     =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY

    In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3-for-2 stock split and an increase in the number of authorized ordinary shares to 200,000,000. The Company's shareholders also approved the issuance to United of 100 priority shares, which have special approval and other rights. In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 preference shares A and 200,000,000 preference shares
B. The par value of all shares was set at Euro 0.30 per share.

    In July 1999, at the annual shareholders' meeting, the shareholders approved the amendment of UPC's Articles of Association to authorize 100 million ordinary shares B with the right to cast 1 vote per share and to increase the voting rights of the newly re-named ordinary shares A (formerly the ordinary shares), the priority shares, the preference shares A and the preference shares B to 100 votes per share. The shareholders also approved an increase in the nominal value of each issued and outstanding ordinary share A and each priority share from E0.30 to E2.0

    At an extraordinary general meeting of shareholders, in March 2000, the shareholders approved the amendment of UPC's Articles of Association to
(i) split each ordinary shares A, priority share, preference share A and preference share B (as of December 31, 1999, with a nominal value of E2.00 each) into three shares with nominal value of E1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of E0.02 each) into three shares with a nominal value of E0.01 each and (iii) pay up an amount of E145.2 million on account of the share premium reserve of the Company. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the 3-for-1 stock split. The change in nominal value has been reflected in the consolidated statement of shareholder's equity as if it occurred at the beginning of 1999.

    At an extraordinary general meeting of shareholders in November 2000, the shareholders approved the amendment of UPC's Articles of Association to create the possibility for UPC to issue preference shares A with a nominal value of E1.00 each. The specific terms and conditions for these shares will be determined in the resolution to issue shares.

GENERAL

    The equity classifications and amounts as stated in these consolidated financial statements do not necessarily reflect the statutory equity of the Company, as the statutory equity is subject to Dutch generally accepted accounting principles. The Dutch statutory equity is the basis for any distributions to shareholders.

UNITED INDENTURE

    As a subsidiary of United, the Company's activities are restricted by the covenants in United's indentures dated February 5, 1998 and April 29, 1999. Among other things, the United indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. The United indentures generally place limitations on the additional amount of debt that we or our subsidiaries or controlled affiliates may borrow, the preferred stock that we or they may issue and the amount and type of investments we may make.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)
INITIAL PUBLIC OFFERING

    During February 1999, the Company successfully completed an initial public offering selling 133.8 million shares on Euronext Amsterdam and Nasdaq National Market System, raising gross and net proceeds from the offering of approximately 1,294.6 million and 1,206.8 million, respectively.

SECONDARY PUBLIC OFFERING OF ORDINARY SHARES A

    In October 1999, UPC closed the offering of 45 million of its ordinary shares A, raising gross and net proceeds from the offering of approximately
896.2 million and 851.3 million, respectively.

CONVERTIBLE CLASS A PREFERENCE SHARES, SERIES 1

    In December 2000, UPC issued 12,400 shares of par value 1.00 convertible class A preference shares, series 1, ("Preference Shares") in a private placement to institutional investors, including United, resulting in gross proceeds to the Company of 1.43 billion. The Preference Shares had an initial liquidation value of 114,770 per share, and accrue dividends at a rate of 8% per annum, compounded quarterly. Prior to May 1, 2010, holders of Preference Shares will not be entitled to receive dividends or distributions. As of May 1, 2010, the holders of Preference Shares will be entitled to a dividend of 9,181.60 per share per annum. Each Preference Share may be converted at the option of the holder at any time after the earlier to occur of (i) September 1, 2001,
(ii) the date on which United completes the acquisition of certain assets of Liberty Media Corporation, and (iii) termination of the agreement dated
June 25, 2000 between UPC, United, Liberty Media International, Inc. and Liberty Media Corporation. The Preference Shares are convertible into Ordinary Shares A equal to the liquidation value divided by an initial conversion price of 34.455 per share. The conversion price is subject to adjustment upon occurance of certain events. UPC has the right to require conversion on or after May 1, 2002, if the closing price of the ordinary shares A has equalled or exceeded 150% of the conversion price for a specified time, or on or after December 1, 2003, if the closing price of the ordinary shares A has equalled or exceeded 130% of the conversion price for a specified time. Subsequent to December 1, 2004, the Preference Shares may be redeemed at UPC's option in cash, ordinary shares A of UPC, or United Class A Common Stock. The Company has granted certain rights to holders of the Preference Shares to have registered under the Securities Act of 1933 the sale of ordinary shares A into which the Preference Shares may be converted.

WARRANTS

    The purchasers of the Preference Shares each received warrants to purchase ordinary shares A of UPC at a price per share equal to 42.546. The aggregate number of warrants issued was 6,020,934. The warrants expire after seven years. The portion of the proceeds from the Preference Shares attributable to the fair value of the warrants was recorded in equity.

MICROSOFT WARRANTS

    On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC granted Microsoft warrants to purchase up to 11,400,000 shares or ADSs at Microsoft's option, at an exercise price of USD 9.33 (E10.6). Half of the warrants are exercisable after one year from issuance for a period of up to three years. The other half of the warrants were to vest and become exercisable based

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)
on certain performance criteria to be established in the definitive agreements. The first half of the warrants were for the right to negotiate the licensing of technology from Microsoft under definitive agreements to be negotiated in the future. UPC recorded as contract acquisition rights approximately 29.2 million associated with the first half of the warrants. The accounting for the cost associated with the second half of the warrants was not initially recognized as it depended on the establishment of the ultimate nature of the performance criteria related to earning these warrants.

    In May 2000, UPC and Microsoft entered into a technology agreement ("Interim Technology Agreement"). The Interim Technology Agreement is effective until either June 30, 2003 or the execution of a definitive technology agreement. The Interim Technology Agreement is non-exclusive and was entered into for the purpose of assisting UPC in delivering interactive TV to UPC customers using a Microsoft platform. The parties have initiated discussions to transform the Interim Technology Agreement into a definitive agreement and during this process some of the initial terms may be changed. Simultaneously with entering into the Interim Technology Agreement, Microsoft announced its intention to exercise the first tranche of warrants and the original warrant agreement was modified to waive the performance criteria on the second tranche of warrants. The total cash exercise price payable by Microsoft upon the exercise of the first tranche of warrants is USD 53.2 million (E60.4 million), which will be offset by a development contribution of USD 20.0 million (E22.7 million) from UPC to Microsoft under the Interim Technology Agreement. The USD 20.0 million
(E22.7 million) payment will be accounted for as a contract acquisition right for the technology associated with the Interim Technology Agreement. The second tranche of warrants is also accounted for as a contract acquisition right of approximately USD 108.2 million (E121.0 million). The amortization period for the remaining contract rights from the first tranche of warrants and the new contract rights from the second tranche of warrants, as well as the USD
20.0 million (E22.7 million) development contribution, will be the three year life of the Interim Technology Agreement. The exercise of the first tranche of warrants has not been completed yet.

STOCK OPTION PLAN

    In 1996, UPC adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the Plan, which are held by the STICHTING ADMINISTRATIEKANTOOR UPC (the "Foundation"), which administers the Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options are convertible into UPC common stock. United appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the Plan provides that even though the options are exercisable immediately, the shares to be issued for options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)
time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. The Company can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by the Company until expiration of the underlying options. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

    For purposes of the pro forma disclosures presented below, UPC has computed the fair values of all options granted during the year ended December 31, 2000 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Risk-free interest rate.....................................     4.60%      5.76%
Expected life regular options...............................   5 years    5 years
Expected volatility.........................................    74.14%     56.82%
Expected dividend yield.....................................        0%         0%

    Based upon Black-Scholes single option model, the total fair value of options granted was approximately 140.8 million for the year ended December 31, 2000. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 2000, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was 40.5 million and 5.9 million for the year ended December 31, 2000 and December 31, 1999, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                               2000                    1999
                                                      ----------------------   --------------------
                                                       NET LOSS    PER SHARE   NET LOSS   PER SHARE
                                                      ----------   ---------   --------   ---------
As reported.........................................  (1,996,408)    (4.56)    (784,298)    (2.08)
                                                      ==========     =====     ========     =====
Pro forma...........................................  (2,036,908)    (4.65)    (790,198)    (2.09)
                                                      ==========     =====     ========     =====

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10.  SHAREHOLDERS' EQUITY (CONTINUED)

    A summary of stock option activity for the Plan is as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                                2000                     1999                     1998
                                       ----------------------   ----------------------   ----------------------
                                                    WEIGHTED-                WEIGHTED-                WEIGHTED-
                                         NUMBER      AVERAGE      NUMBER      AVERAGE      NUMBER      AVERAGE
                                           OF       EXERCISE        OF       EXERCISE        OF       EXERCISE
                                         SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                       ----------   ---------   ----------   ---------   ----------   ---------
                                                     (EUROS)                  (EUROS)                  (EUROS)
Outstanding at beginning of period...  10,955,679      6.94     12,586,500      1.72      6,724,656     1.59
Granted during period................   2,629,762     27.97      4,338,000     14.91      7,029,000     1.83
Cancelled during period..............    (127,486)    21.39       (266,565)     3.44        (42,156)    1.59
Exercised during period..............  (2,225,625)     2.19     (5,702,256)     1.65     (1,125,000)    1.59
                                       ----------     -----     ----------     -----     ----------     ----
Outstanding at end of period.........  11,232,330     12.62     10,955,679      6.94     12,586,500     1.72
                                       ==========     =====     ==========     =====     ==========     ====
Exercisable at end of period(1)......   5,803,659      7.62      4,769,595      3.10     12,586,500     1.72
                                       ==========     =====     ==========     =====     ==========     ====

------------------------

(1) Includes certificate rights as well as options.

    The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                   FOR THE YEAR ENDED                FOR THE YEAR ENDED                FOR THE YEAR ENDED
                                    DECEMBER 31, 2000                 DECEMBER 31, 1999                 DECEMBER 31, 1998
                             -------------------------------   -------------------------------   -------------------------------
                              NUMBER                            NUMBER                            NUMBER
                                OF         FAIR     EXERCISE      OF         FAIR     EXERCISE      OF         FAIR     EXERCISE
EXERCISE PRICE                OPTIONS     VALUE      PRICE      OPTIONS     VALUE      PRICE      OPTIONS     VALUE      PRICE
--------------               ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                               (EUROS)                           (EUROS)                           (EUROS)
Less than market price.....  2,124,486    60.37      24.23       375,000     8.94      16.12             -        -          -
Equal to market price......    359,910    24.25      38.02     3,963,000     8.95      14.79     7,029,000     1.83       1.83
Greater than market
  price....................    145,366    25.89      57.75             -        -          -             -        -          -
                             ---------    -----      -----     ---------     ----      -----     ---------     ----       ----
Total......................  2,629,762    53.52      27.97     4,338,000     8.94      14.91     7,029,000     1.83       1.83
                             =========    =====      =====     =========     ====      =====     =========     ====       ====

    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2000:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                       ------------------------------------------   -----------------------
                                                     WEIGHTED-AVERAGE   WEIGHTED-                 WEIGHTED-
                                        NUMBER OF       REMAINING        AVERAGE     NUMBER OF     AVERAGE
                                         OPTIONS     CONTRACTUAL LIFE   EXERCISE      OPTIONS     EXERCISE
EXERCISE PRICE RANGE (EUROS)           OUTSTANDING       (YEARS)          PRICE     EXERCISABLE     PRICE
----------------------------           -----------   ----------------   ---------   -----------   ---------
                                                                         (EUROS)                   (EUROS)
1.59-2.05............................   4,524,702          2.62            1.83      3,674,474       1.82
9.67-18.17...........................   2,996,379          3.33           12.98      1,180,152      12.56
18.65-20.08..........................   2,631,826          3.98           19.41        753,900      19.44
20.10-75.00..........................   1,079,423          4.24           40.30        195,133      41.32
                                       ----------          ----           -----      ---------      -----
                                       11,232,330          3.28           12.62      5,803,659       7.62
                                       ==========          ====           =====      =========      =====

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10.  SHAREHOLDERS' EQUITY (CONTINUED)
    The Plan was accounted for as a variable plan prior to the initial public offering. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the fair value of the Company's common stock. Subsequent to the initial public offering the Plan has been accounted for as a fixed plan. Compensation expense of
36.2 million, 5.9 million and 121.6 million was recognized for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively.

PHANTOM STOCK OPTION PLAN

    In 1998, the Company adopted a phantom stock option plan (the "Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of the Company's common stock. The rights are granted at fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in
(i) cash, (ii) freely tradable shares of United Class A Common Stock or
(iii) freely tradable shares of its common stock. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradeable shares of stock instead. The Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable. The Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of (88.5) million, 117.4 million and
23.8 million was recognized for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 respectively.

    A summary of stock option activity for the Phantom Plan is as follows:

                                    FOR THE YEAR ENDED           FOR THE YEAR ENDED            FOR THE YEAR ENDED
                                    DECEMBER 31, 2000             DECEMBER 31, 1999            DECEMBER 31, 1998
                                --------------------------   ---------------------------   --------------------------
                                 NUMBER       WEIGHTED-        NUMBER       WEIGHTED-       NUMBER       WEIGHTED-
                                   OF          AVERAGE           OF          AVERAGE          OF          AVERAGE
                                 SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                ---------   --------------   ----------   --------------   ---------   --------------
                                               (EUROS)                       (EUROS)                      (EUROS)
Outstanding at beginning of
  period......................  4,144,563         2.98        6,172,500        1.91                -           -
Granted during period.........    391,641        17.49          585,000        9.67        6,172,500        1.91
Cancelled during period.......   (673,614)        2.99       (1,540,128)       2.00                -           -
Exercised during period.......   (128,222)        3.02       (1,072,809)       1.89                -           -
                                ---------        -----       ----------        ----        ---------        ----
Outstanding at end of
  period......................  3,734,368         4.74        4,144,563        2.98        6,172,500        1.91
                                =========        =====       ==========        ====        =========        ====
Exercisable at end of
  period......................  2,526,369         3.39        1,554,813        2.47        1,411,407        1.84
                                =========        =====       ==========        ====        =========        ====

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    The combined weighted-average fair values and weighted-average exercise prices of options are as follows:

                                      FOR THE YEAR ENDED                 FOR THE YEAR ENDED
                                      DECEMBER 31, 2000                  DECEMBER 31, 1999
                               --------------------------------   --------------------------------
                                 NUMBER       FAIR     EXERCISE     NUMBER       FAIR     EXERCISE
EXERCISE PRICE                 OF OPTIONS    VALUE      PRICE     OF OPTIONS    VALUE      PRICE
--------------                 ----------   --------   --------   ----------   --------   --------
                                                  (EUROS)                            (EUROS)
Less than market price.......    391,641     39.40      17.49             -         -          -
Equal to market price........          -         -          -       585,000      9.67       9.67
                                 -------     -----      -----       -------      ----       ----
Total........................    391,641     39.40      17.49       585,000      9.67       9.67
                                 =======     =====      =====       =======      ====       ====

                                      FOR THE YEAR ENDED
                                      DECEMBER 31, 1998
                               --------------------------------
                                 NUMBER       FAIR     EXERCISE
EXERCISE PRICE                 OF OPTIONS    VALUE      PRICE
--------------                 ----------   --------   --------
                                                  (EUROS)
Less than market price.......          -         -          -
Equal to market price........  6,172,500      1.91       1.91
                               ---------      ----       ----
Total........................  6,172,500      1.91       1.91
                               =========      ====       ====

    The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2000:

                                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                 -----------------------------------------------   ------------------------
                                               WEIGHTED-AVERAGE                                   WEIGHTED
                                  NUMBER OF       REMAINING          WEIGHTED       NUMBER OF     AVERAGE
                                   OPTIONS     CONTRACTUAL LIFE      AVERAGE         OPTIONS      EXERCISE
EXERCISE PRICE RANGE (EUROS)     OUTSTANDING       (YEARS)        EXERCISE PRICE   EXERCISABLE     PRICE
----------------------------     -----------   ----------------   --------------   -----------   ----------
                                                                     (EUROS)                      (EUROS)
1.82...........................   1,925,713          7.21               1.82        1,702,495       1.82
2.05...........................     922,032          7.71               2.05          472,970       2.05
9.67...........................     472,500          8.11               9.67          225,938       9.67
11.4-28.67.....................     414,123          9.23              18.72          124,966      18.47
                                  ---------          ----              -----        ---------      -----
                                  3,734,368          7.67               4.74        2,526,369       3.39
                                  =========          ====              =====        =========      =====

SUBSIDIARY PHANTOM STOCK OPTION PLAN

    As of June 1998, the Company adopted a phantom stock option plan (the "CHELLO Phantom Plan"), which permits the grant of phantom stock rights of CHELLO BROADBAND, a wholly-owned subsidiary of the Company. The rights are granted at an option price equal to the fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The CHELLO Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined in the CHELLO Phantom Plan) of CHELLO and the option price for the portion of the rights vested. The Company, at its sole discretion, may make the required payment in
(i) cash, (ii) freely tradable shares of United Class A Common Stock, (iii) the common stock of UPC, which shall be valued at the closing price on the day before the date the Company makes payment to the option holder, or (iv) the CHELLO's common shares, if they are publicly traded and freely tradable ordinary shares. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of CHELLO's stock instead. It is the intention of the Company to settle all phantom

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)
options through the issuance of ordinary shares. A summary of stock option activity for the CHELLO Phantom Plan is as follows:

                               FOR THE YEAR ENDED           FOR THE YEAR ENDED          FOR THE YEAR ENDED
                               DECEMBER 31, 2000            DECEMBER 31, 1999            DECEMBER 31, 1998
                           --------------------------   --------------------------   -------------------------
                            NUMBER       WEIGHTED-       NUMBER       WEIGHTED-       NUMBER      WEIGHTED-
                              OF          AVERAGE          OF          AVERAGE          OF         AVERAGE
                            SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                           ---------   --------------   ---------   --------------   --------   --------------
                                          (EUROS)                      (EUROS)                     (EUROS)
Outstanding at beginning
  of period..............  2,330,129        4.54          570,000        4.54              -            -
Granted during period....          -        4.54          235,000        4.54        570,000         4.54
Granted during period....    117,438        9.08        1,309,838        9.08              -            -
Granted during period....    804,525           - (1)      355,500           - (1)          -            -
Cancelled during
  period.................   (154,297)       6.27         (128,542)       4.71              -            -
Exercised during
  period.................   (743,632)       6.68          (11,667)       4.54              -            -
                           ---------        ----        ---------        ----        -------         ----
Outstanding at end of
  period.................  2,354,163        8.16 (2)    2,330,129        7.54 (2)    570,000         4.54
                           =========        ====        =========        ====        =======         ====
Vested and exercisable at
  end of period..........    412,768        7.55 (2)      414,913        6.13 (2)     70,625         4.54
                           =========        ====        =========        ====        =======         ====

------------------------

(1) Of the total number of options granted to date the option price in respect of these options is the initial public offering price ("IPO price").

(2) Excluding the shares discussed in (1) above.

    The following table summarizes information about options rights outstanding, vested and exercisable as of December 31, 2000 under the CHELLO Phantom Plan:

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              --------------------------------------------------   --------------------------
                                            WEIGHTED-AVERAGE                                       WEIGHTED
                               NUMBER OF       REMAINING           WEIGHTED         NUMBER OF      AVERAGE
                                OPTIONS     CONTRACTUAL LIFE        AVERAGE          OPTIONS       EXERCISE
EXERCISE PRICE RANGE (EUROS)  OUTSTANDING       (YEARS)        EXERCISE PRICE(2)   EXERCISABLE     PRICE(2)
----------------------------  -----------   ----------------   -----------------   -----------   ------------
                                                                    (EUROS)                        (EUROS)
4.54.......................      246,722          6.97                4.54             69,482        4.54
9.08.......................      973,116          8.56                9.08            137,363        9.08
-(1).......................    1,134,325          9.03                   -            205,923           -
                               ---------          ----               -----          ---------       -----
                               2,354,163          8.62                8.16            412,768        7.55
                               =========          ====               =====          =========       =====

------------------------

(1) Of the total number of options granted to date, the option price in respect of these options is the Initial Public Offering price ("IPO price").

(2) Excluding the shares discussed in (1) per above.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    The CHELLO Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of (27.7) million, 69.4 million and 1.0 million was recognized for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively. The Company's estimate of the fair value of its ordinary stock as of December 31, 2000 utilized in recording compensation expense and deferred compensation expense under the CHELLO Phantom plan was E21.00 per share.

SUBSIDIARY STOCK OPTION PLAN

    In June 1999, The Company adopted a stock plan (the "CHELLO Plan"). Under the CHELLO Plan, the Company's Supervisory Board's may grant stock options to the Company's employees at fair market value at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the CHELLO Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four year period from date to grant. If the employee's employment terminates, other than in case of death, disability or the like, for a so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The CHELLO plan also provides that, in case of a change in control, the Company has the right to require a foundation to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change in its control.

    For purposes of the pro forma disclosures presented below, CHELLO has computed the fair values of all options granted during the year ended
December 31, 2000 and the year ended December 31, 1999, using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Risk-free interest rate.....................................    3.41%      3.41%
Expected life regular options...............................  5 years    5 years
Expected volatility.........................................      95%        95%
Expected dividend yield.....................................       0%         0%

    The total fair value of options granted under the CHELLO plan was 3,707 for the year ended December 31, 1999 and nil for the year ended December 31, 2000. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeitured prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 1999 and December 31, 2000, respectively, pro forma

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)
stock-based compensation, net of the effect of the forfeitures was 726 and 741 respectively. The stock-based compensation had the following pro forma effect on net income (in thousands):

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                               2000                    1999
                                                      ----------------------   --------------------
                                                                   NET LOSS               NET LOSS
                                                       NET LOSS    PER SHARE   NET LOSS   PER SHARE
                                                      ----------   ---------   --------   ---------
As reported.........................................  (1,996,408)    (4.56)    (784,298)    (2.08)
                                                      ==========     =====     ========     =====
Pro Forma...........................................  (1,997,149)    (4.56)    (785,024)    (2.08)
                                                      ==========     =====     ========     =====

    A summary of stock option activity for the chello Stock Option Plan is as follows:

                                                     FOR THE YEAR ENDED          FOR THE YEAR ENDED
                                                      DECEMBER 31, 2000           DECEMBER 31, 1999
                                                  -------------------------   -------------------------
                                                   NUMBER      WEIGHTED-       NUMBER      WEIGHTED-
                                                     OF         AVERAGE          OF         AVERAGE
                                                   SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                  --------   --------------   --------   --------------
                                                                (EUROS)                     (EUROS)
Outstanding at beginning of period..............  300,000         9.08               -           -
Granted during period...........................        -            -         550,000        9.08
Cancelled during period.........................        -            -               -           -
Exercised during period.........................        -            -        (250,000)       9.08
                                                  -------         ----        --------        ----
Outstanding at end of period....................  300,000         9.08         300,000        9.08
                                                  =======         ====        ========        ====
Vested at end of period.........................  240,625(1)      9.08         103,125        9.08
                                                  =======         ====        ========        ====

------------------------

(1) Of the number of vested options, 109,375 options are already exercised, these are included in the exercised options during 1999.

    The weighted-average remaining contractual life for these options is
3.25 years as of December 31, 2000.

SUBSIDIARY STOCK OPTION PLAN

    In 2000, PRIORITY TELECOM adopted a stock option plan (the "Priority Plan") for employees and those of its subsidiaries. From the outstanding PRIORITY TELECOM stock (248,712,142 shares), 192,883,659 is held by UPC, 8,003,152 is held in escrow on behalf of the ex-Cignal shareholders 23,815,877 is held by the Foundation for the execution of the Priority Plan and the warrant and unit option agreements and 24,009,454 shares are held by the former Cignal Shareholders. There are approximately 20 million shares available for the granting of options under the Priority Plan, which are held by the PRIORITY TELECOM Foundation, which administers the Priority Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of an initial public offering, any certificates issued to employees who have exercised their options are convertible into PRIORITY TELECOM common stock. PRIORITY TELECOM appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for any new grants of

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. SHAREHOLDERS' EQUITY (CONTINUED)
options is four years, vesting in equal monthly increments. The Supervisory Board of UPC may alter these vesting schedules in its discretion. The Plan provides that, in the case of change of control, the acquiring company has the right to require PRIORITY TELECOM to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

    In connection with the acquisition of Cignal Global Communications ("Cignal") by PRIORITY TELECOM, options were granted to the former Cignal employees. No other grants were made under the PRIORITY TELECOM Plan during 2000. The fair value of the exercise portion of the options granted to the former Cignal employees has been included in the aggregate purchase price for Cignal.

    A summary of stock option activity for the Priority Plan is as follows:

                                                                  FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2000
                                                              --------------------------
                                                               NUMBER       WEIGHTED-
                                                                 OF          AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
                                                                             (EUROS)
Outstanding at beginning of period..........................          -           -
Granted during period.......................................  6,408,260        3.65
Cancelled during period.....................................          -           -
Exercised during period.....................................          -           -
                                                              ---------        ----
Outstanding at end of period................................  6,408,260        3.65
                                                              =========        ====
Exercisable at end of period................................  3,388,694        2.23
                                                              =========        ====

11. COMMITMENTS AND CONTINGENCIES

    The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled 87,392, 19,365 and 3,656 for the years ended
December 31, 2000, December 31, 1999 and December 31, 1998, respectively.

    The Company has operating lease obligations as follows:

For the year ending 2001....................................   64,392
For the year ending 2002....................................   50,691
For the year ending 2003....................................   40,506
For the year ending 2004....................................   33,166
For the year ending 2005....................................   28,576
For the year ending 2006 and thereafter.....................   95,163
                                                              -------
  Total.....................................................  312,494
                                                              =======

    LEASES

    UPC has entered into various short- and long-term agreements with third parties, varying in term from 3 to 15 years, for indefeasible rights of use ("IRU's") on fiber optic cable as well as for operational leases. Under these agreements UPC has commitments for discounted future minimum

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) lease payments, and for operation and maintenance charges, which total approximately E76.0 million as of December 31, 2000.

    A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. As of December 31, 2000, these leases had an aggregate maximum commitment of approximately USD 208.1 million (224.1 million) over the next seven years.

    UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately USD 107.9 million (116.2 million) payable in monthly installments based on capacity used.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

    UPC Polska has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital direct-to-home ("DTH") and cable systems. At December 31, 2000, UPC Polska had an aggregate minimum commitment in relation to these agreements of approximately USD 267.8 million (288.4 million) over the next seven years, approximating USD 65.2 million (70.2 million) in 2001, USD 54.3 million (58.5 million) in 2002, USD 35.0 million (37.7 million) in 2003, USD 21.1 million (22.7 million) in 2004 and USD 13.4 million
(14.4 million) in 2005, USD 78.9 million (85.0 million) in 2006 and thereafter.

PURCHASE COMMITMENTS

    As of December 31, 2000, a subsidiary of UPC had an aggregate minimum commitment toward the purchase of the DTH reception systems from Philips Business Electronics B.V. of approximately USD 18.8 million (20.2 million) over the next two years.

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

12. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's business has historically been derived from cable television. Commencing in 1998, the Company began launching telephone and internet services over parts of its upgraded network. The Company is managed internally as three primary businesses, UPC Distribution, UPC Media and PRIORITY TELECOM. In addition, Corporate, IT and Other is a separate segment. UPC Distribution focuses on providing cable television, DTH, internet and telephone services to residential customers and is comprised of the local operating systems. cHELLO BROADBAND serves as the internet access provider, and was recently combined with the programming businesses led by UPC tv under one management team as UPC Media. PRIORITY TELECOM is focused on providing services to business customers.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

    The Company evaluates performance and allocates resources based on the results of these business units. The key operating performance criteria used in this evaluation includes revenue growth and operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"). Management generally considers Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies

    A summary of the segment information by geographic area is as follows:

                                                  REVENUE FOR THE YEAR ENDED DECEMBER 31, 2000
                       ---------------------------------------------------------------------------------------------------
                         CABLE                  INTERNET/                            CORPORATE,
                       TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER   INTERCOMPANY     TOTAL
                       ----------   ---------   ---------   --------   -----------   ----------   ------------   ---------
Corporate............          -           -           -          -           -        3,662               -         3,662
UPCtv................          -           -           -          -       9,573            -          (6,325)        3,248
CHELLO...............          -           -      31,972          -           -            -         (31,302)          670
PRIORITY TELECOM.....          -      27,876           -          -           -            -               -        27,876
Distribution:
  The Netherlands....    217,450     103,402      38,516          -           -          572               -       359,940
  Austria............     83,087      34,306      27,714          -           -            -               -       145,107
  Belgium............     15,749       1,437       4,642          -           -            -               -        21,828
  Czech Republic.....     25,912         965         272      1,018           -        3,200               -        31,367
  Norway.............     49,048       3,863       3,107          -           -            -               -        56,018
  Hungary............     47,448      21,780         459      1,436           -           11               -        71,134
  France.............     58,637      10,203       2,804          -           -            5               -        71,649
  Poland.............     74,709           -           4     55,653      61,657            -         (59,887)      132,136
  Sweden.............     33,559           -       6,396          -           -            -               -        39,955
  Germany............     10,520          11          17          -           -        1,483               -        12,031
  Other..............     23,863           -           -        341           -            -               -        24,204
                         -------     -------     -------     ------      ------        -----        --------     ---------
Total................    639,982     203,843     115,903     58,448      71,230        8,933         (97,514)    1,000,825
                         =======     =======     =======     ======      ======        =====        ========     =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                  REVENUE FOR THE YEAR ENDED DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------------------------
                         CABLE                  INTERNET/                            CORPORATE,
                       TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER   INTERCOMPANY     TOTAL
                       ----------   ---------   ---------   --------   -----------   ----------   ------------   ---------
Corporate............          -           -           -          -           -        6,063               -         6,063
UPCtv................          -           -           -          -       1,051            -               -         1,051
CHELLO...............          -           -       7,323          -           -            -          (7,323)            -
PRIORITY TELECOM.....          -           -           -          -           -            -               -             -
Distribution:
  The Netherlands....    110,618      30,275       8,144          -           -          312               -       149,349
  Austria............     79,151       6,920      12,865          -           -            -               -        98,936
  Belgium............     14,875           -       2,360          -           -            -               -        17,235
  Czech Republic.....      7,075         171           -          -           -          985               -         8,231
  Norway.............     46,492         345         534          -           -            -               -        47,371
  Hungary............     33,270           -         118          -           -            -               -        33,388
  France.............     26,015       2,562         558          -           -            -               -        29,135
  Poland.............     25,375           -           -      7,728      13,999            -         (11,408)       35,694
  Sweden.............     12,605           -         476          -           -            -               -        13,081
  Germany............          -           -           -          -           -            -               -             -
  Other..............      7,872           -           -          -           -           95               -         7,967
                         -------     -------     -------     ------      ------        -----        --------     ---------
Total................    363,348      40,273      32,378      7,728      15,050        7,455         (18,731)      447,501
                         =======     =======     =======     ======      ======        =====        ========     =========

                                                  REVENUE FOR THE YEAR ENDED DECEMBER 31, 1998
                       ---------------------------------------------------------------------------------------------------
                         CABLE                  INTERNET/                            CORPORATE,
                       TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER   INTERCOMPANY     TOTAL
                       ----------   ---------   ---------   --------   -----------   ----------   ------------   ---------
Corporate............          -           -           -          -           -        7,835               -         7,835
UPCtv................          -           -           -          -           -            -               -             -
CHELLO...............          -           -           -          -           -            -               -             -
PRIORITY TELECOM.....          -           -           -          -           -            -               -             -
Distribution:
  The Netherlands....     14,923         175           -          -           -            -               -        15,098
  Austria............     76,906          66       3,416          -           -            -               -        80,388
  Belgium............     14,831           -         706          -           -        1,154               -        16,691
  Czech Republic.....      4,043           -           -          -           -            -               -         4,043
  Norway.............     41,879           -         173          -           -            -               -        42,052
  Hungary............     12,572           -           -          -           -            -               -        12,572
  France.............      3,657           -           -          -           -            -               -         3,657
  Poland.............          -           -           -          -           -            -               -             -
  Sweden.............          -           -           -          -           -            -               -             -
  Germany............          -           -           -          -           -            -               -             -
  Other..............      2,635           -           -          -         611            -               -         3,246
                         -------     -------     -------     ------      ------        -----        --------     ---------
Total................    171,446         241       4,295          -         611        8,989               -       185,582
                         =======     =======     =======     ======      ======        =====        ========     =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                ADJUSTED EBITDA FOR THE YEAR ENDED DECEMBER 31, 2000
                                 -----------------------------------------------------------------------------------
                                   CABLE                  INTERNET/                            CORPORATE,
                                 TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER    TOTAL
                                 ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate......................          -           -           -          -            -      (110,710)   (110,710)
UPCtv..........................          -           -           -          -      (63,747)            -     (63,747)
CHELLO.........................          -           -    (126,523)         -            -        (3,086)   (129,609)
PRIORITY TELECOM...............          -     (50,881)          -          -            -             -     (50,881)
Distribution:
  The Netherlands..............    109,968     (57,263)    (24,292)         -            -       (15,158)     13,255
  Austria......................     42,612      (7,578)        794          -            -             -      35,828
  Belgium......................      4,546         (32)     (5,392)         -            -            99        (779)
  Czech Republic...............      4,261          49         112     (5,118)           -         1,237         541
  Norway.......................     18,425     (11,526)     (3,129)         -            -          (344)      3,426
  Hungary......................     16,696      12,207      (3,607)    (6,284)           -            11      19,023
  France.......................     14,328     (24,181)     (9,871)         -            -        (4,972)    (24,696)
  Poland.......................      1,576           -      (1,947)    (5,851)     (52,670)       (2,517)    (61,409)
  Sweden.......................      9,982      (3,838)     (8,661)         -            -             -      (2,517)
  Germany......................      4,997         (52)        (93)         -            -           418       5,270
  Other........................      8,578           -      (2,560)    (2,202)           -            (8)      3,808
                                   -------    --------    --------    -------     --------      --------    --------
Total..........................    235,969    (143,095)   (185,169)   (19,455)    (116,417)     (135,030)   (363,197)
                                   =======    ========    ========    =======     ========      ========    ========

                                                ADJUSTED EBITDA FOR THE YEAR ENDED DECEMBER 31, 1999
                                 -----------------------------------------------------------------------------------
                                   CABLE                  INTERNET/                            CORPORATE,
                                 TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER    TOTAL
                                 ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate......................          -           -           -          -            -       (40,273)    (40,273)
UPCtv..........................          -           -           -          -      (15,694)            -     (15,694)
CHELLO.........................          -           -     (58,278)         -            -             -     (58,278)
PRIORITY TELECOM...............          -      (5,436)          -          -            -             -      (5,436)
Distribution:
  The Netherlands..............     45,270     (13,260)     (4,255)         -            -         1,424      29,179
  Austria......................     42,226     (10,776)        220          -            -             -      31,670
  Belgium......................      3,715         (51)     (2,078)         -            -             -       1,586
  Czech Republic...............     (1,061)         51           -          -            -           382        (628)
  Norway.......................     19,485      (6,720)     (4,865)         -            -             -       7,900
  Hungary......................     11,029           -        (245)         -            -             -      10,784
  France.......................     (1,659)     (5,586)     (2,229)         -            -           (63)     (9,537)
  Poland.......................     (8,797)          -           -    (26,465)     (34,406)       (2,835)    (72,503)
  Sweden.......................      4,305        (127)     (3,847)         -            -             -         331
  Germany......................          -           -           -          -            -             -           -
  Other........................      1,996        (194)       (690)         -            -           (40)      1,072
                                   -------    --------    --------    -------     --------      --------    --------
Total..........................    116,509     (42,099)    (76,267)   (26,465)     (50,100)      (41,405)   (119,827)
                                   =======    ========    ========    =======     ========      ========    ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                ADJUSTED EBITDA FOR THE YEAR ENDED DECEMBER 31, 1998
                                 -----------------------------------------------------------------------------------
                                   CABLE                  INTERNET/                            CORPORATE,
                                 TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER    TOTAL
                                 ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate......................          -           -           -          -            -        (5,225)     (5,225)
UPCtv..........................          -           -           -          -         (350)            -        (350)
CHELLO.........................          -           -      (7,194)         -            -             -      (7,194)
PRIORITY TELECOM...............          -      (1,595)          -          -            -             -      (1,595)
Distribution:
  The Netherlands..............     10,024          48         (49)         -            -             -      10,023
  Austria......................     40,767      (1,941)     (2,064)         -            -             -      36,762
  Belgium......................      6,830           -        (947)         -            -           136       6,019
  Czech Republic...............       (856)          -           -          -            -             -        (856)
  Norway.......................     16,633        (680)       (957)         -            -             -      14,996
  Hungary......................      4,533           -           -          -            -             -       4,533
  France.......................     (1,132)     (1,081)        (91)         -            -             -      (2,304)
  Poland.......................          -           -           -          -            -             -           -
  Sweden.......................
  Germany......................          -           -           -          -            -             -           -
  Other........................       (199)          -          21          -       (4,220)          156      (4,242)
                                   -------    --------    --------    -------     --------      --------    --------
Total..........................     76,600      (5,249)    (11,281)         -       (4,570)       (4,933)     50,567
                                   =======    ========    ========    =======     ========      ========    ========

    Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Adjusted EBITDA.............................................    (363,197)  (119,827)    50,567
Depreciation and amortization...............................    (718,669)  (266,070)   (85,150)
Stock-based compensation....................................      79,995   (192,710)  (146,402)
                                                              ----------   --------   --------
  Net operating loss........................................  (1,001,871)  (578,607)  (180,985)
Interest income.............................................      44,345     20,104      3,357
Interest expense............................................    (753,231)  (178,448)   (47,355)
Foreign exchange gain (loss) and other income (expense),
  net.......................................................    (181,285)   (21,060)    (1,606)
                                                              ----------   --------   --------
  Net loss before income taxes and other items..............  (1,892,042)  (758,011)  (226,589)
Share in results of affiliated companies, net...............    (116,690)   (29,760)   (28,962)
Minority interests in subsidiaries..........................      23,887      1,651        523
                                                              ----------   --------   --------
  Net loss before income taxes..............................  (1,984,845)  (786,120)  (255,028)
                                                              ==========   ========   ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                              INVESTMENTS IN AFFILIATES             LONG-LIVED ASSETS
                                            ------------------------------   --------------------------------
                                                     DECEMBER 31,                      DECEMBER 31,
                                            ------------------------------   --------------------------------
                                              2000       1999       1998       2000        1999        1998
                                            --------   --------   --------   ---------   ---------   --------
Corporate.................................  656,730    188,930    223,737      245,988      31,612     2,346
UPCtv.....................................    5,132      2,728          -       44,422      20,492         -
CHELLO....................................        -          -          -       86,367      21,482     2,079
PRIORITY TELECOM..........................    3,937          -          -      114,364         444        14
Distribution:
  The Netherlands.........................    1,432     31,276          -    1,222,497     726,812         -
  Austria.................................        -          -          -      271,248     178,534   120,542
  Belgium.................................        -          -          -       22,778      23,042    23,635
  Czech Republic..........................        -        549          -      116,753      79,847     7,493
  Norway..................................        -          -          -      186,051      99,691    54,319
  Hungary.................................        3         92          -      212,456     111,997    22,974
  France..................................        -          -          -      570,824     317,467    34,587
  Poland..................................   17,480     19,272          -      299,459     217,423         -
  Sweden..................................        -          -          -       68,447      47,882         -
  Germany.................................      571          -          -       78,991           -         -
  Other...................................        3          -          -       40,894      31,689     5,639
                                            -------    -------    -------    ---------   ---------   -------
Total.....................................  685,288    242,847    223,737    3,581,539   1,908,414   273,628
                                            =======    =======    =======    =========   =========   =======

                                                       CAPEX                          TOTAL ASSETS
                                          -------------------------------   ---------------------------------
                                                   DECEMBER 31,                       DECEMBER 31,
                                          -------------------------------   ---------------------------------
                                            2000        1999       1998        2000        1999        1998
                                          ---------   --------   --------   ----------   ---------   --------
Corporate...............................    247,372    31,758      5,788     2,775,411   1,932,378   257,413
UPCtv...................................     35,128    20,206         25        70,043      28,427        48
CHELLO..................................     85,169    25,047      2,082       118,746      36,609     3,003
PRIORITY TELECOM........................    160,249       430         24       630,418       4,164        79
Distribution:
  The Netherlands.......................    379,394   189,673     11,174     2,929,364   1,526,945         -
  Austria...............................    143,395    89,779     39,081       464,174     354,120   292,593
  Belgium...............................     10,531     8,047     10,162        46,463      47,528    49,612
  Czech Republic........................     31,088     2,373        472       231,122     158,812     9,861
  Norway................................    107,453    54,403     23,332       319,324     243,451   187,882
  Hungary...............................    126,828    36,876      6,537       376,722     214,108    74,547
  France................................    243,017    67,321     26,009       914,385     495,673    43,818
  Poland................................    133,742    40,450          -     1,316,945   1,211,373         -
  Sweden................................     16,407    11,903          -       453,231     471,944         -
  Germany...............................      4,105         -          -     1,044,344           -         -
  Other.................................     12,616     4,987      3,134       111,679      76,740    19,461
                                          ---------   -------    -------    ----------   ---------   -------
Total...................................  1,736,494   583,253    127,820    11,802,371   6,802,272   938,317
                                          =========   =======    =======    ==========   =========   =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    The Company is in the process of finalizing the carve-out of certain CLEC-related assets from UPC Distribution. As this process is not yet finalized the respective assets are still presented as part of UPC Distribution.

                                                                DEPRECIATION AND AMORTIZATION
                                                              ---------------------------------
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Corporate...................................................   (31,286)     (1,542)     (4,301)
UPCtv.......................................................    (5,676)     (2,435)          -
CHELLO......................................................   (19,846)     (3,678)          -
Priority Telecom............................................   (17,268)     (1,401)        (10)
Distribution:
  The Netherlands...........................................  (257,223)    (86,664)     (6,259)
  Austria...................................................   (62,547)    (40,035)    (35,069)
  Belgium...................................................   (10,211)     (9,157)     (9,296)
  Czech Republic............................................   (18,165)     (3,837)     (3,495)
  Norway....................................................   (34,395)    (30,873)    (20,564)
  Hungary...................................................   (25,253)     (7,999)     (3,052)
  France....................................................   (65,051)    (21,071)     (1,874)
  Poland....................................................  (117,705)    (37,731)          -
  Sweden....................................................   (37,461)    (14,189)          -
  Germany...................................................    (4,535)          -           -
  Other.....................................................   (12,047)     (5,458)     (1,230)
                                                              --------    --------     -------
  Total.....................................................  (718,669)   (266,070)    (85,150)
                                                              ========    ========     =======

13. INCOME TAXES

    To the extent UPC qualifies as a Dutch holding company it may benefit from the so-called participation exemption. The participation exemption is a facility in Dutch corporate tax law which allows a Dutch company to exempt any dividend income and capital gains in relation with its participation in subsidiaries. Capital losses are also exempted, apart from liquidation losses (under stringent conditions). All costs incurred at the UPC level which relate to an investment in a foreign subsidiary such as interest expense on loans used for the financing of the investment in the foreign subsidiary are not tax deductible. In addition, currency gains and losses on these loans are excluded from the calculation of corporation taxation.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

13. INCOME TAXES (CONTINUED)
    The significant components of the net deferred tax liability are as follows:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
DEFERRED TAX ASSETS:
Tax net operating loss carryforward.........................   718,837    275,470
Stock-based compensation....................................     7,890     35,888
Accrued interest............................................    39,217     14,330
Foreign currency effects....................................    61,952     22,969
Property, plant and equipment, net..........................     6,343          -
Other.......................................................     4,711     14,183
                                                              --------   --------
  Total deferred tax assets.................................   838,950    362,840
Valuation allowance.........................................  (829,216)  (354,236)
                                                              --------   --------
  Deferred tax assets, net of valuation allowance...........     9,734      8,604
                                                              --------   --------
DEFERRED TAX LIABILITIES:
Intangible assets...........................................   (18,533)   (18,565)
Property, plant and equipment, net..........................         -     (6,000)
                                                              --------   --------
  Total deferred tax liabilities............................   (18,533)   (24,565)
                                                              --------   --------
  Deferred tax liabilities, net.............................    (8,799)   (15,961)
                                                              ========   ========

    The deferred tax liabilities are included in "other long-term liabiliies" on the balance sheet.

    The difference between income tax expense provided for in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Expected income tax benefit at the Dutch statutory rate of
  35%.......................................................  (662,215)   (265,304)    (79,306)
Tax effect of permanent and other differences:
  Change in valuation allowance.............................   433,458     244,910      23,357
  Non-deductible expenses...................................    28,247      28,647      53,512
  International rate differences............................    44,514         783       1,597
  Provision on investment...................................         -           -         989
  Goodwill amortization.....................................    95,988      36,515           -
  Non-deductible interest...................................    64,251           -           -
  Capitalized costs.........................................    (7,127)    (47,063)          -
  Other.....................................................     6,814        (310)        402
                                                              --------    --------     -------
    Total income tax expense (benefit)......................     3,930      (1,822)        551
                                                              ========    ========     =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

13. INCOME TAXES (CONTINUED)

    The benefits of tax loss carry forwards arise primarily in the Netherlands, Czech Republic, Poland, Norway and Austria. The benefit of the tax loss carry forwards of Poland, Czech Republic and Norway aggregating to 182,391 as of December 31, 2000 will expire. The benefit of the tax loss carry forwards of The Netherlands and Austria, aggregating to 407,597 as of December 31, 2000 have no expiration date.

14. RELATED PARTY

AGREEMENT WITH UNITED

    In February 1999, United and the Company became parties to a Management Service Agreement (the "United Service Agreement"), with an initial term through 2009, pursuant to which United will provide services such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. Under the United Service Agreement, the Company will pay United a fixed amount each month (initially USD 0.3 million). After the first year of the United Service Agreement, the fixed amount may be adjusted from time to time by United to allocate corporate level expenses among United's operating companies, including UPC, taking into account the relative size of the operating companies and their estimated use of United resources. In addition, UPC will continue to reimburse United for costs incurred by United which are directly attributable to UPC. The United Service Agreement also specifies the basis upon which United may second certain of its employees to UPC. The Company generally is responsible for all costs incurred by United with respect to any seconded employee's employment and severance.

RELATED PARTY PAYABLES

    The Company classifies any unpaid invoices related to seconded employee expenses or other expenses incurred by United on the Company's behalf as related party payables on the balance sheet.

LOANS TO EMPLOYEES

    In 1996, UPC loaned certain employees of the Company amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to the Company is presented in the consolidated financial statements net of the Company's obligation to the employees under the plan. As of December 31, 2000 and 1999, the receivable from employees, including accrued interest totaled 5,140 and 12,115, respectively.

NOTE PAYABLE TO SHAREHOLDER

    UPC entered into two promissory notes with United of USD 100.0 million (March 1998) and USD 20.0 million (July 1998). UPC borrowed USD 70.0 million and USD 16.0 million, respectively, under these two notes. In 1999, UPC repaid
USD 60.0 million (54.5 million) of the indebtedness outstanding under the USD 100.0 million note and all of the indebtedness outstanding under the USD 20.0 million note with proceeds form the initial public offering. In December 1999, the remaining balance, 6.8 million, including accrued interest, of the United loan was converted into equity.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

14. RELATED PARTY (CONTINUED)
UPC CORPORATE FACILITY

    In August 2000, UPC entered into an unsecured USD 200.0 million bridge facility with United, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. UPC repaid this facility from proceeds from the sale of the Preference Shares.

    In November 2000, UPC entered into an unsecured USD 250.0 million bridge facility with United, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. UPC repaid this facility from proceeds from the sale of the Preference Shares.

15. SUBSEQUENT EVENTS

RIGHTS OFFERING

    On February 23, 2001, UPC announced that it plans to launch a E1.0 billion rights offering. Under the terms of the rights offering the Company would distribute, on a pro rata basis, to all of its ordinary shares A stockholders of record as of a date to be determined, transferable rights to purchase ordinary shares A to be newly issued at a price of E8.00 per share. United has agreed to purchase its full pro rata share of the class A shares offered in the rights offering and to ``backstop" the rights offering by purchasing additional common shares not purchased by other shareholders. To the extent that rights are taken up by shareholders other than United, UPC will raise an additional amount equal to the subscription value of the shares purchased by those shareholders, in a private placement of class A shares directly to UGC. The price of this placement will be set at E11.40 per share, the average closing price of UPC shares over the five trading days ended February 21, 2001. In the event that the rights offering is fully subscribed, UPC would raise a total of approximately
E1.5 billion.

    The rights offering and placement of ordinary shares A to United replaces the previously announced acquisition of the economic rights to a 25% shareholding in Telewest plc from United. This transaction has been terminated by mutual consent.

    The implementation of the equity issue is conditional on a separate transaction involving a subscription for United convertible preference shares by Liberty Media Corp (``Liberty"). This transaction between UGC and Liberty is itself subject to certain regulatory approvals.

ANNOUNCEMENT OF MERGER WITH PRIMACOM

    On March 29, 2001, the Company announced an agreement with PrimaCom to merge it's German assets, including EWT/TSS and the TeleColumbus option, as well as its Alkmaar subsidiary located in the Netherlands, with those of Primacom. The proposed transaction is subject to approval by the PrimaCom shareholders, as well as various regulatory and other approvals. The merger is expected to close in the third quarter of 2001.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. BASIC NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Net loss....................................................  (1,988,775)  (784,298)  (255,579)
Accretion of Series 1 convertible preferred stock...........      (7,633)         -          -
                                                              ----------   --------   --------
Basic net loss attributable to common shareholders..........  (1,996,408)  (784,298)  (255,579)
                                                              ==========   ========   ========

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         2000
                                                       -----------------------------------------
                                                        FIRST      SECOND     THIRD      FOURTH
                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                       --------   --------   --------   --------
Service and other revenue............................   199,600    237,989    257,877    305,359
Net operating loss...................................  (240,146)  (157,723)  (280,523)  (323,479)
Net loss.............................................  (467,371)  (368,157)  (639,503)  (513,744)
Basic net loss attributable to common shareholders...  (467,371)  (368,157)  (639,503)  (521,377)
Basic and diluted net loss per ordinary share........     (1.07)     (0.84)     (1.46)     (1.18)

                                                                          1999
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
Service and other revenue.............................   67,532      83,103    125,518    171,348
Net operating loss....................................  (38,924)    (66,660)  (116,294)  (356,729)
Net loss..............................................  (63,773)    (72,891)  (170,425)  (477,209)
Basic and diluted net loss per ordinary share.........    (0.20)      (0.19)     (0.44)     (1.12)

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item appears in our Proxy Statement for our 2001 Annual Meeting to be filed within 30 days of the date of this Annual report on Form 10-K and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item appears in our Proxy Statement for our 2001 Annual Meeting to be filed within 30 days of the date of this Annual report on Form 10-K and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item appears in our Proxy Statement for our 2001 Annual Meeting to be filed within 30 days of the date of this Annual report on Form 10-K and is hereby incorporated by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS

    The information required by this item appears in our Proxy Statement for our 2001 Annual Meeting to be filed within 30 days of the date of this Annual report on Form 10-K and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
UNITED PAN-EUROPE COMMUNICATIONS N.V.
    Report of Independent Accountants.......................       51
    Consolidated Balance Sheets as of December 31, 2000 and
     December 31, 1999......................................       52
    Consolidated Statements of Operations for the Years
     Ended December 31, 2000, December 31, 1999 and December
     31, 1998 (Post-Acquisition)............................       54
    Consolidated Statements of Shareholders' Equity
     (Deficit) for the Years Ended December 31, 2000,
     December 31, 1999 and December 31, 1998
     (Post-Acquisition).....................................       55
    Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2000, December 31, 1999 and December
     31, 1998 (Post-Acquisition)............................       57
    Notes to Consolidated Financial Statements..............       59

UNITED TELEKABEL HOLDINGS
    Independent Auditors' Report............................      121
    Consolidated Balance Sheet as of December 31, 1998......      123
    Consolidated Statement of Operations from August 6, 1998
     (commencement of operations) until December 31, 1998...      124
    Consolidated Statement of Cash Flows from August 6, 1998
     (commencement of operations) until December 31, 1998...      125
    Notes to Consolidated Financial Statements..............      126

(B) REPORTS ON FORM 8-K

                                                                                           FINANCIAL
DATE OF REPORT                ITEM REPORTED                                                STATEMENTS FILED
--------------                -------------                                                ----------------
7 December 2000               Item 5-Closing of sale of preference shares and              None
                              warrants

(C)    EXHIBITS

3.1(a)  Amended and Restated Articles of Association of UPC(1)

3.1(b)  Amendment to the Articles of Association of UPC dated March
        17, 2000(2)

3.1(c)  Amendment to the Articles of Association of UPC dated
        December 7, 2000(3)

4.1     Form of Deposit Agreement(4)

4.2 Excerpt from unanimous resolution of the Board of Management of UPC setting forth the terms of the Series 1 Convertible
        Class A Preference Shares(3)

4.3     Form of Warrant Agreement to Purchase Ordinary Shares A of
        UPC(3)

4.4     Indenture dated as of July 30, 1999, between UPC and
        Citibank N.A., as Trustee with respect to 10 7/8% Senior
        Notes(3)

4.5     Indenture dated as of July 30, 1999, between UPC and
        Citibank N.A., as Trustee with respect to 12 1/2% Senior
        Discount Notes(5)

4.6     Indenture dated as of October 29, 1999, between UPC and
        Citibank N.A., as Trustee with respect to 10 7/8% Senior
        Notes due 2007(6)

4.7     Indenture dated as of October 29, 1999, between UPC and
        Citibank N.A., as Trustee with respect to 11 1/4% Senior
        Notes due 2009(6)

4.8     Indenture dated as of October 29, 1999, between UPC and
        Citibank N.A., as Trustee with respect to 13 3/8% Senior
        Discount Notes due 2009(6)

4.9     Indenture dated as of January 20, 2000, between UPC and
        Citibank N.A., as Trustee with respect to 11 1/2% Senior
        Notes due 2010(7)

4.10    Indenture dated as of January 20, 2000, between UPC and
        Citibank N.A., as Trustee with respect to 11 1/4% Senior
        Notes due 2010(7)

4.11    Indenture dated as of January 20, 2000, between UPC and
        Citibank N.A., as Trustee with respect to 13 3/4% Senior
        Discount Notes due 2010(7)

10.1 Senior Secured Credit Facility dated as of October 26, 2000, among UPC Distribution Holding B.V., UPC Financing
        Partnership and Toronto Dominion Bank Europe Limited and
        Toronto Dominion (Texas), Inc. as Facility Agents for E3.5
        billion, E95.0 million and USD347.5 million(8)

10.2    Amended and Restated Securities Purchase and Conversion
        Agreement dated as of December 1, 1997, by and among Philips
        Media B.V. ("Philips Media"), Philips Media Network B.V.
        ("Philips Networks"), Joint Venture, Inc.("JVI") and UPC(9)

10.3    Tax Liability Agreement dated October 7, 1997, between UPC,
        Philips Media, Philips Coordination Center, Philips
        Networks, United International Holdings, Inc. ("UGC"), and
        JVI(10)

10.4    Form of Shareholders Agreement among UPC, DIC and PEC(10)

10.5    Standstill Agreement dated as of February 12, 1999 between
        UPC and Microsoft Corporation(11)

10.6    Indenture dated as of February 5, 1998, between UGC and
        Firstar Bank of Minnesota, N.A. ("Firstar")(7)

10.7    Indenture dated as of April 29, 1999, between UGC and
        Firstar(13)

10.8    Form of Master Seconded Employee Services Agreement(14)

10.9    Form of UGC Registration Rights Agreement(4)

10.10   Form of UGC Management Services Agreement(14)

10.11   Agreement dated as of February 11, 1999 between United and
        UPC(15)

10.12   Release dated February 22, 2001 between UGC, UPC, Liberty
        Media Corporation and Liberty Media International, Inc.(16)

10.13   Agreement, dated as of June 25, 2000, among UGC, Liberty
        Media International, Inc. and Liberty Media Corporation(17)

10.14 Share Purchase Agreement dated June 23, 1999, between UPC and MediaOne International B.V.(18)

10.15 Agreement and Plan of Merger among @Entertainment, Inc., UPC and Bison Acquisition Corp. dated as of June 2, 1999(6)

10.16 Form of Stockholders Agreement dated as of June 2, 1999 among @Entertainment, Inc., UPC, Bison Acquisition Corp. and the other parties signatory thereto(6)

10.17 Indenture dated as of July 14, 1998, between @Entertainment and Bankers Trust Company relating to @Entertainment's
        14 1/2% Senior Discount Notes due 2008 and its 14 1/2%
        Series B Senior Discount Notes due 2008(19)

10.18   Indenture dated as of January 20, 1999, between
        @Entertainment and Bankers Trust Company relating to
        @Entertainment's Series C Senior Discount Notes due 2008(20)

10.19   Indenture dated as of January 27, 1999, between
        @Entertainment and Bankers Trust Company relating to
        @Entertainment's 14 1/2% Senior Discount Notes due 2009 and its 14 1/2% Series B Senior Discount Notes due 2009(20)

10.20   Share Purchase Agreement between the Sellers represented by
        EQT Scandinavia Limited and UPC(6)

10.21   Share Purchase Agreement, dated February 2, 2000, among
        Eneco Wed-Activiteiten B.V., N.V. Eneco, UPC Nederland N.V.,
        Belmarken Holding B.V. and UPC(21)

10.22   UPC Phantom Stock Option Plan, March 20, 1998*(10)

10.23   Amended Stock Option Plan dated February 8, 1999, between
        UPC and Stichting Administratie Kantoor UPC*(15)

10.24 CHELLO BROADBAND N.V. Foundation Stock Option Plan adopted on June 23, 1999*

10.25   CHELLO BROADBAND N.V. Phantom Stock Option Plan effective
        June 19, 1998*

10.26 Executive Service Agreement between UPC and Charles Bracken dated March 5, 1999*

10.27   Executive Service Agreement between UPC Services Limited and
        Shane O'Neill dated November 3, 1999*

10.28   Loan Agreement between CHELLO BROADBAND N.V. and
        M. L. Schneider dated August 1999

10.29 First Amended and Restated Agreement and Plan of Merger dated August 11, 2000 between UPC, PRIORITY TELECOM, N.V.
        ("Priority"), Priority Acquisition Subsidiary, Inc. ("Merger
        Sub") and Cignal Global Communications, Inc. ("Cignal")

10.30 First Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of August 29, 2000 between UPC, Priority, Merger Sub and Cignal

10.31 Second Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of October 26, 2000 between UPC, Priority, Merger Sub and Cignal

10.32 Form of Shareholders' Agreement executed by UPC and Priority on August 11, 2000 and by each shareholder named therein

10.33   Form of Acknowledgement of Amendment to Shareholders'
        Agreement executed by UPC and Priority on August 24, 2000, and by each shareholder named therein

10.34   Addendum No. 1 to Shareholders' Agreement dated October 15,
        2000

12.1    Computation of Ratio of Combined Fixed Charges and Preferred
        Stock Dividends

21.1    Subsidiaries of UPC

------------------------

*   Management contract or compensatory plan.

(1) Incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed by UPC on September 23, 1999 (File No. 333-84427).

(2) Incorporated by reference from Form 8-K filed by UPC, dated March 17, 2000 (File No. 000-25365).

(3) Incorporated by reference from Form 8-K filed by UPC, dated December 18, 2000 (File No. 000-25365).

(4) Incorporated by reference from Amendment No. 6 to Form S-1/A Registration Statement filed by UPC on February 4, 1999 (File No. 333-67895).

(5) Incorporated by reference from Form 8-K filed by UPC, dated July 30, 1999 (File No. 000-25365).

(6) Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended September 30, 1999 (File No. 000-25365).

(7) Incorporated by reference from Form 10-K filed by UPC, for the year ended December 31, 1999 (File No. 000-25365).

(8) Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended September 30, 2000 (File No. 000-25365).

(9) Incorporated by reference from Form 8-K filed by United, dated December 11, 1997 (File No. 0-21974).

(10) Incorporated by reference from Form S-1 Registration Statement filed by UPC on November 24, 1998 (File No. 333-67895).

(11) Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended March 31, 2000 (File No. 000-25365).

(12) Incorporated by reference from Form S-4 Registration Statement filed by United on March 3, 1998 (File No. 333-47).

(13) Incorporated by reference from Form 8-K filed by United, dated April 29, 1999 (File No. 0-21974).

(14) Incorporated by reference from Amendment No. 8 to Form S-1/A Registration Statement filed by UPC on February 10, 1999 (File No. 333-67895).

(15) Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 1998 (File No. 000-25365).

(16) Incorporated by reference from Form 8-K filed by UPC, dated March 5, 2001 (File No. 000-25365).

(17) Incorporated by reference from Form 8-K filed by UGC, dated June 26, 2000 (File No. 0-21974).

(18) Incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement filed by UPC on September 30, 1999 (File No. 333-84427).

(19) Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on August 10, 1998 (File No. 333-60659).

(20) Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on May 13, 1999 (File No. 333-72361).

(21) Incorporated by reference from Form 8-K filed by UPC, dated February 3, 2000 (File No. 000-25365).

(D) FINANCIAL STATEMENT SCHEDULES.

                                                                PAGE
                                                               NUMBER
                                                              --------
UNITED PAN-EUROPE COMMUNICATIONS N.V.
Independent Auditors' Report................................      112
Schedule I-Condensed Financial Information of Registrant          113
  (Parent Only).............................................
Schedule II-Valuation and Qualifying Accounts...............      120

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

    We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of United Pan-Europe Communications N.V. included in this Form 10-K and have issued our report thereon dated March 30, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN

Amstelveen, The Netherlands,
March 30, 2001

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                             PARENT ONLY-SCHEDULE 1

       CONDENSED INFORMATION AS TO THE FINANCIAL CONDITION OF REGISTRANT

                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                (IN THOUSANDS OF EUROS,
                                                                   EXCEPT SHARE AND
                                                                  PER SHARE AMOUNTS)
ASSETS:
Current assets
  Cash and cash equivalents.................................      660,422        950,343
  Restricted cash...........................................          421         18,683
  Related party receivables.................................      479,236        780,494
  Other receivables, net....................................        5,837         13,198
  Other current assets......................................       31,153         20,540
                                                               ----------     ----------
      Total current assets..................................    1,177,069      1,783,258
Investments in and advances to affiliated companies,
  accounted for under the equity method, net................    5,099,393      2,122,955
Property, plant and equipment, net of accumulated
  depreciation of 2,404 and 2,075 respectively..............      157,840         28,876
Goodwill and other Intangibles, net of accumulated
  amortization of 50 and 34, respectively...................        5,315            275
Stocks and Bonds............................................            -        394,558
Other investments...........................................       63,277        230,411
Deferred financing costs, net of accumulated amortization of
  9,873 and 1,819, respectively.............................       78,886         49,446
Other assets................................................        2,987        144,012
                                                               ----------     ----------
      Total assets..........................................    6,584,767      4,753,791
                                                               ==========     ==========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                             PARENT ONLY-SCHEDULE 1

       CONDENSED INFORMATION AS TO THE FINANCIAL CONDITION OF REGISTRANT

                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                (IN THOUSANDS OF EUROS,
                                                                   EXCEPT SHARE AND
                                                                  PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
  Related party accounts payables...........................            -         11,111
  Accrued liabilities.......................................      205,432         98,472
  Note payable to shareholder...............................            -          6,786
  Short-term debt including related party debt of 1,761 and
    20,421 respectively.....................................        1,761        119,799
                                                               ----------     ----------
      Total current liabilities.............................      207,193        236,168
Long-term debt including related party debt of 476,688 and
  37,844 respectively.......................................    4,864,204      2,497,423
                                                               ----------     ----------
      Total liabilities.....................................    5,071,397      2,733,591
                                                               ==========     ==========
Shareholders' equity (deficit) (As adjusted for stock
  splits)
  Priority stock, 1.0 par value, 300 shares authorized, 300
  shares issued.............................................            -              -
  Ordinary stock, 1.0 par value, 600,000,000 shares
  authorized, 441,246,729 and 435,604,497 shares issued,
  respectively..............................................      441,247        435,605
  Convertible preference stock, class A common stock, 1.0
  par value, 12,400 shares authorized, authorized, 12,400
  and zero shares issued, respectively......................    1,392,251              -
  Additional paid-in capital................................    2,800,234      2,371,951
  Deferred compensation.....................................      (87,945)       (47,425)
  Accumulated deficit.......................................   (3,110,627)    (1,114,219)
  Other cumulative comprehensive income.....................       78,210        374,288
                                                               ----------     ----------
      Total shareholders' equity (deficit)..................    1,513,370      2,020,200
                                                               ----------     ----------
      Total liabilities and shareholders' equity
      (deficit).............................................    6,584,767      4,753,791
                                                               ==========     ==========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                             PARENT ONLY-SCHEDULE 1

       CONDENSED INFORMATION AS TO THE FINANCIAL CONDITION OF REGISTRANT

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
                                                         (IN THOUSANDS OF EUROS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
Management fee income from related parties............       94,784        11,411         4,832
Corporate general and administrative expense..........      (24,407)     (139,705)     (146,711)
Depreciation and amortization.........................      (27,905)       (1,986)         (199)
                                                        -----------   -----------   -----------
      Net operating gain (loss).......................       42,472      (130,280)     (142,078)
Interest income.......................................       22,746        22,758           871
Interest income, related party........................      396,540        27,869        28,297
Interest expense......................................     (505,254)     (103,130)         (539)
Interest expense, related party.......................            -        (1,298)      (26,467)
Foreign exchange gain (loss) and other income
  (expense), net......................................     (133,206)       15,648        (6,596)
                                                        -----------   -----------   -----------
      Net loss before income taxes and other items....     (176,702)     (168,433)     (146,511)
Share in results of affiliated companies, net.........   (1,812,073)     (615,865)     (109,067)
Income tax benefit (expense)..........................            -             -             -
                                                        -----------   -----------   -----------
      Net loss........................................   (1,988,775)     (784,298)     (255,579)
                                                        ===========   ===========   ===========
Basic and diluted net loss per ordinary share(1)......        (4.54)        (2.08)        (1.03)
                                                        ===========   ===========   ===========
Weighted-average number of ordinary shares
  outstanding(1)......................................  438,041,841   377,969,829   247,915,834
                                                        ===========   ===========   ===========

------------------------

(1) As adjusted for the stock splits

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, which was calculated using the exchange rate as of January 1, 1999, which was E1 to 2.20371 Dutch Guilders.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                             PARENT ONLY-SCHEDULE 1

       CONDENSED INFORMATION AS TO THE FINANCIAL CONDITION OF REGISTRANT

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   --------
                                                                   (IN THOUSANDS OF EUROS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  (1,988,775)    (784,298)  (255,579)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization.............................      27,905        1,986        199
  Amortization of deferred financing costs..................       8,071       10,135          -
  Accretion of interest.....................................     196,426       30,282          -
  Share in results of affiliated companies, net.............   1,812,072      615,865    109,067
  Compensation expense related to stock options.............     (53,645)     101,388    145,429
  Exchange rate (gain) loss, net............................     103,158      (11,021)     6,596
  Other.....................................................       1,544        1,670     (3,574)
  Changes in assets and liabilities:
    Increase in receivables.................................      (3,252)      (3,406)    (5,585)
    Decrease (increase) in other non-current assets.........      (2,496)     (15,802)      (698)
    Increase in other current liabilities...................      95,849       47,671      9,383
    Decrease in deferred taxes and other long-term
      liabilities...........................................      (3,575)        (152)       507
                                                              ----------   ----------   --------
Net cash flows from operating activities....................     193,282       (5,682)     5,745
                                                              ==========   ==========   ========
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash deposited, net..............................      18,262      (18,683)         -
Investments in, loans to and advances to affiliated
  companies, net............................................  (3,640,361)  (2,830,121)  (226,275)
Investments in stocks and bonds, net........................     (27,518)    (255,133)         -
Loans repaid by subsidiaries................................           -            -     79,726
Capital expenditures........................................    (134,714)     (32,086)    (2,356)
Dividends received..........................................           -            -      4,074
Release (deposit) to acquire minority interest in
  subsidiary................................................           -            -     21,328
Sale of affiliated companies................................           -       16,648          -
                                                              ----------   ----------   --------
Net cash flows from investing activities....................  (3,784,331)  (3,119,387)  (123,503)
                                                              ==========   ==========   ========

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                             PARENT ONLY-SCHEDULE 1

 CONDENSED INFORMATION AS TO THE FINANCIAL CONDITION OF REGISTRANT (CONTINUED)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   --------
                                                                   (IN THOUSANDS OF EUROS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net..................           -    1,206,910          -
Proceeds from secondary public offering, net................           -      851,306          -
Proceeds from issuance of convertible preferred stock.......   1,423,148            -          -
Proceeds from contribution shareholder......................       7,401            -          -
Proceeds from senior notes..................................   1,594,161    2,393,451          -
Proceeds from short-term borrowings.........................     227,381       18,225          -
Proceeds from short-term borrowings, related party..........     350,097            -     58,957
Proceeds from long-term borrowings..........................           -            -     59,454
Repayments of long-term borrowings, related party...........     (34,174)           -          -
Deferred financing costs....................................     (39,505)     (51,265)      (233)
Repayments of long and short-term borrowings................    (227,381)    (281,355)   (16,873)
(Repayments) borrowings on note payable to shareholder......           -      (48,561)         -
Repayments on short-term note...............................           -      (16,499)         -
                                                              ----------   ----------   --------
Net cash flows from financing activities....................   3,301,128    4,072,212    101,305
                                                              ----------   ----------   --------
Net increase (decrease) in cash and cash equivalents........    (289,921)     947,145    (16,453)
Cash and cash equivalents at beginning of period............     950,343        3,198     19,651
                                                              ----------   ----------   --------
Cash and cash equivalents at end of period..................     660,422      950,343      3,198
                                                              ==========   ==========   ========

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ----------   --------
                                                                   (IN THOUSANDS OF EUROS)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares upon conversion of United loan...........           -        6,559          -
                                                              ==========   ==========   ========
Acquisition of EWT/TSS via issuance of subsidiary shares....     715,040            -          -
                                                              ==========   ==========   ========
Acquisition of Cignal Global Communications via issuance of
  subsidiary shares.........................................     235,700            -          -
                                                              ==========   ==========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest......................................    (241,562)     (21,542)    (7,515)
                                                              ==========   ==========   ========
Cash received for interest..................................      30,035       25,198     12,492
                                                              ==========   ==========   ========

    The conversion of Dutch Guilder amounts into Euros related to the financial information presented prior to the creation of the Euro, was calculated using the exchange rate as of January 1, 1999, which was 1 Euro to 2.20371 Dutch Guilders.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                             PARENT ONLY-SCHEDULE I

                         (STATED IN THOUSANDS OF EUROS)

1.  ORGANIZATION AND NATURE OF OPERATIONS

    United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc. ("United")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December, 1997, United acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). Through its broadband communications networks and systems in 17 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its primary business units. UPC Distribution, which comprises the local operating systems, provides video, telephone and internet services for residential customers. UPC Media comprises the internet access and content and programming businesses. The third unit, PRIORITY TELECOM, focuses on providing network solutions to the business customer.

2.  BASIS OF PRESENTATION

    In December 1998 and February 1999, UPC acquired telephony and programming assets from United through the issuance of new shares. As the acquisitions were between entities under common control, the transaction was accounted for at historical cost, similar to pooling of interests accounting. It is generally accepted that, consistent with a pooling-of-interests accounting, prior period financial statements of the transferee are restated for all periods in which the transferred operations were part of parent's consolidated financial statements. Accordingly, UPC has restated all periods presented as if UPC had acquired the telephony and programming assets from United as of the date of United's initial investment.

3.  LONG-TERM DEBT

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Senior Notes July 1999 Offering.............................  1,567,212   1,473,840
Senior Notes October 1999 Offering..........................  1,059,174     985,739
Senior Notes January 2000 Offering..........................  1,761,130           -
                                                              ---------   ---------
                                                              4,387,516   2,459,579
                                                              =========   =========

UPC JULY 1999 SENIOR NOTES AND DISCOUNT NOTES OFFERING (JULY 1999 NOTES)

    In July 1999, UPC closed a private placement bond consisting of USD 800.0 million 10.875% senior notes due 2009, E300.0 million 10.875% senior notes due 2009 and USD 735.0 million 12.5% senior discount notes due 2009. Interest payments on the senior notes are due semi-annually commencing
February 1, 2000. The senior discount notes were sold at 54.521% of the face amount, yielding gross proceeds of USD 400.7 million. The senior discount notes will accrue, but not pay, interest until February 2005. The USD 800.0 million 10.875% senior notes have been swapped into senior Euro notes totalling
E754.7 million. Of the senior Euro notes, E377.35 million have a fixed

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                             PARENT ONLY-SCHEDULE I

                         (STATED IN THOUSANDS OF EUROS)

3.  LONG-TERM DEBT (CONTINUED)
interest rate of 8.54% through August 1, 2004, thereafter switching to a variable rate of EURIBOR+4.15%, for an initial rate of 7.093%. The remaining E337.35 million have a variable interest rate of EURIBOR+4.15%, for an initial rate of 7.093%. The remaining E377.35 million have a variable interest rate of EURIBOR+4.15% (as of December 31, 2000 three months EURIBOR was 4.94%). In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes.

UPC OCTOBER 1999 SENIOR NOTES AND DISCOUNT NOTES OFFERING (OCTOBER 1999 NOTES)

    In October 1999, UPC closed a private placement bond offering consisting of:
USD 252.0 million and E101.0 million of 11 1/4% senior notes due 2009;
USD 200.0 million and E100.0 million of 10 7/8% senior notes due 2007 and USD 478 million and E191.0 million aggregate principal amount at maturity of 13 3/8% senior discount notes due 2009. The senior discount notes were sold at 52.306% of the face amount, yielding gross proceeds of USD 250.0 million and E100.0 million. The senior discount notes will accrue, but not pay, interest until November 2004. UPC has entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes with a notional amount totaling E240.2 million, and swapping the USD 200.0 million
10 7/8% coupon into fixed and variable rate Euro notes with a notional amount totaling E190.7 million. Of the E240.2 million senior notes, E120.1 million have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR+4.80%. The remaining E120.1 million have a variable interest rate of EURIBOR+4.80%. Of the E190.7 million senior notes, E95.35 million have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR+4.80%. The remaining
E95.35 million have a variable interest of EURIBOR+4.80% (as of December 31, 2000 three months EURIBOR was 4.94%). In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and discount notes.

JANUARY 2000 SENIOR NOTES AND DISCOUNT NOTES OFFERING (JANUARY 2000 NOTES)

    In January 2000, UPC closed a private placement bond offering consisting of:
USD 300 million of senior notes due 2010 with an 11 1/2% coupon;
USD 600 million and E200 million of senior notes due 2010 with an 11 1/4% coupon; and USD 1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current, UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% with a notional value of E297 million until August 2008. In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes.

RESTRICTIONS UNDER OUR JULY 1999, OCTOBER 1999 AND JANUARY 2000 INDENTURES

    Our activities are restricted by the covenants of our indentures dated
July 30, October 29, 1999 and January 20, 2000, under which senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

    Under the terms of our indentures, if we raise additional paid-in equity, we will be permitted to incur additional debt.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                         (STATED IN THOUSANDS OF EUROS)

                                                           ADDITIONS
                                     BALANCE AT    -------------------------
                                    BEGINNING OF   CHARGED TO                                  BALANCE AT END
                                       PERIOD       EXPENSES    ACQUISITIONS   DEDUCTIONS(1)     OF PERIOD
                                    ------------   ----------   ------------   -------------   --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  RECEIVABLE:
Year ended December 31, 2000......     16,754        27,539        14,581         (1,766)          57,108
                                       ------        ------        ------         ------           ------
Year ended December 31, 1999......      4,202         4,495         8,751           (694)          16,754
                                       ------        ------        ------         ------           ------
Year ended December 31, 1998......      2,925           917           512           (152)           4,202
                                       ------        ------        ------         ------           ------
ALLOWANCE FOR COSTS TO BE
  REIMBURSED:
Year ended December 31, 2000......         63             -             -              -               63
                                       ------        ------        ------         ------           ------
Year ended December 31, 1999......          -            63             -              -               63
                                       ------        ------        ------         ------           ------
Year ended December 31, 1998......      1,002            49             -         (1,051)               -
                                       ------        ------        ------         ------           ------
ALLOWANCE FOR INVESTMENTS
  AFFILIATED COMPANIES:
Year ended December 31, 2000......          -             -             -              -                -
                                       ------        ------        ------         ------           ------
Year ended December 31, 1999......          -             -             -              -                -
                                       ------        ------        ------         ------           ------
Year ended December 31, 1998......          -             -             -              -                -
                                       ------        ------        ------         ------           ------

------------------------

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

ARTHUR ANDERSEN

Amstelveen, The Netherlands,

March 19, 1999

                         UNITED TELEKABEL HOLDING N.V.

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1998

                                                               (THOUSANDS OF
                                                              DUTCH GUILDERS)
                                                              ---------------
ASSETS
FIXED ASSETS:
  Intangible fixed assets...................................       564,438
  Tangible fixed assets.....................................       847,056
  Affiliated companies......................................       206,332
                                                                 ---------
TOTAL FIXED ASSETS..........................................     1,617,826
                                                                 ---------
  Inventories...............................................         3,091
  Receivables...............................................        40,638
  Cash and cash equivalents.................................        10,475
                                                                 ---------
TOTAL CURRENT ASSETS........................................        54,204
                                                                 ---------
TOTAL ASSETS................................................     1,672,030
                                                                 =========
SHAREHOLDERS' EQUITY AND LIABILITIES
  Shareholders' Equity......................................       635,521
  Minority interest.........................................         1,104
                                                                 ---------
                                                                   636,625
  Provisions................................................        42,054
  Long-term liabilities.....................................       232,727
  Current liabilities.......................................       760,624
                                                                 ---------
TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES..................     1,672,030
                                                                 =========

                         UNITED TELEKABEL HOLDING N.V.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998

                                                               (THOUSANDS OF
                                                              DUTCH GUILDERS)
                                                              ---------------
TOTAL REVENUES..............................................         99,122
  Direct operating expenses.................................        (33,172)
  Selling, general and administrative expenses..............        (36,096)
  Depreciation and amortization.............................        (39,490)
                                                                   --------
TOTAL OPERATING EXPENSES....................................       (108,758)

  Operating.................................................         (9,636)
  Financial income and expense..............................        (16,699)
                                                                   --------
LOSS BEFORE INCOME TAXES....................................        (26,335)
  Income taxes..............................................          1,212
                                                                   --------
LOSS AFTER TAXES............................................        (25,123)
  Share in results of affiliated companies..................        (24,486)
                                                                   --------
GROUP LOSS..................................................        (49,609)
                                                                   --------
  Minority interest.........................................            235
                                                                   --------
NET LOSS....................................................        (49,374)
                                                                   ========

                         UNITED TELEKABEL HOLDING N.V.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

                                                               (THOUSANDS OF
                                                              DUTCH GUILDERS)
                                                              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................        (49,374)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Depreciation and amortization.............................         39,490
  Share in results of affiliated companies, net.............         24,486
  Minority interest in subsidiaries.........................           (235)

CHANGES IN ASSETS AND LIABILITIES:
  Decrease in current assets................................         40,098
  (Decrease) in current liabilities.........................        (55,186)
  (Decrease) in deferred taxes and other provisions.........         (1,132)
                                                                   --------
NET CASH FLOWS FROM OPERATING ACTIVITIES....................         (1,853)
                                                                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................       (121,384)
  Loan to affiliated companies..............................         (7,120)
  Acquisitions, net of cash acquired........................        (12,588)
                                                                   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES....................       (141,092)
                                                                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.......................        120,705
  Proceeds from short-term borrowings.......................          9,621
                                                                   --------
NET CASH FLOWS FROM FINANCING ACTIVITIES....................        130,326
                                                                   --------
  Net decrease in cash and cash equivalents.................        (12,619)
  Cash and cash equivalents at beginning of period..........            100
  Cash and cash equivalents contributed.....................         22,994
                                                                   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................         10,475
                                                                   ========
SUPPLEMENTAL CASH-FLOW DISCLOSURES:
Cash paid for interest......................................        (19,470)
                                                                   ========
NON-CASH INVESTING ACTIVITIES:
CONTRIBUTION OF DUTCH CABLE SYSTEMS
  Working capital...........................................        (73,850)
  Affiliated companies......................................        223,698
  Tangible fixed assets.....................................        764,762
  Intangible fixed assets...................................        550,911
  Short-term debt...........................................       (544,918)
  Long-term liabilities.....................................       (223,106)
  Provisions................................................        (35,696)
  Cash and cash equivalents.................................         22,994
                                                                   --------
EQUITY CONTRIBUTED..........................................        684,795
                                                                   ========

                         UNITED TELEKABEL HOLDINGS N.V.

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

                                                              (THOUSANDS OF
                                                              DUTCH GUILDERS
                                                              --------------
Cash and cash equivalents contributed.......................       23,094
Other current assets........................................       83,827
Affiliated companies........................................      223,698
Tangible fixed assests......................................      764,762
Intangible fixed assets.....................................      550,911
                                                                ---------
  Total assets..............................................    1,646,292
                                                                =========
Short-term debt.............................................      544,918
Other current liabilities...................................      157,677
Provisions..................................................       35,696
Long-term liabilities.......................................      223,106
Shareholders' equity and liabilities........................      684,895
                                                                ---------
  Total shareholders' equity and liabilities................    1,646,292
                                                                =========

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

    The preparation of financial statements in conformity with Dutch generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations for the period from commencement of operations (August 6, 1998) to December 31, 1998.

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

    The following chart presents a summary of UTH's significant investments in multi-channel television, programming and telephony operations as of December 31, 1998:

                                                                            PERCENTAGE
NAME                                                             CITY       OWNERSHIP
----                                                          -----------   ----------
Cable Network Brahant Holding BV............................  Eindhoven          100
N.V. Telekabel Beheer.......................................  Arnhem             100
A2000 Holding N.V...........................................  Amsterdam           50(1)
Uniport Communication B.V...................................                      80

------------------------

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

(B) FIXED ASSETS

INTANGIBLE FIXED ASSETS

    The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly acquired companies are recognized at the fair market value of those licenses at the date of acquisition and include the development costs incurred prior to the date a new license was acquired. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years. Deferred financing costs are amounts spent in connection with financing the UTH Group. The amortization period is the

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period relating to the term of the financing. When assets are fully amortized, the costs and accumulated amortization are removed from the accounts.

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


Networks....................................................  7-20 years
Buildings and leasehold improvements........................  20-33
Machinery & Other...........................................  3-10

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

(C) RECEIVABLES

    Receivables are stated at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is based upon specific identification of overdue accounts receivable. An allowance for a percentage of the account is established once the receivable is overdue. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books until receipt of payment or for a maximum of three years.

(D) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and investments with original maturities of less than three months.

(E) PROVISIONS

    Deferred tax liabilities arising from temporary differences between the financial and tax bases of assets and liabilities are included in the provisions. The principal differences arise in connection with

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) valuation differences of intangible fixed assets. In calculating the provision, current tax rates are applied.

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

(I) OTHER COMPREHENSIVE INCOME

    UTH has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise
(i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equity section of a statement of financial position. As of December 31, 1998, UTH had no other comprehensive income items.

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

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
              (STATED IN THOUSANDS OF DUTCH GUILDERS) (CONTINUED)

3. INTANGIBLE FIXED ASSETS

                                                                         LICENSES   DEFERRED
                                                                           AND      FINANCING
                                                               TOTAL     GOODWILL     COSTS
                                                              --------   --------   ---------
Value upon contribution.....................................  550,911    547, 869     3,042
Investments.................................................   30,996      29,745     1,251
Amortization................................................  (17,469)    (17,149)     (320)
                                                              -------    --------     -----
Book value as of December 31, 1998..........................  574,438     560,465     3,973
                                                              =======    ========     =====

BALANCE AS OF DECEMBER 31, 1998

                                                                         LICENSES   DEFERRED
                                                                           AND      FINANCING
                                                               TOTAL     GOODWILL     COSTS
                                                              --------   --------   ---------
Gross Value.................................................  581,907    577,614      4,293
Amortization................................................  (17,469)   (17,149)      (320)
                                                              -------    -------      -----
Book value as of December 31, 1998..........................  564,438    560,465      3,973
                                                              =======    =======      =====

4. TANGIBLE FIXED ASSETS

                                                                      LAND
                                                                       AND                 MACHINERY
                                                          TOTAL     BUILDINGS   NETWORK     & OTHER
                                                         --------   ---------   --------   ---------
Value upon contribution................................  764,762      6,025     745,503     13,234
Additions..............................................  104,315        130     102,023      2,162
Depreciation...........................................  (22,021)      (182)    (20,005)    (1,834)
                                                         -------      -----     -------     ------
Book value as of December 31, 1998.....................  847,056      5,973     827,521     13,562
                                                         =======      =====     =======     ======

BALANCE AS OF DECEMBER 31, 1998

                                                                      LAND
                                                                       AND                 MACHINERY
                                                          TOTAL     BUILDINGS   NETWORK     & OTHER
                                                         --------   ---------   --------   ---------
Cost...................................................  869,077      6,155     847,526     15,396
Depreciation...........................................  (22,021)      (182)    (20,005)    (1,834)
                                                         -------      -----     -------     ------
Book value as of December 31, 1998.....................  847,056      5,973     827,521     13,562
                                                         =======      =====     =======     ======

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
              (STATED IN THOUSANDS OF DUTCH GUILDERS) (CONTINUED)

5. AFFILIATED COMPANIES

                                                               TOTAL     INVESTMENTS   ADVANCES
                                                              --------   -----------   --------
Balance upon contribution...................................  223,698      223,698          -
Additions...................................................    7,120            -      7,120
Share in result.............................................  (24,486)     (24,486)         -
                                                              -------      -------      -----
Book value as of December 31, 1998..........................  206,332      199,212      7,120
                                                              =======      =======      =====

    The investments in affiliated companies as of December 31, 1998 are:

                                                                                CULMULATIVE
                                                              INVESTMENTS IN     SHARE IN
                                                              AND ADVANCES TO   RESULTS OF
                                                                AFFLILIATED     AFFILIATED
                                                % OWNERSHIP      COMPANIES       COMPANIES     TOTAL
                                                -----------   ---------------   -----------   --------
A2000.........................................         50          229,481        (24,449)    205,032
Interway......................................         33            1,337            (37)      1,300
                                                                   -------        -------     -------
Total.........................................                     230,818        (24,486)    206,332
                                                                   =======        =======     =======

    UTH had the following differences related to the excess of cost over the net tangible assets acquired for its equity investments. Such differences are being amortized over 12 to 15 years:

                                                                BASIS       ACCUMULATED
                                                              DIFFERENCE   AMORITIZATION
                                                              ----------   -------------
A2000.......................................................    249,236        (8,200)
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

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
              (STATED IN THOUSANDS OF DUTCH GUILDERS) (CONTINUED)

5. AFFILIATED COMPANIES (CONTINUED)
    Summary financial information for A2000 based on Dutch generally accepted accounting principles is as follows:

                                                                 AS OF
                                                              DECEMBER 31,
                                                                  1998
BALANCE SHEET                                                 ------------
Intangible fixed assets.....................................     113,361
Tangible fixed assets.......................................     356,623
Financial fixed assets......................................         770
Liquid assets...............................................         369
Other current assets........................................      37,482
                                                                 -------
  TOTAL ASSETS..............................................     508,605
                                                                 =======
Provisions..................................................       1,610
Long-term debt..............................................     467,430
Current liabilities.........................................     125,813
                                                                 -------
  TOTAL LIABILITIES.........................................     594,853
                                                                 -------
TOTAL SHAREHOLDERS' VALUE...................................     (86,248)
                                                                 =======

                                                              FOR THE FIVE
                                                                 MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1998
STATEMENT OF INCOME                                           ------------
Revenue.....................................................      53,954
Costs.......................................................     (39,271)
Depreciation and amortization...............................     (35,888)
Financial income/charges....................................     (11,293)
                                                                 -------
  Net loss..................................................     (32,498)
                                                                 =======

6. RECEIVABLES

    Receivables as presented under current assets mature within one year and are specified as follows:


Trade accounts receivables..................................    22,519
Receivables from affiliated companies.......................     1,654
Prepaid expenses and accrued income.........................     1,447
Other receivables...........................................    15,018
                                                                ------
Total.......................................................    40,638
                                                                ======

    A major item under "other receivables" is current reclaimable VAT 3,676. As of December 31, 1998 the valuation allowance on trade receivables amounted to 538.

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
              (STATED IN THOUSANDS OF DUTCH GUILDERS) (CONTINUED)

7. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include demand accounts held in a bank with a maturity of less than three months.

8. SHAREHOLDERS' EQUITY

    UTH's issued share capital consists of 100,000 shares with a par value of NLG 1 each. All issued shares are fully paid-in.

                                                                  ADDITIONAL
                                                       ORDINARY    PAID-IN     ACCUMULATED
                                                       CAPITAL     CAPITAL       DEFICIT      TOTAL
                                                       --------   ----------   -----------   --------
Balance at inception.................................    100              -            -         100
Balances upon contribution of properties to joint
  venture, August 6, 1998............................      -        684,795            -     684,795
Net loss.............................................      -              -      (49,374)    (49,374)
                                                         ===        =======      =======     =======
                                                         100        684,795      (49,374)    635,521
                                                         ===        =======      =======     =======

9. PROVISIONS

    Provisions relate mainly to deferred taxation.

10. LONG-TERM LIABILITIES

                                                                                          AMOUNT
                                                                                       OUTSTANDING
                                                             RANGE OF   AVERAGE RATE   DECEMBER 31,
                                                             INTEREST   OF INTEREST        1998
                                                             --------   ------------   ------------
Bank loans.................................................   5-7.625%       5.2         235.947
                                                             ========        ===         =======

    Long-term liabilities at December 31, 1998 will be payable as follows:

                                                              BANK LOANS
                                                              ----------
1999........................................................     3,220
2000........................................................     2,353
2001........................................................     8,404
2002........................................................    16,948
2003........................................................    30,104
Thereafter..................................................   174,918
                                                               -------
Total.......................................................   235,947
                                                               =======
Current portion of long-term debt...........................    (3,220)
                                                               -------
Total.......................................................   232,727
                                                               =======

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
              (STATED IN THOUSANDS OF DUTCH GUILDERS) (CONTINUED)

10. LONG-TERM LIABILITIES (CONTINUED)
    On February 20, 1998 CNBH secured a 250,000 nine-year term facility, which was amended in August 1998 to 266,000. The CNBH facility bears interest at the applicable Amsterdam Interbank Offered Rate ("AIBOR") plus a margin ranging from 0.60% to 1.60% per annum, and is secured by, among other things, an encumbrance over CNBH's assets and a pledge of the shares of CNBH. The facility is used to refinance several acquisitions and will furthermore be used for the development and exploitation of enhanced cable TV services, data services and telephony services. As of December 31, 1998, 219,000 was outstanding on the facility.

    The shares of UTH held by UPC are pledged for a certain loan of UPC.

11. CURRENT LIABILITIES

    The current liabilities relate to short-term debt and other liabilities, which are specified below:


(A) SHORT-TERM DEBT
Long-term debt repayable within one year....................    3,220
Short-term debt to shareholders.............................  662,403
                                                              -------
Total.......................................................  665,623
                                                              =======

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

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

                    (STATED IN THOUSANDS OF DUTCH GUILDERS)

SUBORDINATED LOANS

    UTH entered into a subordinated loan agreement with NUON in December 1998 for an amount of NLG 33.0 million. The interest payable is 5.5% on an annually basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures. UTH entered into a subordinated loan agreement with UPC in December 1998 for an amount of NLG 15.2 million. The interest payable is 5.5% on an annually basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures

(B) OTHER LIABILITIES
Accounts payable to trade creditors.........................   47,459
Deposits by customers.......................................      197
Other short-term liabilities................................   39,855
Deferred income and accrued expenses........................    7,490
                                                              -------
Total.......................................................   95,001
                                                              -------
Total current liabilities...................................  760,624
                                                              =======

12. INFORMATION PER GEOGRAPHICAL AREA

    All operations of UTH are in The Netherlands. In addition, substantially all operations relate to cable television services.

13. PERSONNEL

    Labour cost is specified as follows:

Salaries and wages..........................................    9,173
Pension costs...............................................      538
Social securities...........................................    1,911
                                                               ------
Total.......................................................   11,622
                                                               ======

    The information about employees by category is as follows:

Operating...................................................      160
Other.......................................................      184
                                                               ------
Total.......................................................      344
                                                               ======

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

                    (STATED IN THOUSANDS OF DUTCH GUILDERS)

14. FINANCIAL INCOME AND EXPENSES

Interest income.............................................       14
Interest expense............................................  (16,713)
                                                              -------
Total.......................................................  (16,699)
                                                              =======

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

    The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

Expected income tax benefit at the Dutch statutory rate of
  35%.......................................................   (9,217)
                                                               ------
Tax effect of permanent and other differences:
Change invaluation allowance................................    6,541
Non-deductible expenses.....................................    1,464
                                                               ------
Total income tax benefit....................................   (1,212)
                                                               ======

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

                    (STATED IN THOUSANDS OF DUTCH GUILDERS)

15. INCOME TAXES (CONTINUED)
    The significant components of the net deferred tax liability are as follows:


DEFERRED TAX ASSETS
Tax net operating loss carries forward......................   20,112
Valuation allowance.........................................  (20,112)
                                                              -------
Defferred tax assets, net of valuation allowance............        -
                                                              =======
DEFERRED TAX LIABILITIES
Intangible assets...........................................   33,438
Tangible fixed assets, net..................................      962
                                                              -------
Total deferred tax liabilities..............................   34,400
                                                              -------
Deferred tax liabilities, net...............................   34,000
                                                              =======

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

17. COMMITMENTS AND GUARANTEES

    The UTH Group has entered into various rent and lease agreements for office space, cars etc. The terms of the agreements call for future minimum payments as follows:

1999........................   4,000
2000........................   3,200
2001........................   2,100
2002........................   1,600
2003........................   1,400

    Subsequent to December 31, 1998, UTH provided additional funding to A2000. In total UTH's share of the funding commitment is $15,000. As of December 31, 1998, UTH had funded $3,750 of its commitment.

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

                    (STATED IN THOUSANDS OF DUTCH GUILDERS)

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

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

                    (STATED IN THOUSANDS OF DUTCH GUILDERS)

18. US GAAP RECONCILIATION (CONTINUED)

    US GAAP INFORMATION

    The calculation of net loss, shareholders' equity and total assets, substantially in accordance with US GAAP, is as follows:

NET LOSS AS PER CONSOLIDATED
STATEMENTS OF INCOME........................................    (49,374)
                                                              ---------
Adjustments to reported income (loss):
Amortisation of goodwill....................................      4,082
Share in results of affiliated companies....................        747
                                                              ---------
Approximate net loss in accordance with US GAAP.............    (44,545)
                                                              =========
SHAREHOLDERS' EQUITY AS PER CONSOLIDATED BALANCE SHEETS.....    635,521
Adjustments to reported equity:
Goodwill....................................................   (152,105)
                                                              ---------
Affiliated Companies........................................    (27,893)
                                                              ---------
Approximate shareholders' equity in accordance with US
  GAAP......................................................    455,523
                                                              =========
TOTAL ASSETS AS PER CONSOLIDATED BALANCE SHEETS.............  1,672,030
Adjustments to reported assets:
Goodwill....................................................   (152,105)
                                                              ---------
Affiliated Companies........................................    (27,893)
                                                              ---------
Approximate total assets in accordance with US GAAP.........  1,492,032
                                                              =========

19. PRO FORMA INFORMATION (UNAUDITED)

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

                                                            FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                            DECEMBER 31, 1997    DECEMBER 31, 1998
                                                            ------------------   ------------------
Total revenues............................................       157,836              219,314
                                                                 -------              -------
Net loss..................................................       (47,194)             (90,600)
                                                                 =======              =======

                         UNITED TELEKABEL HOLDINGS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
               (AUGUST 6, 1998) TO DECEMBER 31, 1998 (CONTINUED)

                    (STATED IN THOUSANDS OF DUTCH GUILDERS)

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

    REFINANCING

    Subsequent to December 31, 1998, UTH replaced their existing 690,000 facility with a senior facility and additional shareholder loans. The senior facility consists of a E340 million (750,000) revolving facility to N.V. Telekabel Beheer that will convert to a term facility on December 31, 2001.
E5 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. This existing facility will be used to repay a portion of the UTH facility and for capital expenditures. The new facility will bear interest at the Euro Interbank Offered Rate plus a margin between 0.75% and 2.00% based on the leverage multiples tied to N.V. Telekabel Beheer's net operating income. The new facility will be secured by, among other things, a pledge over shares held by the borrower and will restrict N.V. Telekabel Beheer's ability to incur additional debt.

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

                                                       UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                                       a Dutch Public limited liability company

                                                       By:          /S/  CHARLES H.R. BRACKEN
                                                            -----------------------------------------
                                                                  BOARD OF MANAGEMENT MEMBER AND
                                                                   CHIEF FINANCIAL OFFICER (AND
                                                                  PRINCIPAL ACCOUNTING OFFICER)
                                                                       Date: March 29, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
               /S/  MARK L. SCHNEIDER                  Chairman of Board of
     -------------------------------------------         Management and Chief         March 29, 2001
                    Mark L. Schneider                    Executive Officer

                                                       Board of Management Member
              /S/  CHARLES H.R. BRACKEN                  and Chief Financial
     -------------------------------------------         Officer (and Principal       March 29, 2001
                  Charles H.R. Bracken                   Accounting Officer)

                /S/  MICHAEL T. FRIES                  Chairman of Supervisory
     -------------------------------------------         Board and Authorized U.S.    March 29, 2001
                    Michael T. Fries                     Representative

                /S/  RICHARD DE LANGE
     -------------------------------------------       Supervisory Board Member       March 29, 2001
                    Richard De Lange

                 /S/  TINA M. WILDES
     -------------------------------------------       Supervisory Board Member       March 29, 2001
                     Tina M. Wildes

               /S/  ELLEN P. SPANGLER
     -------------------------------------------       Supervisory Board Member       March 29, 2001
                    Ellen P. Spangler

               /S/  JOHN P. COLE, JR.
     -------------------------------------------       Supervisory Board Member       March 29, 2001
                    John P. Cole, Jr.