Form 10-Q
period 2001-03-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2001-05-15
CIK 1070778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NO. 000-25365

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

           BOEING AVENUE 53,                                    1119 PE
     SCHIPHOL RIJK, THE NETHERLANDS                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (31) 20-778-9840

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Registrant's common stock as of May 14, 2001 was:

                    441,246,729 ordinary shares A, including
               shares represented by American Depository Receipts

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                               TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
                    PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

  Consolidated Balance Sheets of March 31, 2001 (Unaudited)
  and December 31, 2000.....................................      1

  Consolidated Statements of Operations for the Three Months
  Ended March 31, 2001 and 2000 (Unaudited).................      2

  Consolidated Statement of Shareholders' Equity for the
  Three Months Ended March 31, 2001 (Unaudited).............      3

  Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2001 and 2000 (Unaudited).................      4

  Notes to Consolidated Financial Statements (Unaudited)....      6

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     19

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK........................................................     34

                      PART II--OTHER INFORMATION

ITEM 5--OTHER INFORMATION...................................     38

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K....................     44

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                          CONSOLIDATED BALANCE SHEETS

       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              ----------   ------------
ASSETS:
Current assets
  Cash and cash equivalents.................................   1,129,487     1,590,230
  Restricted cash...........................................       2,984           421
  Subscriber receivables, net of allowance for doubtful
    accounts of 56,968 and 57,108, respectively.............     130,766       151,977
  Costs to be reimbursed by affiliated companies............      18,981        12,459
  Other receivables, including related party receivables of
    5,585 and 5,140, respectively...........................     154,717       155,212
  Inventory.................................................     162,155       127,813
  Prepaid expenses and other current assets.................     109,628        82,475
                                                              ----------    ----------
      Total current assets..................................   1,708,718     2,120,587
Other investments...........................................     100,923       105,063
Investments in and advances to affiliated companies.........     672,783       685,288
Property, plant and equipment, net..........................   3,656,769     3,581,539
Goodwill and other intangible assets, net...................   5,089,530     5,119,892
Deferred financing costs, net...............................     167,858       178,113
Compound swaps..............................................     387,981             -
Other assets................................................      13,514        11,889
                                                              ----------    ----------
      Total assets..........................................  11,798,076    11,802,371
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities
  Accounts payable, including related party payables of
    3,470 and 762, respectively.............................     383,391       579,060
  Accrued liabilities.......................................     593,528       583,351
  Subscriber prepayments and deposits.......................     161,762       100,696
  Short-term debt...........................................      40,119        51,860
  Current portion of long-term debt.........................      20,501        17,832
                                                              ----------    ----------
      Total current liabilities.............................   1,199,301     1,332,799
Long-term debt..............................................   8,729,951     8,078,269
Other long-term liabilites..................................      53,143        46,801
                                                              ----------    ----------
      Total liabilites......................................   9,982,395     9,457,869
                                                              ----------    ----------

Commitments and contingencies, see Note 9.

Minority interests in subsidiaries..........................     812,772       831,132

Shareholders' equity (As adjusted for stock split, see Note
  10)
  Priority stock, 1.0 par value, 300 shares authorized, 300
    and 300 shares issued, respectively.....................           -             -
  Series 1 convertible preference stock, class A common
    stock, 1.0 par value, 12,400 shares, authorized, 12,400
    and 12,400 shares issued and outstanding,
    respectively............................................   1,414,885     1,392,251
  Ordinary stock, 1.0 par value, 600,000,000 shares
    authorized, 441,246,729 and 441,246,729 shares issued
    and outstanding, respectively...........................     441,247       441,247
  Additional paid-in capital................................   2,798,080     2,800,234
  Deferred compensation.....................................     (87,012)      (87,945)
  Accumulated deficit.......................................  (3,696,822)   (3,110,627)
  Other cumulative comprehensive income.....................     132,531        78,210
                                                              ----------    ----------
      Total shareholders' equity............................   1,002,909     1,513,370
                                                              ----------    ----------
      Total liabilities and shareholders' equity............  11,798,076    11,802,371
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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Service and other revenue...................................      333,448       199,600
Operating expense...........................................     (255,335)     (141,882)
Selling, general and administrative expense.................     (139,983)     (167,161)
Depreciation and amortization...............................     (245,179)     (130,703)
                                                              -----------   -----------
    Net operating loss......................................     (307,049)     (240,146)
Interest income.............................................       15,755        13,373
Interest expense............................................     (218,219)     (140,393)
Foreign exchange gain (loss) and other income (expense),
  net.......................................................      (55,105)      (79,953)
                                                              -----------   -----------
    Net loss before income taxes and other items............     (564,618)     (447,119)
Share in results of affiliated companies....................      (46,096)      (21,215)
Minority interests in subsidiaries..........................       18,841           984
Income tax benefit (expense)................................           90           (21)
                                                              -----------   -----------
Net loss before cumulative effect of change in accounting
  principle.................................................     (591,783)     (467,371)
Cumulative effect of change in accounting principle.........       35,349             -
                                                              -----------   -----------
    Net loss................................................     (556,434)     (467,371)
                                                              ===========   ===========
Basic net loss attributable to common shareholders (See Note
  13).......................................................     (586,195)     (467,371)
                                                              ===========   ===========
Basic and diluted net loss per ordinary share before
  cumulative effect of change in accounting principle(1)....        (1.34)        (1.07)
                                                              ===========   ===========
Basic and diluted net loss per ordinary share(1)............        (1.33)        (1.07)
                                                              ===========   ===========
Weighted-average number of ordinary shares outstanding(1)...  441,246,729   435,608,107
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

                                                                     SERIES 1
                                                                   CONVERTIBLE
                                                                     CLASS A
                                                                    PREFERENCE
                                           PRIORITY STOCK             STOCK               ORDINARY STOCK       ADDITIONAL
                                         -------------------   --------------------   ----------------------    PAID-IN
                                          SHARES     AMOUNT     SHARES     AMOUNT       SHARES       AMOUNT     CAPITAL
                                         --------   --------   --------   ---------   -----------   --------   ----------
Balance, December 31, 2000.............      300          -     12,400    1,392,251   441,246,729   441,247    2,800,234
Deferred compensation expense related
  to stock options, net................        -          -          -            -             -         -       (2,154)
Amortization of deferred
  compensation.........................        -          -          -            -             -         -            -
Capital tax preference stock...........        -          -          -       (7,127)            -         -            -
Accrual of Dividend on Series 1
  Convertible Preferred Stock..........        -          -          -       28,385             -         -            -
Accretion of Discount of Series 1
  Convertible Preferred Stock..........        -          -          -        1,376             -         -            -
Unrealized gain on investments.........        -          -          -            -             -         -            -
Change in cumulative translation
  adjustments..........................        -          -          -            -             -         -            -
Net loss...............................        -          -          -            -             -         -            -
Total comprehensive loss...............        -          -          -            -             -         -            -
                                          ------    -------     ------    ---------   -----------   -------    ---------
Balance, March 31, 2001................      300          -     12,400    1,414,885   441,246,729   441,247    2,798,080
                                          ======    =======     ======    =========   ===========   =======    =========


                                                                      OTHER CUMULATIVE
                                                                       COMPREHENSIVE
                                           DEFERRED     ACCUMULATED        INCOME
                                         COMPENSATION     DEFICIT        (LOSS)(1)         TOTAL
                                         ------------   -----------   ----------------   ---------
Balance, December 31, 2000.............    (87,945)     (3,110,627)        78,210        1,513,370
Deferred compensation expense related
  to stock options, net................      2,154               -              -                -
Amortization of deferred
  compensation.........................     (1,221)              -              -           (1,221)
Capital tax preference stock...........          -               -              -           (7,127)
Accrual of Dividend on Series 1
  Convertible Preferred Stock..........          -         (28,385)             -                -
Accretion of Discount of Series 1
  Convertible Preferred Stock..........          -          (1,376)             -                -
Unrealized gain on investments.........          -               -         38,038           38,038
Change in cumulative translation
  adjustments..........................          -               -         16,283           16,283
Net loss...............................          -        (556,434)             -         (556,434)
                                                                                         ---------
Total comprehensive loss...............          -               -              -         (502,113)
                                           -------      ----------        -------        ---------
Balance, March 31, 2001................    (87,012)     (3,696,822)       132,531        1,002,909
                                           =======      ==========        =======        =========

------------------------------

(1) As of December 31, 2000, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 59,789 and unrealized gain on investments of 18,421.

    As of March 31, 2001, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 76,072 and unrealized gain on investments of 56,459.

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   (556,434)    (467,371)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization.............................    245,179      130,703
  Amortization of deferred financing costs..................      8,481        3,640
  Accretion of interest expense.............................     62,901       52,381
  Share in results of affiliated companies..................     46,096       21,215
  Compensation expense related to stock options.............      1,062       52,038
  Minority interests in subsidiaries........................    (18,841)        (984)
  Exchange rate differences in loans........................    112,322       91,051
  Cumulative effect of change in accounting principle.......    (35,349)           -
  Gain on compound swap.....................................    (47,541)           -
  Other.....................................................    (28,737)      (9,813)
  Changes in assets and liabilities:
    Increase in receivables.................................    (14,053)     (41,737)
    (Increase) decrease in inventories......................    (34,589)       6,436
    Decrease (increase) in other non-current assets.........         25      (18,580)
    Increase (decrease) in other current liabilities........   (141,014)     177,422
    Increase in deferred taxes and other long-term
     liabilities............................................    (27,879)     (29,926)
                                                              ---------   ----------
Net cash flows from operating actvities.....................   (428,371)     (33,525)
                                                              ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in securities, net...............................          -      (44,538)
Investments in and advances to affiliated companies, net of
  repayments................................................     (5,940)    (304,275)
Capital expenditures........................................   (177,725)    (253,202)
Acquisitions, net of cash acquired..........................    (22,892)  (1,347,330)
                                                              ---------   ----------
Net cash flows from investing activities....................   (206,557)  (1,949,345)
                                                              ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes..................................          -    1,594,161
Proceeds from short-term borrowings.........................          -      267,962
Proceeds from long-term borrowings..........................    200,000      139,491
Deferred financing costs....................................          -      (31,764)
Repayments of long-term and short-term borrowings...........    (26,202)    (297,298)
                                                              ---------   ----------
Net cash flows from financing activities....................    173,798    1,672,552
                                                              ---------   ----------
EFFECT OF EXCHANGE RATES ON CASH............................        387          173
                                                              ---------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (460,743)    (310,145)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............  1,590,230    1,025,460
                                                              ---------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  1,129,487      715,315
                                                              =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS(2)

       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized (gain) loss on investments.....................   (38,038)     48,762
                                                              ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  (189,211)   (102,715)
                                                              ========    ========
  Cash received for interest................................    13,171      13,739
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

    United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc. ("United")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December, 1997, United acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). Subsequently in February 1999, UPC had its initial public offering. As of March 31, 2001, United owns 53.3% of UPC. Through its broadband communications networks or services in 17 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its three primary business units, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution, which comprises the local operating systems, provides video, telephony and internet services for residential customers. UPC Media comprises the internet access and converging internet content and programming businesses. The third unit, PRIORITY TELECOM, focuses on providing network solutions to the business customer.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

1.  ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
    The following chart presents a summary of the Company's significant investments as of March 31, 2001.

                                                              UPC'S OWNERSHIP
                                                              ---------------
DISTRIBUTION:
AUSTRIA:
  Telekabel Group...........................................        95.0%
BELGIUM:
  UPC Belgium...............................................       100.0%
CZECH REPUBLIC:
  KabelNet..................................................       100.0%
  Kabel Plus................................................        99.9%
FRANCE:
  UPC France................................................        92.0%
GERMANY:
  EWT/TSS Group.............................................        51.0%
  PrimaCom AG ("Primacom")..................................        25.0%
HUNGARY:
  UPC Magyarorszag..........................................       100.0%
  Monor Communications Group, Inc. ("Monor")................        98.9%
THE NETHERLANDS:
  UPC Nederland.............................................       100.0%
  Alkmaar...................................................       100.0%
NORWAY:
  UPC Norge AS ("UPC Norge")................................       100.0%
SWEDEN:
  UPC Sweden................................................       100.0%
SLOVAK REPUBLIC:
  Trnavatel.................................................        95.0%
  Kabeltel..................................................       100.0%
  UPC Slovensko s.r.o.......................................       100.0%
ROMANIA:
  Eurosat...................................................        51.0%
  AST Romania...............................................        70.0%
POLAND:
  UPC Polska, Inc ("UPC Polska")............................       100.0%

MEDIA:
OTHER:
  CHELLO BROADBAND N.V. ("CHELLO")..........................       100.0%
IRELAND:
  Tara Televison Limited....................................        80.0%
U.K./CENTRAL EUROPE:
  UPC Broadcast Centre Ltd. ("UPC Broadcast Centre")........       100.0%

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

1.  ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

                                                              UPC'S OWNERSHIP
                                                              ---------------
SPAIN:
  Iberian Programming Services ("IPS")......................        50.0%
UNITED KINGDOM:
  Xtra Music Ltd............................................        50.0%
OTHER:
  SBS Broadcasting SA ("SBS")...............................        23.5%
THE NETHERLANDS:
  UPC Programming B.V. ("UPCtv")............................       100.0%
CZECH/SLOVAK/HUNGARY:
  UPC Direct Programming B.V................................       100.0%
POLAND:
  Wizja TV B.V..............................................       100.0%

PRIORITY TELECOM:
THE NETHERLANDS:
  Priority Telecom N.V. ("Priority Telecom")................        83.4%

OTHER:
ISRAEL:
  Tevel Israel International Communications Ltd.
  ("Tevel").................................................        46.6%
MALTA:
  Melita Cable TV P.L.C. ("Melita").........................        50.0%

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIS OF PRESENTATION

    The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All amounts are stated in thousands of Euros, except where stated otherwise.

    In management's opinion, all adjustments of a normal, recurring nature have been made which are necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000. For a more complete understanding of the Company's financial position and results of operations we refer to the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling interest through the ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidations.

ACCOUNTING CHANGE

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of Euro 35.3 million and a cumulative increase to Other Comprehensive Income ("OCI") of Euro 36.7 million. The increase to income was attributable to a loss of approximately Euro 36.7 million reclassified from OCI for the value of certain warrants held by the Company which are derivatives and are not designated as a hedging instrument, and income of approximately
Euro 72.0 million related to gains associated with the cross currency swaps which are held by the Company which do not qualify as hedging instruments as defined by SFAS 133. The fair value of the compound swaps as of March 31, 2001 amounting to Euro 388.0 million (including both the fair value of the foreign currency part and the interest part of the swaps) has been recorded as an asset on the balance sheet. Of this amount Euro 268.4 has been added to the carrying value of the related long-term debt. The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified for comparability with the March 31, 2001 presentation.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

3.  ACQUISITIONS

ENECO K&T GROUP

    In March 2000, UPC acquired the Eneco K&T Group ("K&T"), the cable interests of ENECO N.V., for a consideration of 1,046.3 million, including the repayment to ENECO N.V. and the assumption of debt from K&T to ENECO N.V. of
225.6 million. The acquisition was accounted for under purchase accounting. Effective March 31, 2000, UPC began consolidating its investment in K&T.

PRO FORMA INFORMATION

    The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2000 gives effect to UPC's acquisition of K&T as if this acquisition had occurred at the beginning of the period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date.

                                                              FOR THE THREE MONTHS ENDED
                                                                    MARCH 31, 2000
                                                              ---------------------------
                                                               HISTORICAL     PRO FORMA
                                                              ------------   ------------
Service and other revenue...................................      199,600        216,844
                                                              ===========    ===========
Net loss....................................................     (467,371)      (516,359)
                                                              ===========    ===========
Weighted-average number of ordinary shares outstanding......  435,608,107    435,608,107
                                                              ===========    ===========
Basic and diluted net loss per ordinary share...............        (1.07)         (1.19)
                                                              ===========    ===========

ACQUISITION OF ALKMAAR

    In January 2001, UPC acquired De Alkmaarse Kabel B.V., which owns and operates cable and broadband networks primarily in the Alkmaar region of the Netherlands, for a purchase price of 49.2 million. The purchase price was paid with cash of 22.9 million and an one-year note with interest of 8% per annum. The note is payable in cash or shares of UPC, at UPC's option.

ANNOUNCEMENT OF MERGER WITH PRIMACOM

    On March 29, 2001, UPC announced an agreement with PrimaCom to merge its German assets, including EWT/TSS and the TeleColumbus option, as well as its Alkmaar subsidiary located in the Netherlands, with those of Primacom. The proposed transaction is subject to approval by the PrimaCom shareholders, as well as various regulatory and other approvals. The merger is expected to close in the third quarter of 2001.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                           AS OF MARCH 31, 2001
                             ---------------------------------------------------------------------------------
                                INVESTMENTS IN      CUMULATIVE        CUMULATIVE        CUMULATIVE
                               AND ADVANCES TO      DIVIDENDS    SHARE IN RESULTS OF    TRANSLATION
                             AFFILIATED COMPANIES    RECEIVED    AFFILIATED COMPANIES   ADJUSTMENTS    TOTAL
                             --------------------   ----------   --------------------   -----------   --------
Tevel......................         89,817            (5,500)            (54,383)         15,564       45,498
Melita.....................         12,688                 -              (1,981)            814       11,521
Xtra Music.................         15,176                 -              (7,162)            562        8,576
IPS........................         10,065            (2,742)              6,495           5,294       19,112
SBS........................        261,999                 -             (51,121)         40,099      250,977
PrimaCom...................        345,096                 -             (44,482)              -      300,614
Other, net.................         50,128              (707)            (13,067)            131       36,485
                                   -------            ------            --------          ------      -------
Total......................        784,969            (8,949)           (165,701)         62,464      672,783
                                   =======            ======            ========          ======      =======

5.  OTHER INVESTMENTS

    MARKETABLE EQUITY SECURITIES OF UNITED, AT FAIR VALUE

    As a result of the UPC Acquisition, a subsidiary of UPC acquired 6,338,302 of United's Class A common shares, as adjusted for United's 2:1 stock split in November 1999, valued at fair market value of 30.3 million as of December 11, 1997. In November 1998, UPC sold 769,062 shares. As of March 31, 2001, the fair value of the remaining 5,569,240 shares was 83.1 million resulting in a cumulative unrealized gain of 56.5 million as of March 31, 2001.

    TERAYON WARRANTS

    UPC acquired warrants from Terayon Communication Systems, Inc. ("Terayon"), a public company, for 2 million shares of Terayon's common stock as a part of a relationship agreement entered into with Terayon in January 2000. The Company recorded the receipt of these warrants as an asset representing the fair value of the warrants at the date of receipt recorded in "other investments" and a credit recorded to "other long-term liabilities" which is being amortized to income over the term of the relationship agreement. For the three months period ended March 31, 2001, 3.1 million was amortized and has been reflected in "foreign exchange gain (loss) and other income (expense)" in the accompanying statement of operations.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                              ------------------------
                                                                2001          2000
                                                              ---------   ------------
Cable distribution networks.................................  3,202,827     3,089,342
Subscriber premises equipment and converters................    540,015       440,015
DTH, MMDS and distribution facilities.......................    221,541       218,568
Office equipment, furniture and fixtures....................    267,782       250,918
Buildings and leasehold improvements........................    134,020       132,092
Other.......................................................     86,977        61,636
                                                              ---------     ---------
                                                              4,453,162     4,192,571
  Accumulated depreciation..................................   (796,393)     (611,032)
                                                              ---------     ---------
  Property, plant and equipment, net........................  3,656,769     3,581,539
                                                              =========     =========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                              ------------------------
                                                                2001          2000
                                                              ---------   ------------
UPC Nederland...............................................  1,375,216     1,713,365
UPC Polska..................................................  1,090,419     1,024,469
UPC Germany.................................................    950,890       951,990
UPC Sweden..................................................    404,325       418,828
Priority Telecom............................................    691,347       363,215
UPC NV......................................................    217,218       208,540
Telekabel Group.............................................    180,498       180,200
UPC France..................................................    177,262       176,639
UPC Magyarorszag............................................    140,372       141,264
UPC Czech Republic..........................................    103,842       102,488
Priority Wireless Group.....................................    107,576       108,020
UPC Norge...................................................     86,544        72,427
Other.......................................................    102,823        96,838
                                                              ---------     ---------
                                                              5,628,332     5,558,283
  Accumulated amortization..................................   (538,802)     (438,391)
                                                              ---------     ---------
  Goodwill and other intangible assets, net.................  5,089,530     5,119,892
                                                              =========     =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

8.  LONG-TERM DEBT

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                              ------------------------
                                                                2001          2000
                                                              ---------   ------------
July 1999 Notes.............................................  1,767,070     1,567,212
October 1999 Notes..........................................  1,174,092     1,059,174
January 2000 Notes..........................................  1,898,246     1,761,130
UPC Distribution Bank Facility..............................  2,585,260     2,395,998
UPC Bridge Facility.........................................    750,000       750,000
@Entertainment Notes........................................    355,954       323,275
DIC loan....................................................     53,255        55,359
Other.......................................................    166,575       183,953
                                                              ---------     ---------
                                                              8,750,452     8,096,101
  Less current portion......................................    (20,501)      (17,832)
                                                              ---------     ---------
  Total.....................................................  8,729,951     8,078,269
                                                              =========     =========

    The increase in the July 1999 Notes, October 1999 Notes, January 2000 Notes, as well as the UPC Distribution Bank Facility, is partly due to the adoption of SFAS 133 as further disclosed in Note 2. Under SFAS 133, Euro 268.4 million attributable to the compound swaps has been added to the carrying value of the related long-term debt, with a corresponding amount recorded as an asset on the balance sheet. This amount had previously been netted with the underlying debt balance.

UPC DISTRIBUTION BANK FACILITY

    In October 2000, UPC closed a Euro 4.0 billion operating and term loan facility ("UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Bank Facilities bear interest at EURIBOR +0.75%-4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. The facility was widely syndicated to a group of more than 50 European and American (Banking) institutions. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling
Euro 2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and triple play by UPC's existing cable companies, excluding Polish and German operations. Additional availability is linked to certain performance tests. Management expects the additional borrowing availability under this facility to increase throughout 2001. As customary for a financing of this nature, certain financial covenants and restrictions on UPC's cable companies' ability to make dividends and/or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. UPC was in compliance with these covenants at March 31, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At March 31, 2001, Euro 2.6 billion was outstanding under this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million. Concurrent with the closing, UPC entered into a cross currency swap to predominantly hedge currency risk.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  COMMITMENTS AND CONTINGENCIES

LEASES

    UPC has entered into various short- and long-term agreements with third parties, varying in term from 3 to 15 years, for indefeasible rights of use ("IRU's") on fiber optic cable as well as for operational leases. Under these agreements UPC has commitments for discounted future minimum lease payments, and for operation and maintenance charges, which total approximately 27.9 million as of March 31, 2001.

    A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. At March 2001, these leases had an aggregate maximum commitment of approximately USD
220.5 million (250.7 million) over the next seven years.

    UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately USD 107.9 million (122.7 million) payable in monthly installments based on capacity used.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

    A subsidiary of UPC has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its digital direct-to-home ("DTH") and cable systems. At March 31, 2001, these agreements had an aggregate minimum commitment of approximately USD 264.5 million (300.7 million) over the next seven years.

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

10. SHAREHOLDERS' EQUITY

    At an extraordinary general meeting of shareholders in March 2000, the shareholders approved the amendment of UPC's Articles of Association to
(i) split each ordinary share A, priority share, preference share A and preferred share B (as of December 31, 1999, with a nominal value of Euro 2.00 each) into three shares with a nominal value of Euro 1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of Euro 0.02 each) into three shares with a nominal value of Euro 0.01 each and (iii) pay up an amount of Euro 145.2 million on account of the share premium reserve of the Company. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the 3 for 1 share split.

11. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's business has historically been derived from cable television. Commencing in 1998, the Company began launching telephony and internet services over parts of its upgraded network. The Company is managed internally as three primary businesses, UPC Distribution, UPC Media and PRIORITY TELECOM. In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

11. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) focuses on providing cable television, DTH, internet and telephony services to residential customers and is comprised of the local operating systems. cHELLO BROADBAND serves as the internet access provider, and was recently combined with the programming businesses led by UPCtv under one management team as UPC Media. PRIORITY TELECOM is focused on providing services to business customers. Amounts included in Corporate, IT and Other relate primarily to centralized activities which support multiple platforms/services.

    The Company evaluates performance and allocates resources based on the results of these business units. The key operating performance criteria used in this evaluation includes revenue growth and net operating loss before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"). Industry analysts generally consider EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner. As the Company increases its bundling of products, the allocation of indirect operating and SG&A expenses between individual products will become increasingly difficult and may not represent the actual Adjusted EBITDA for individual products.

    A summary of the segment information by geographic area is as follows:

                                                   REVENUE FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             ----------------------------------------------------------------------------------------------
                               CABLE                  INTERNET/                            CORPORATE,    INTER-
                             TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER   COMPANY     TOTAL
                             ----------   ---------   ---------   --------   -----------   ----------   --------   --------
Corporate..................          -          -           -           -           -           905           -        905
UPCtv......................          -          -           -           -       3,144             -      (1,436)     1,708
CHELLO BROADBAND...........          -          -      13,209           -           -             -     (12,671)       538
PRIORITY TELECOM...........          -     58,910           -           -           -             -     (11,692)    47,218
Distribution:
  The Netherlands..........     61,358     15,696      15,469           -           -        10,064      (9,560)    93,027
  Austria..................     20,845     10,618      11,066           -           -         2,779      (2,710)    42,598
  Belgium..................      3,904          -       2,203           -           -             -           -      6,107
  Czech Republic...........      8,159        215         214       1,767         820           431        (820)    10,786
  Norway...................     12,351      1,654       1,825           -           -           523        (523)    15,830
  Hungary..................     14,463      5,802         476       1,851       2,402             -      (2,402)    22,592
  France...................     14,882      4,384       1,449           -           -             -           -     20,715
  Poland...................     20,356          -         223      17,581      17,453             -     (17,025)    38,588
  Sweden...................      8,439          -       2,415           -           -             -           -     10,854
  Germany..................     12,330         11          15           -           -           731           -     13,087
  Other....................      8,218          -         157         516       1,698             4      (1,698)     8,895
                               -------     ------      ------      ------      ------        ------     -------    -------
Total......................    185,305     97,290      48,721      21,715      25,517        15,437     (60,537)   333,448
                               =======     ======      ======      ======      ======        ======     =======    =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

11. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                    REVENUE FOR THE THREE MONTHS ENDED MARCH 31, 2000
                              ----------------------------------------------------------------------------------------------
                                CABLE                  INTERNET/                            CORPORATE,    INTER-
                              TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER   COMPANY     TOTAL
                              ----------   ---------   ---------   --------   -----------   ----------   --------   --------
Corporate...................          -          -           -          -            -            -            -          -
UPCtv.......................          -          -           -          -          511            -            -        511
CHELLO BROADBAND............          -          -       5,431          -            -            -       (5,381)        50
PRIORITY TELECOM............          -      9,552           -          -            -            -            -      9,552
Distribution:
  The Netherlands...........     43,290      9,469       5,254          -            -            -            -     58,013
  Austria...................     20,697      5,754       5,597          -            -            -            -     32,048
  Belgium...................      3,644        278         812          -            -            -            -      4,734
  Czech Republic............      6,278        258           -          -            -        1,035            -      7,571
  Norway....................     12,263        403         404          -            -            -            -     13,070
  Hungary...................     11,766      5,299          58          -            -            -            -     17,123
  France....................     14,080      1,875         409          -            -            -            -     16,364
  Poland....................     17,258          -           -      9,610       13,014            -      (12,566)    27,316
  Sweden....................      8,220          -         845          -            -            -            -      9,065
  Germany...................          -          -           -          -            -            -            -          -
  Other.....................      3,937          -           -          -            -          246            -      4,183
                                -------     ------      ------      -----       ------        -----      -------    -------
Total.......................    141,433     32,888      18,810      9,610       13,525        1,281      (17,947)   199,600
                                =======     ======      ======      =====       ======        =====      =======    =======

                                               ADJUSTED EBITDA FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  -----------------------------------------------------------------------------------
                                    CABLE                  INTERNET/                            CORPORATE,
                                  TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER    TOTAL
                                  ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate.......................         -            -           -          -            -      (22,690)    (22,690)
UPCtv...........................         -            -           -          -      (15,364)           -     (15,364)
CHELLO BROADBAND................         -            -     (20,197)         -            -            -     (20,197)
PRIORITY TELECOM................         -      (21,552)          -          -            -            -     (21,552)
Distribution:
  The Netherlands...............    29,820       (4,323)     (4,343)         -            -      (14,099)      7,055
  Austria.......................     8,603        1,278       2,356          -            -        2,084      14,321
  Belgium.......................     1,572            -        (493)         -            -            -       1,079
  Czech Republic................     2,684          (29)       (297)    (1,415)        (487)         182         638
  Norway........................     4,220       (1,393)       (842)         -            -          523       2,508
  Hungary.......................     5,036        3,177        (398)    (1,338)      (1,339)           -       5,138
  France........................        60       (4,550)     (1,952)         -            -            -      (6,442)
  Poland........................       443            -      (1,308)    (1,982)      (9,375)        (587)    (12,809)
  Sweden........................     1,990            -        (938)         -            -         (100)        952
  Germany.......................     6,215          (10)       (164)         -            -         (584)      5,457
  Other.........................     3,224            -         142       (790)        (974)        (504)      1,098
                                    ------      -------     -------     ------      -------      -------     -------
Total...........................    63,867      (27,402)    (28,434)    (5,525)     (27,539)     (35,775)    (60,808)
                                    ======      =======     =======     ======      =======      =======     =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

11. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                               ADJUSTED EBITDA FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  -----------------------------------------------------------------------------------
                                    CABLE                  INTERNET/                            CORPORATE,
                                  TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING   IT & OTHER    TOTAL
                                  ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate.......................         -            -           -          -            -      (22,701)    (22,701)
UPCtv...........................         -            -           -          -       (7,647)           -      (7,647)
CHELLO BROADBAND................         -            -     (27,149)         -            -            -     (27,149)
PRIORITY TELECOM................         -       (2,649)          -          -            -            -      (2,649)
Distribution:
  The Netherlands...............    21,472      (11,939)     (5,279)         -            -            -       4,254
  Austria.......................    11,244       (1,126)        168          -            -            -      10,286
  Belgium.......................     1,461         (141)     (1,134)         -            -            -         186
  Czech Republic................       928           23           -          -            -          416       1,367
  Norway........................     4,905       (1,863)       (849)         -            -            -       2,193
  Hungary.......................     3,644        2,940      (1,069)         -            -            -       5,515
  France........................     1,517       (2,746)       (986)         -            -            -      (2,215)
  Poland........................     1,072            -           -     (4,343)     (14,609)        (324)    (18,204)
  Sweden........................     3,736         (705)     (2,086)         -            -            -         945
  Germany.......................         -            -           -          -            -            -           -
  Other.........................     1,667         (180)     (1,699)         -          (64)      (1,310)     (1,586)
                                    ------      -------     -------     ------      -------      -------     -------
Total...........................    51,646      (18,386)    (40,083)    (4,343)     (22,320)     (23,919)    (57,405)
                                    ======      =======     =======     ======      =======      =======     =======

    Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Adjusted EBITDA.............................................   (60,808)    (57,405)
Depreciation and amortization...............................  (245,179)   (130,703)
Stock-based compensation....................................    (1,062)    (52,038)
                                                              --------    --------
  Net operating loss........................................  (307,049)   (240,146)
Interest income.............................................    15,755      13,373
Interest expense............................................  (218,219)   (140,393)
Foreign exchange gain (loss) and other income (expense),
  net.......................................................   (55,105)    (79,953)
                                                              --------    --------
  Net loss before income taxes and other items..............  (564,618)   (447,119)
Share in results of affiliated companies, net...............   (46,096)    (21,215)
Minority interests in subsidiaries..........................    18,841         984
                                                              --------    --------
  Net loss before income tax benefit (expense) and
    cumulative effect of change in accounting principle.....  (591,873)   (467,350)
                                                              ========    ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

11. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                    TOTAL ASSETS
                                                              -------------------------
                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              ----------   ------------
Corporate...................................................   2,759,338     2,775,411
UPCtv.......................................................      80,939        70,043
CHELLO BROADBAND............................................     108,891       118,746
PRIORITY TELECOM............................................   1,055,322       630,418
Distribution:
  The Netherlands...........................................   2,487,544     2,929,364
  Austria...................................................     471,578       464,174
  Belgium...................................................      46,619        46,463
  Czech Republic............................................     232,968       231,122
  Norway....................................................     322,400       319,324
  Hungary...................................................     370,037       376,722
  France....................................................     923,998       914,385
  Poland....................................................   1,346,925     1,316,945
  Sweden....................................................     432,794       453,231
  Germany...................................................   1,030,272     1,044,344
  Other.....................................................     128,451       111,679
                                                              ----------    ----------
Total.......................................................  11,798,076    11,802,371
                                                              ==========    ==========

    The total assets of Priority Wireless are included in PRIORITY TELECOM, as historically Priority Wireless was included in PRIORITY TELECOM as an out-reach technology.

12. COMPREHENSIVE INCOME (LOSS)

    The components of total comprehensive income (loss) are as follows:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Net loss....................................................  (556,434)   (467,371)
Other comprehensive income (loss):
  Change in cumulative translation adjustments..............    16,283      36,101
  Change in unrealized gain (loss) on investments...........    38,038      48,762
                                                              --------    --------
    Total comprehensive income (loss).......................  (502,113)   (382,508)
                                                              ========    ========

13. BASIC NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Net loss....................................................  (556,434)   (467,371)
Accretion of Series 1 convertible preferred stock...........   (29,761)         --
                                                              --------    --------
Basic net loss attributable to common shareholders..........  (586,195)   (467,371)
                                                              ========    ========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to complete announced transactions, our ability to secure adequate capital to fund system growth, new businesses and acquisitions and to manage and grow our newer telephony, digital and internet/data services. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the three months ended March 31, 2001 and 2000, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

                                  INTRODUCTION

    We own and operate broadband communications networks or services in 17 countries in Europe and in Israel. Our operations are organized into three principal divisions. UPC Distribution, which comprises our local operating systems, delivers video, telephony and internet services to our residential customers. UPC Media comprises our internet access and converging internet content and programming businesses, which provide their products and services to us, as well as to third parties. PRIORITY TELECOM, which will target the business market, is our third principal division. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephony, internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. We plan to achieve this goal by increasing the penetration of our new services, such as digital video, telephony and internet.

    Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures.

    The following table summarizes our larger acquisitions since January 1, 2000.

                             INTEREST                                        CLOSING                  PURCHASE
OPERATING COMPANIES          ACQUIRED           LOCATION                      DATE                     PRICE
-------------------          --------   ------------------------   ---------------------------   ------------------
                                                                                                 (MILLIONS OF EURO)
Primacom AG................    25.0%    Germany                    December 1999 - March 2000            344.2
SBS........................    10.2%    pan-European                            February 2000            162.5
Intercomm(5)...............     100%    France                                  February 2000            100.0
Tebecai....................     100%    The Netherlands                         February 2000             62.2
ElTele stfold / Vestfold...     100%    Norway                                     March 2000             39.3
Kabel Haarlem B.V..........     100%    The Netherlands                            March 2000             62.2
Eneco K&T Group............     100%    The Netherlands                            March 2000          1,046.3(2)
UPC Magyarorszag(1)........   20.75%    Hungary                                    March 2000             63.9
DattelKabel................     100%    Czech Republic                              July 2000             24.5
EWT/TSS Group(3)...........     100%    Germany                                  October 2000            953.4
Cignal Global
  Communications(4)........     100%    United States of America                November 2000            235.7
Alkmaar....................     100%    The Netherlands                          January 2001             49.2

--------------------------

(1) We acquired the 20.75% of UPC Magyarorszag which we did not already own.

(2) Including acquisition of loans to former shareholder.

(3) We acquired 100% of EWT/TSS through our 51% owned subsidiary UPC Germany for a preliminary purchase price of 238.4 million in cash and 49% of UPC Germany.

(4) We acquired 100% of Cignal Global Communications in exchange for a 16% interest in our subsidiary Priority Telecom in a stock-based transaction.

(5) We acquired 100% of Intercomm France Holding S.A., in exchange for a 8% interest in UPC France and 36.0 million in cash.

ANNOUNCEMENT OF MERGER WITH PRIMACOM

    On March 29, 2001, we announced an agreement with PrimaCom to merge our German assets, including EWT/TSS and the Telecolumbus option, as well as our Alkmaar subsidiary located in the Netherlands, with those of PrimaCom. The proposed transaction is subject to approval by the PrimaCom shareholders, as well as various regulatory and other approvals. The merger is expected to close in the third quarter of 2001. If PrimaCom is deemed the "acquirer" for purposes of accounting for this proposed transaction, our investment in the merged companies would be required to be recorded at fair value as of the date of the transaction. Our carrying value of EWT/TSS could be significantly higher than the fair value of our investment in the merged companies if and when the transaction is consummated.

SERVICES

    To date, our primary source of revenue has been analog video entertainment services to residential customers. We believe that an increasing percentage of our future revenues will come from telephony, internet and digital video services within the residential market, as well as expanding to the business customer. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect. The introduction of telephony services and internet services had a significant negative impact on Adjusted EBITDA during 2000 and 1999. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against the incumbent operator. This negative impact is expected to decline. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur. We believe that our new services will continue to have a negative impact on Adjusted EBITDA due to the one-time costs associated with obtaining customers.

    UPC DISTRIBUTION-VIDEO. We currently offer our subscribers a wide choice of pay-tv services. We plan to continue to improve our expanded basic tier offerings by adding new channels and where possible, migrating popular commercial channels into an expanded basic tier service. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres. In many systems, we have introduced impulse pay-per view services.

    We are currently launching digital services in some of our markets. The increased channel capacity in digitalisation will enable us to offer subscribers more choice in pay-tv services, as well as transactional television and interactive services. We intend to offer transactional television services, such as near-video-on-demand (``NVOD") and video-on-demand (``VOD"). We have launched NVOD in the Netherlands. We plan to offer interactive services, such as electronic program guides (``EPG"), walled garden, basic email functionality and interactive television games. We also intend to provide our subscribers with customisable programming guides that would enable them to program their favorite channels and also allow parents to restrict their children's viewing habits. The increased channel capacity provided by digitalisation will enable subscribers to customer their subscriptions to our services to suit their lifestyles.

    UPC DISTRIBUTION-VOICE. We provide local national and international long distance voice telephony services to residential customers. Our operating systems offer a full complement of telephony services to residential customers, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

    UPC DISTRIBUTION-INTERNET. We operate our internet business locally through our operating companies. Our local operating companies provide subscribers with high-speed internet access via their cable modem. We provide subscribers cable-based internet access that is always-on for a flat fee. In 2001, we plan to introduce network monitoring tools. These tools will allow us to comprehensively monitor our stated fair-use policy, and will also enable us to offer more sophisticated products for heavy users.

    UPC MEDIA. We recently combined the management of our internet access and content group, CHELLO BROADBAND, and our programming business led by UPCtv, to form a new division, UPC Media. In addition to internet access and pay television, UPC Media will develop interactive services and transactional tv for our digital product.

    CHELLO BROADBAND provides our local operating companies and non-affiliated local operators with access to the internet gateway and additional services, such as high speed connectivity, caching, local language broadband portals, and marketing support, through franchise agreements. During 1999 and 2000, substantially all of CHELLO's revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to increase non-affiliated revenue through the CHELLO BROADBAND service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets. At March 31, 2001, CHELLO BROADBAND had approximately 401,400 subscribers, including 17,500 non-UPC affiliates.

    We plan to deploy interactive products which will support our planned digital roll-out across Europe, including broadband portal services, interactive/enhanced television, walled garden, e-commerce and entertainment and internet on the television. We also plan to deploy transactional television services, which include NVOD and VOD. In addition, UPCtv has developed and launched eight pay-per-view channels of various genres since May 1999. We have constructed a pan-European digital distribution platform designed for the state of the art production and the digital distribution of our new channels and other signals to our upgraded networks. During 1999 and 2000, substantially all of our programming businesses' revenues were subscription-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results.

We believe we have an opportunity to grow non-affiliated revenue through the media group's service in future years. We cannot predict whether our products and services, will become accepted or profitable in these markets. We believe these businesses will become increasingly inter-dependent and overlapping.

    PRIORITY TELECOM. PRIORITY TELECOM offers telephony services to business customers. Services vary per country, covering the range of voice, data, IP and hosting. In the course of 2000, PRIORITY TELECOM brought together a separate management team responsible for the provisioning of these services to business customers. At March 31, 2001, PRIORITY TELECOM had approximately 6,000 customers.

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

    UPC DISTRIBUTION-VOICE. Revenue from residential telephony services usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve high-growth from early market entry, we price our telephony service at a discount compared to services offered by incumbent telecommunications operators. Initially, we will also waive or substantially discount installation fees.

    UPC DISTRIBUTION-INTERNET. To date, virtually all of our revenues have been derived from monthly subscription fees. Most local operators have chosen to waive installation charges, although in most instances we collect a customer deposit. In the future, we expect to generate revenues from advertising and e-commerce as we develop our digital set-top computer services. Currently, our services are offered to residential subscribers at flat subscription fees. Following the introduction of bandwidth monitoring tools, we anticipate charging tiered pricing levels which more accurately reflect the individual consumption of bandwidth. For business subscribers to services other than our standard broadband internet access services, we generally agree the pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

    UPC MEDIA. CHELLO BROADBAND provides internet access and other services for a fee based upon a percentage of subscription revenue. For our programming channels, including our UPCtv and some Wizja TV channels, we charge cable operators on a per-subscriber basis. Charges for transactional television are per transaction.

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

    UPC DISTRIBUTION-VOICE. Direct operating costs include interconnection costs and number portability fees. Interconnection costs are variable based upon usage as determined through negotiated interconnection agreements. Indirect operating costs include network operations, customer operations and customer care. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

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

    PRIORITY TELECOM. Operating costs include costs of installation of our customers and costs of ownership and management of our part of the network. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

    The following table presents an overview of our revenue and Adjusted EBITDA by segment for the three months ended March 31, 2001 and 2000.

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                 (IN THOUSANDS OF
                                                                      EUROS)
Revenue:
UPC Distribution
  Cable tv..................................................  185,305       141,433
  Telephone(2)..............................................   38,380        23,336
  Internet..................................................   35,512        13,379
  DTH.......................................................   21,715         9,610
  Other.....................................................   14,532         1,281
  Intercompany Eliminations.................................  (12,793)            -
                                                              -------       -------
Total Distribution..........................................  282,651       189,039
PRIORITY TELECOM(2).........................................   58,910         9,552
CHELLO BROADBAND............................................   13,209         5,431
Programming.................................................   25,517        13,525
Corporate, IT and Other.....................................      905             -
Intercompany Eliminations...................................  (47,744)      (17,947)
                                                              -------       -------
                                                              333,448       199,600
                                                              =======       =======

Adjusted EBITDA(1):
UPC Distribution
  Cable tv..................................................   63,867        51,646
  Telephone(2)..............................................   (5,850)      (15,737)
  Internet..................................................   (8,237)      (12,934)
  DTH.......................................................   (5,525)       (4,343)
  Other.....................................................  (13,085)       (1,218)
                                                              -------       -------
Total Distribution..........................................   31,170        17,414
PRIORITY TELECOM(2).........................................  (21,552)       (2,649)
CHELLO BROADBAND............................................  (20,197)      (27,149)
Programming.................................................  (27,539)      (22,320)
Corporate, IT and Other.....................................  (22,690)      (22,701)
                                                              -------       -------
                                                              (60,808)      (57,405)
                                                              =======       =======

------------------------

(1) Adjusted EBITDA represents net operating loss before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

(2) For the three months ended March 31, 2000, the revenue and Adjusted EBITDA for our CLEC activities in the Netherlands, Austria and Belgium has been reclassified from UPC Distribution-Telephony to Priority CLEC, which is consistent with the presentation for the three months ended March 31, 2001.

UPC DISTRIBUTION

    REVENUE

    For the three months ended March 31, 2001, revenue from UPC Distribution increased 93.7 million to 282.7 million, from 189.0 million for the three months ended March 31, 2000, a 49.6% increase. Of the increase, 43.9 million is from cable television, 15.1 million is from telephony, 22.1 million is from internet,
12.1 million is from DTH and 0.5 million is from other, net of related intercompany eliminations. The increase in cable television revenue of
43.9 million is primarily due to increased subscribers from our acquisition of K&T (the Netherlands), which we include in our consolidated results effective March 31, 2000, and our acquisition of EWT (Germany), which we include in our consolidated results effective October 1, 2000. Cable television revenue from K&T and EWT included in our consolidated results for the three months ended March 31, 2001, totalled 28.4 million, compared to nil for the three months ended March 31, 2000. The remaining increase in cable television revenue relates to organic subscriber growth, and to a lesser extent increased rates.

    The increase in telephony revenue of 15.1 million primarily relates to organic subscriber growth. Residential telephony subscribers increased from approximately 253,000 at March 31, 2000 to approximately 440,000 at March 31, 2001.

    The increase in internet revenue of 22.1 million primarily relates to
organic subscriber growth.   Internet subscribers increased from approximately
177,000 at March 31, 2000 to approximately 409,000 at March 31, 2001. We continued to increase subscribers in systems where we had launched internet services prior to January 1, 2000. In addition, we launched internet in the second half of 2000, in Poland, Hungary and the Czech Republic.

    The increase in DTH revenue of 12.1 million primarily relates to organic
subscriber growth.   DTH subscribers increased from approximately 304,000 at
March 31, 2000 to approximately 466,000 at March 31, 2001. The majority of the increase relates to our Polish DTH system, which we acquired and began consolidating effective August 1, 1999. In addition, in the second half of 2000, we launched DTH service in our systems in Hungary, the Czech Republic and the Slovak Republic, leveraging off our existing DTH platform in Poland.

    Other revenue for the three months ended March 31, 2001, is primarily revenue recognized for the provision of network related services to PRIORITY TELECOM. UPC Distribution and PRIORITY TELECOM have entered into agreements for the provision by UPC Distribution of network, maintenance and operations. This intercompany revenue eliminates in our consolidated results. For the three months ended March 31, 2000, other revenue primarily relates to the rental of facilities and other.

    ADJUSTED EBITDA

    For the three months ended March 31, 2001, Adjusted EBITDA from UPC Distribution increased 13.8 million to 31.2 million, from 17.4 million for the three months ended March 31, 2000, a 79.3% increase. Of the increase,
12.3 million is from cable television, 9.8 million is from telephony and
4.7 million is from internet. These increases were partially offset by decreases of 1.2 million in DTH and 11.9 million in other. The increase in cable television Adjusted EBITDA of 12.3 million is primarily due to our acquisition of K&T (the Netherlands), which we include in our consolidated results effective March 31, 2000, and our acquisition of EWT (Germany), which we include in our consolidated results effective October 1, 2000. Cable television Adjusted EBITDA from K&T and EWT included in our consolidated results for the three months ended March 31, 2001, totaled 16.4 million, compared to nil for the three months ended March 31, 2000.

    The increase in telephony and internet Adjusted EBITDA of 9.8 million and
4.7 million, respectively primarily relates to organic subscriber growth, which has allowed us to realize economies of scale. In addition, we have realized costs savings from continued integration and restructuring of operations, as well as lower start-up costs.

    The decrease in DTH Adjusted EBITDA of 1.2 million primarily relates to start-up costs for the launch of DTH in our systems in Hungary, the Czech Republic and the Slovak Republic in the second half of 2000. The decrease in Adjusted EBITDA for these systems was partially offset by increased Adjusted EBITDA in our Polish system from subscriber growth, as well as a decrease in costs.

    Other Adjusted EBITDA for the three months ended March 31, 2001, is primarily related to development and start-up costs for our digital services, as well as regional costs. In the fourth quarter of 2000 we soft-launched our digital product in the Netherlands. Adjusted EBITDA associated with the launch of our digital services includes costs related to sales and marketing, training, and customer care and totalled for the three months ended March 31, 2001, to a negative 13.6 million. For the three months ended March 31, 2000, other Adjusted EBITDA primarily relates to regional office cost.

PRIORITY TELECOM

    REVENUE

    For the three months ended March 31, 2001, revenue from PRIORITY TELECOM increased 49.3 million to 58.9 million, from 9.6 million for the three months ended March 31, 2000. The increase in revenue is primarily due to acquisitions. In November 2000, we completed the acquisition of Cignal and began consolidating its operations. In addition, UPC Distribution acquired K&T and began consolidating its results effective March 31, 2000. The CLEC related assets of K&T have been spun-off to PRIORITY TELECOM, and its revenue is included in PRIORITY TELECOM's results for the three months ended March 31, 2001.

    ADJUSTED EBITDA

    For the three months ended March 31, 2001, Adjusted EBITDA from PRIORITY TELECOM decreased 19.0 million to a negative 21.6 million, from a negative
2.6 million for the three months ended March 31, 2000. The decrease is primarily due to the acquisition of Cignal and costs for the development and launch of products within its markets. For the three months ended March 31, 2000, Adjusted EBITDA primarily related to limited CLEC operations, as well as costs for PRIORITY WIRELESS. Historically, PRIORITY WIRELESS was included in PRIORITY TELECOM as an out-reach technology.

CHELLO BROADBAND

    REVENUE

    For the three months ended March 31, 2001, revenue from CHELLO BROADBAND increased 7.8 million to 13.2 million, from 5.4 million for the three months ended March 31, 2000. The increase in revenue is primarily due to increased internet subscribers. We continued to increase internet subscribers in UPC Distributions' systems, which have a franchise agreement with CHELLO BROADBAND. In addition, UPC Distribution launched CHELLO BROADBAND's services in Poland and Hungary in the second half of 2000.

    In general, CHELLO BROADBAND receives 40% of subscription-based revenue for its services from the local operator. Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for the three months ended March 31, 2001 and 2000 were 12.7 million and nil million, respectively.

    ADJUSTED EBITDA

    For the three months ended March 31, 2001, Adjusted EBITDA from CHELLO BROADBAND increased 6.9 million to a negative 20.2 million, from a negative
27.1 million for the three months ended March 31, 2000. The improvement in Adjusted EBITDA primarily relates to continued subscriber growth, as well as decreased start-up and development costs for launching a new service, and costs efficiencies from the integration and restructuring of operations.

PROGRAMMING

    REVENUE

    For the three months ended March 31, 2001, revenue from our programming businesses increased 12.0 million to 25.5 million, from 13.5 million for the three months ended March 31, 2000. The increase primarily relates to increased revenue from the launch of sports channels in Central and Eastern Europe, increased revenue from our Polish programming, as well as increased revenue from UPCtv. Our Central and Eastern Europe sports channels were launched in the second half of 2000. For the three months ended March 31, 2000, programming revenue was primarily from our Polish programming.

    In general, programming revenue relates to programming provided to UPC Distribution. Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for the three months ended March 31, 2001 and 2000 were 23.4 million and 12.6 million, respectively.

    ADJUSTED EBITDA

    For the three months ended March 31, 2001, Adjusted EBITDA from our programming business decreased 5.2 million to a negative 27.5 million, from a negative 22.3 million for the three months ended March 31, 2000. The decrease in Adjusted EBITDA primarily relates to costs related to the development of our channel business, UPCtv. In addition, the launch of the sports channels in Central and Eastern Europe in the second half of 2000 contributed to the decrease in Adjusted EBITDA.

CORPORATE, IT AND OTHER

    ADJUSTED EBITDA

    For both the three months ended March 31, 2001 and the three months ended March 31, 2000, Adjusted EBITDA from corporate, IT and other was a negative
22.7 million. Adjusted EBITDA for corporate, IT and other includes costs of our corporate functions, such as corporate development, investor relations, finance, legal, regulatory and marketing. Adjusted EBITDA for corporate, IT and other also includes costs related to the development and roll-out of our pan-European financial and customer care systems. Other costs include in corporate, IT and other include development costs, such as costs related to the development of our digital set-top computer, and investigation of new technologies, such as NVOD, voice-over IP telephony and satellite.

DEPRECIATION AND AMORTIZATION

    During the three months ended March 31, 2001, our depreciation and amortization expense increased 114.5 million to 245.2 million from
130.7 million for the three months ended March 31, 2000, a 87.6% increase. Of this increase, approximately 36.4 million, relates to increased amortization expense for goodwill created in connection with acquisitions in 2000. Depreciation expense also increased due to the acquisitions which closed during 2000, which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

INTEREST INCOME

    During the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, interest income increased 2.4 million to 15.8 million from
13.4 million, a 17.9% increase. The increase is due to a higher average cash balance during the three months ended March 31, 2001.

INTEREST EXPENSE

    During the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, interest expense increased 77.8 million to 218.2 million from 140.4 million, a 55.4% increase. The increase in 2001 is primarily due to our borrowings under the UPC Distribution Bank Facility and the UPC Bridge Facility. A significant amount of our interest expense in 2001 relates to accretion on our discount notes, which is not currently cash pay.

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash Current Pay:
  Bank......................................................   (74,518)    (11,786)
  Senior Notes..............................................   (72,150)    (71,837)
  Other.....................................................         -        (749)
                                                              --------    --------
                                                              (146,668)    (84,372)
Non-Cash Accretion:
  Discount Notes............................................   (62,901)    (49,289)
  Redeemed DIC Loan.........................................         -      (3,092)
  New DIC Loan..............................................      (169)          -
  Deferred Financing........................................    (8,481)     (3,640)
                                                              --------    --------
                                                               (71,551)    (56,021)
                                                              --------    --------
Total Interest Expense......................................  (218,219)   (140,393)
                                                              ========    ========

FOREIGN EXCHANGE GAIN (LOSS) AND OTHER INCOME (EXPENSE)

    Foreign exchange gain (loss) and other income (expense), net, reflected a loss of 55.1 million for the three months ended March 31, 2001, compared to a loss of 80.0 million for the three months ended March 31, 2000. The decrease was primarily due to a gain of 47.5 million relating to the valuation of the compound swaps in connection with the adoption of SFAS 133. This gain was partially offset by a foreign exchange loss during the three months ended
March 31, 2001 from the increased value of the US dollar against the Euro, subsequent to December 31, 2000.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Effective January 1, 2001, we adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 35.3 million and a cumulative increase to other Comprehensive Income (``OCI") of 36.7 million. The increase to income was attributable to a loss of approximately 36.7 million reclassified from OCI for value of certain warrants held by the Company which are derivatives which are not designated as a hedging instrument and income of approximately 72.0 million related to gains associated with the cross currency swaps which are held by us which do not qualify as hedging instruments as defined by SFAS 133. We use derivative instruments to manage exposures to foreign currency and interest rate risks.

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET

    For the three months ended March 31, 2001, our share in net losses of affiliated companies increased 24.9 million to 46.1 million from 21.2 million for the three months ended March 31, 2000, a 117.5% increase. The increase was primarily due to increased losses from SBS, Primacom and Tevel.

                            STATEMENTS OF CASH FLOWS

    We had cash and cash equivalents of 1,129.5 million as of March 31, 2001, an increase of 414.2 million from 715.3 million as March 31, 2000.

CASH FLOWS FROM OPERATING ACTIVITIES

    During the three months ended March 31, 2001, net cash flow used in operating activities was 428.4 million compared to a use of 33.5 million for the comparable period in 2000. This increase was primarily related to increased increased inventory and decreased current liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

    We used 206.6 million of net cashflow in investing activities during the three months ended March 31, 2001, compared to 1,949.3 million for the three months ended March 31, 2000. During the period ended March 31, 2001 cash was used to acquire Alkmaar for 22.9 million, net of cash acquired. Capital expenditures represented 177.7 million, excluding approximately 34.6 million relating to increased inventory, that once placed in service will be transferred to property, plant and equipment.

    During the three months ended March 31, 2000, cash was used principally for acquisitions, including K&T, for 1,046.3 million, net of cash acquired, UPC Magyaroszag for 63.9 million, net of cash acquired, Tebecai for 62.2 million, net of cash acquired, Haarlem for 62.2 million, net of cash acquired and other acquisitions totaling 112.7 million, net of cash acquired. Capital expenditures represented 253.2 million. During this period we made a net investment in affiliates of 304.3 million, including our acquisitions of an additional 10.5% interest in SBS for 162.5 million, shares in Primacom AG for 123.6 million and other investments in affiliates of 18.2 million. We also made a net investment in @Entertainment bonds and other securities of 44.5 million.

CASH FLOWS FROM FINANCING ACTIVITIES

    We had 173.8 million of cash flows from financing activities during the three months ended March 31, 2001, compared to 1,672.6 million for three months ended March 31, 2000. The principal source of cash was a drawdown of
200.0 million from the UPC Distribution Bank Facility. We paid down
26.2 million of various long and short-term debt facilities.

    The principal source of cash for the three months ended March 31, 2000, was net proceeds from our senior notes and discount notes offering in January 2000 of 1,594.2 million. Additional sources of cash were from long-term and short-term borrowings of 139.5 million and 268.0 million, respectively. Long-term borrowings included borrowings under the UPC Senior Credit Facility of
62.5 million and other borrowings of 77.0 million. We used proceeds of
231.4 million from the New A2000 Facility to pay off the existing A2000 Facilities. We had additional proceeds from short-term debt of 36.6 million, including 32.9 million from the GelreVision facility. We paid down other long-term and short-term loans of 297.3 million. During the three months ended March 31, 2000 we incurred deferred financing costs of 31.8 million.

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

    - cash contributed by United upon our formation,

    - debt financed at the UPC corporate level and project debt financed at the operating company level,

    - equity raised in our initial public offering, secondary offering and private offering of convertible preference shares,

    - debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes, and

    - operating cash flow.

    Our distribution business has historically been funded by bank loans and will continue to be in the future, primarily from the UPC Distribution Bank Facility. Our service divisions, including CHELLO BROADBAND, programming and PRIORITY TELECOM have been funded through equity and bonds.

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

SOURCES OF CAPITAL

    We had 1,129.5 million of unrestricted cash and cash equivalents on hand as of March 31, 2001. In addition, we had borrowing capacity at the corporate and project debt level. In 2000, we raised approximately 7.6 billion, and gained access to an additional 2.8 billion from a combination of banks, bonds and equity markets. We intend to continue to access these sources of capital, as well as other less traditional sources including vendor financing, equity partners, and leasing structures. We believe our access to sources of capital will be sufficient to satisfy future cash requirements, although there can be no assurance that this will be the case.

    On January 20, 2000, we closed an offering of our 11 1/2% senior notes due 2010, our 11 1/4% senior notes due 2010 and our 13 3/4% senior discount notes due 2010. The offering generated gross proceeds of approximately Euro
1.6 billion. Proceeds from the bond offering were used for working capital and other general corporate purposes, including acquisitions of businesses and possible investments.

    In January 2000, UPC Nederland (A2000), refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    At the end of March 2000 a fully committed Euro 2 billion stand-by revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. The facility bears interest at EURIBOR +6.0%-7.0%, stepping up after March 31, 2001, with periodic increases capped at an annual rate of 18.0%. An annual commitment fee of 0.5% is applicable over the undrawn amount. A drawing fee ranging from 1.5% to 2.0% is applicable for each drawing. The commitment terminated on December 31, 2000, and the facility reaches maturity on March 29, 2007. We borrowed 750 million on this facility prior to December 31, 2000.

    On April 7, 2000, Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a Euro 250 million bridge facility. The refinancing of the Rhone Vision Cable Credit Facility with this facility was completed in the fourth quarter of 2000. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In connection with the Eneco K&T acquisition, UPC Nederland received a short-term bridge loan of Euro 500 million secured with guarantees of certain of our Dutch assets. Drawdowns of the UPC Bridge Loan refinanced certain existing inter-company loans from UPC N.V. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In October 2000, we closed a Euro 4.0 billion operating and term loan facility ("The UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%-4.0% depending on certain leverage ratios, and we pay an annual commitment fee of 0.5% over the undrawn amount. The facility was widely syndicated to a group of more then 50 European and American (Banking) institutions. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling
Euro 2.0 billion. The UPC Distribution Bank Facility will finance further digital rollout and triple play by our existing cable companies, excluding Polish and German operations, subject to availability. Additional availability is linked to certain performance tests. We believe that additional availability by the end of 2001 will increase to a level equal to approximately one-half of the undrawn amount under this facility at the end of 2000. The facility also contains certain leverage and revenue covenants. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At March 31, 2001,
Euro 2.6 billion was outstanding under this facility.

    In December 2000, we sold Euro 1.43 billion worth of convertible preference shares and warrants for cash, to a group of investors, including United.

RIGHTS OFFERING

    On February 23, 2001, UPC announced a Euro 1.0 billion shareholder rights offering and the Euro 1.0 billion "backstop" subscription commitment of United, our majority shareholder. The rights offering and United's subscription commitment are subject to completion of a separate transaction between United and Liberty Media Corp. ("Liberty"), also announced on 23 February. UPC understands that United and Liberty have agreed in principle to revised terms to their planned transaction. While UPC must await disclosure of the outcome of this agreement before providing definitive guidance on this proposed capital raising, it remains confident that it will receive Euro 1.0 billion, or the equivalent in another currency, of financing in connection with the Liberty/United transaction.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INVESTMENT PORTFOLIO

    As of March 31, 2001, we have cash and cash equivalents of approximately 1,129.5 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union) however, the Company does not expect any material losses with respect to its investment portfolio.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

    The table below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for debt which is denominated in foreign currencies outside of the European Monetary Union as of December 31, 2001, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars.

                                        AMOUNT OUTSTANDING                       EXPECTED REPAYMENT
                                       AS OF MARCH 31, 2001                      AS OF DECEMBER 31,
                                      -----------------------   ----------------------------------------------------
                                      BOOK VALUE   FAIR VALUE     2001       2002       2003       2004       2005
                                      ----------   ----------   --------   --------   --------   --------   --------
                                                                  (EUROS, IN THOUSANDS)
DOLLAR DENOMINATED FACILITIES
UPC SENIOR DISCOUNT NOTES DUE
  2009..............................   557,669      284,086           -          -          -          -          -
  Average interest rate.............     12.50%       22.44%
UPC SENIOR DISCOUNT NOTES DUE
  2009..............................   341,596      179,319           -          -          -          -          -
  Average interest rate.............    13.375%       22.28%
UPC SENIOR DISCOUNT NOTES DUE
  2010..............................   683,207      363,776           -          -          -          -          -
  Average interest rate.............    13.750%       21.71%
UPC SENIOR NOTES DUE 2010...........   677,557      446,762           -          -          -          -          -
  Average interest rate.............     11.25%       18.80%
UPC DISTRIBUTION BANK FACILITY USD
  TRANCHE...........................   122,206      122,206           -          -          -      1,222      1,222
  LIBOR +4%
  Average interest rate.............     10.20%       10.20%
PCI NOTES...........................    17,138       17,138           -          -     17,138          -          -
  Average interest rate.............     9.875%        15.6%
@ENTERTAINMENT 1998 SENIOR DISCOUNT
  NOTES.............................   170,219      108,017           -          -          -          -          -
  Average interest rate.............     14.50%       24.73%
@ENTERTAINMENT 1999 SENIOR DISCOUNT
  NOTES.............................   151,905       91,191           -          -          -          -          -
  Average interest rate.............     14.50%       24.73%
@ENTERTAINMENT 1999 SERIES C SENIOR
  DISCOUNT NOTES....................    16,692       16,692           -          -          -          -          -
  Average interest rate.............         7%        14.2%

    Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risks. In connection with our offerings of senior notes in July 1999, October 1999, January 2000 and the UPC Distribution Bank Facility, we entered into cross-currency swap agreements, exchanging dollar-denominated debt for Euro denominated debt.

INTEREST RATE SENSITIVITY

    The table below provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2001, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, as the Euro is our reporting currency.

                                       AMOUNT OUTSTANDING                       EXPECTED REPAYMENT
                                      AS OF MARCH 31, 2001                      AS OF DECEMBER 31,
                                     -----------------------   ----------------------------------------------------
                                     BOOK VALUE   FAIR VALUE     2001       2002       2003       2004       2005
                                     ----------   ----------   --------   --------   --------   --------   --------
                                                                 (EUROS, IN THOUSANDS)
VARIABLE RATE FACILITIES
UPC 10.875% SENIOR NOTES DUE
  2009.............................    909,401      584,315          -          -          -          -          -
  EURIBOR + 4.15% and 8.54%,
    average rate in 2001 of 9.07%
    and 8.54%
  Average interest rate............     10.875%       18.88%
UPC 10.875% SENIOR NOTES DUE
  2007.............................    227,350      146,647          -          -          -          -          -
  EURIBOR + 4.8% and 9.92%, average
    rate in 2001 of 10% and 9.92%
  Average interest rate............     10.875%       19.77%
UPC 11.25% SENIOR NOTES DUE 2009...    284,646      184,775          -          -          -          -          -
  EURIBOR + 4.8% and 9.92%, average
    rate in 2001 of 10% and 9.92%
  Average interest rate............      11.25%       18.93%
UPC BRIDGE FACILITY................    750,000      750,000          -          -          -          -          -
  EURIBOR + 7%
  Average interest rate............      11.85%       11.85%
UPC DISTRIBUTION BANK FACILITY.....  2,585,260    2,585,260          -          -          -    348,650    697,900
  EURIBOR/USD LIBOR + 0.75%-4%
  Average interest rate............       8.09%        8.09%

                                        AMOUNT OUTSTANDING                       EXPECTED REPAYMENT
                                       AS OF MARCH 31, 2001                      AS OF DECEMBER 31,
                                      -----------------------   ----------------------------------------------------
                                      BOOK VALUE   FAIR VALUE     2001       2002       2003       2004       2005
                                      ----------   ----------   --------   --------   --------   --------   --------
                                                                  (EUROS, IN THOUSANDS)
FIXED RATE FACILITIES
UPC SENIOR NOTES DUE 2009...........   300,000      195,000           -          -          -          -          -
  Average interest rate.............    10.875%       19.54%
UPC SENIOR DISCOUNT NOTES DUE
  2009..............................   557,669      284,086           -          -          -          -          -
  Average interest rate.............      12.5%       22.44%
UPC SENIOR DISCOUNT NOTES DUE
  2009..............................   341,596      179,319           -          -          -          -          -
  Average interest rate.............    13.375%       22.28%
UPC SENIOR DISCOUNT NOTES DUE
  2009..............................   120,140       66,850           -          -          -          -          -
  Average interest rate.............    13.375%       22.16%
UPC SENIOR NOTES DUE 2007...........   100,000       67,000           -          -          -          -          -
  Average interest rate.............    10.875%       19.59%
UPC SENIOR NOTES DUE 2009...........   100,360       64,640           -          -          -          -          -
  Average interest rate.............     11.25%       19.74%
UPC SENIOR DISCOUNT NOTES DUE
  2010..............................   683,207      363,776           -          -          -          -          -
  Average interest rate.............     13.75%       21.71%
UPC SENIOR NOTES DUE 2010...........   338,800      223,381           -          -          -          -          -
  Average interest rate.............     11.50%       18.82%
UPC SENIOR NOTES DUE 2010...........   677,557      446,762           -          -          -          -          -
  Average interest rate.............     11.25%       18.80%
UPC SENIOR NOTES DUE 2009...........   198,682      132,000           -          -          -          -          -
  Average interest rate.............     11.25%       19.12%
PCI NOTES...........................    17,138       17,138           -          -     17,138          -          -
  Average interest rate.............     9.875%        15.6%
@ENTERTAINMENT 1998 SENIOR DISCOUNT
  NOTES.............................   170,219      104,986           -          -          -          -          -
  Average interest rate.............      14.5%       24.73%
@ENTERTAINMENT 1999 SENIOR DISCOUNT
  NOTES.............................   151,905      104,921           -          -          -          -          -
  Average interest rate.............      14.5%       24.73%
@ENTERTAINMENT 1999 SERIES C SENIOR
  DISCOUNT NOTES....................    16,692       16,692           -          -          -          -          -
  Average interest rate.............         7%        14.2%
DIC LOAN............................    53,255       53,255           -     53,255          -          -          -
  Average interest rate.............      10.0%        10.0%

EQUITY PRICES

    As of March 31, 2001, we are exposed to equity price fluctuations related to our investment in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

                                                                                 FAIR VALUE AS OF
                                                              NUMBER OF SHARES    MARCH 31, 2001
                                                              ----------------   ----------------
                                                                (STATED IN THOUSANDS OF EUROS,
                                                                     EXCEPT SHARE AMOUNTS)
United......................................................     5,569,240             83,097
PrimaCom AG.................................................     4,948,039             74,221
SBS.........................................................     6,000,000            132,153
Terayon(1)..................................................     2,000,000             10,373

------------------------

(1) Represents warrants to acquire shares. Fair value based on Black and Scholes model as of March 31, 2001.

    As of March 31, 2001, we are also exposed to equity price fluctuations related to our debt which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

                                                                                         EXPECTED
                                                            AMOUNT OUTSTANDING           REPAYMENT
                                                           AS OF MARCH 31, 2001     AS OF DECEMBER 31,
                                                          -----------------------   -------------------
                                                          BOOK VALUE   FAIR VALUE     2001       2002
                                                          ----------   ----------   --------   --------
                                                                       (EUROS, THOUSANDS)
CONVERTIBLE DEBT
DIC LOAN................................................    53,255       53,255           -     53,255
  10% per annum

                           PART II--OTHER INFORMATION

ITEM 5--OTHER INFORMATION

SUMMARY OPERATING DATA 2001

    The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                    AS AT MARCH 31, 2001
                           ------------------------------------------------------------------------------------------------------
                               UPC        HOMES IN                  TWO WAY                                 DIRECT
                             PAID-IN      SERVICE       HOMES        HOMES        BASIC         BASIC      TO HOME      DIGITAL
                            OWNERSHIP       AREA        PASSED     PASSED(1)   SUBSCRIBERS   PENETRATION    (DTH)     SUBSCRIBERS
                           -----------   ----------   ----------   ---------   -----------   -----------   --------   -----------
MULTI-CHANNEL TV:

  CONSOLIDATED COMPANIES:
  Norway..................      100.0%      529,000      474,400     143,800       331,600      69.9%             -            -
  Sweden..................      100.0%      770,000      421,600     238,600       255,300      60.6%             -            -
  Belgium.................      100.0%      530,000      152,100     152,100       123,800      81.4%             -            -
  France..................       92.0%    2,653,200    1,240,300     430,900       405,900      32.7%             -        8,800
  The Netherlands.........      100.0%    2,578,800    2,465,400   2,030,300     2,272,800      92.2%             -       24,000
  The Netherlands
    (Alkmaar).............      100.0%       47,700       44,100      44,100        40,100      90.9%             -          400
  Austria.................       95.0%    1,168,700      919,700     916,400       488,400      53.1%             -            -
  Germany (EWT/TSS).......       51.0%      781,800      781,800       9,300       575,500      73.6%             -            -
  Poland..................      100.0%    1,950,000    1,855,200     151,800     1,045,400      56.3%       388,800            -
  Hungary................. 98.9-100.0%    1,001,100      876,800     271,800       636,900      72.6%        35,600            -
  Czech Republic.......... 99.9-100.0%      913,000      786,400     179,400       379,100      48.2%        30,400            -
  Romania.................  51.0-70.0%      648,500      450,700           -       287,600      63.8%             -            -
  Slovak Republic......... 95.0-100.0%      517,800      370,800      17,300       318,600      85.9%        11,500            -
                                         ----------   ----------   ---------    ----------                 --------   ----------
    Total consolidated....               14,089,600   10,839,300   4,585,800     7,161,000                  466,300       33,200
                                         ==========   ==========   =========    ==========                 ========   ==========

  NON-CONSOLIDATED COMPANIES:
  Germany (Primacom)
    (2)...................       25.0%    1,916,900    1,916,900     411,000     1,301,700      67.9%             -        5,400
  Israel..................       46.6%      645,300      645,300     400,500       445,000      69.0%             -            -
  Malta...................       50.0%      179,400      179,400           -        83,800      46.7%             -            -
                                         ----------   ----------   ---------    ----------                 --------   ----------
    Total
      non-consolidated....                2,741,600    2,741,600     811,500     1,830,500                        -        5,400
                                         ==========   ==========   =========    ==========                 ========   ==========
  Total...................               16,831,200   13,580,900   5,397,300     8,991,500                  466,300       38,600
                                         ==========   ==========   =========    ==========                 ========   ==========

                                                                        AS AT MARCH 31, 2001
                                                  -----------------------------------------------------------------
                                                      UPC             SUBSCRIBERS                   LINES
                                                    PAID-IN     ------------------------   ------------------------
                                                   OWNERSHIP    RESIDENTIAL   BUSINESSES   RESIDENTIAL   BUSINESSES
                                                  -----------   -----------   ----------   -----------   ----------
CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  Norway.......................................        100.0%       16,700             -       18,100            -
  France.......................................         92.0%       47,000             -       49,600          600
  The Netherlands..............................        100.0%      145,100             -      177,100            -
  Austria......................................         95.0%      114,600             -      115,900            -
  Germany-EWT/TSS..............................         51.0%          100             -          100            -
                                                                 ---------     ---------    ---------    ---------
    Total cable................................                    323,500             -      360,800          600
                                                                 =========     =========    =========    =========
NON-CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  The Netherlands (3)..........................        100.0%       44,300         8,800            -            -
  Czech Republic (4)...........................   99.9-100.0%        3,500             -        3,500            -
  Hungary (4)..................................   98.9-100.0%       69,000             -       74,100            -
                                                                 ---------     ---------    ---------    ---------
    Total non-cable............................                    116,800         8,800       77,600            -
                                                                 =========     =========    =========    =========
    Total......................................                    440,300         8,800      438,400          600
                                                                 =========     =========    =========    =========

                                                                         AS AT MARCH 31, 2001
                                                 --------------------------------------------------------------------
                                                                                           3RD PARTY         DATA
                                                                                              ISP            OVER
                                                    UPC             SUBSCRIBERS          SUBSCRIBERS(5)    SATELLITE
                                                  PAID-IN     ------------------------   --------------   -----------
                                                 OWNERSHIP    RESIDENTIAL   BUSINESSES    RESIDENTIAL     RESIDENTIAL
                                                 ----------   -----------   ----------   --------------   -----------
INTERNET

  CONSOLIDATED COMPANIES:
  Norway......................................        100.0%     18,600            -              -             -
  Sweden......................................        100.0%     37,600            -              -             -
  Belgium.....................................        100.0%     17,100        1,100              -             -
  France......................................         92.0%     16,300            -              -             -
  The Netherlands.............................        100.0%    172,600            -         22,200             -
  The Netherlands (Alkmaar)...................        100.0%          -            -          3,000             -
  Austria.....................................         95.0%    112,200        1,700              -             -
  Germany (EWT/TSS)...........................         51.0%          -            -            100             -
  Poland......................................        100.0%      1,600            -              -           200
  Hungary.....................................   98.9-100.0%      5,100            -              -             -
  Czech Republic..............................   99.9-100.0%          -            -          2,600             -
                                                                -------       ------         ------           ---
    Total consolidated........................                  381,100        2,800         27,900           200
                                                                =======       ======         ======           ===

  NON-CONSOLIDATED COMPANIES:
  Germany (Primacom) (2)......................         25.0%          -            -         20,500
                                                                -------       ------         ------           ---
    Total non-consolidated....................                        -            -         20,500             -
                                                                =======       ======         ======           ===
    Total.....................................                  381,100        2,800         48,400           200
                                                                =======       ======         ======           ===

SUMMARY OPERATING DATA 2000

   The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                         AS AT MARCH 31, 2000
                       -----------------------------------------------------------------------------------------
                           UPC         HOMES IN                  TWO WAY                                 DIRECT
                         PAID-IN       SERVICE       HOMES        HOMES        BASIC         BASIC      TO HOME
                        OWNERSHIP        AREA        PASSED     PASSED(1)   SUBSCRIBERS   PENETRATION    (DTH)
                       ------------   ----------   ----------   ---------   -----------   -----------   --------
MULTI-CHANNEL TV:

  CONSOLIDATED COMPANIES:
  Norway.............        100.0%      529,000      468,300      63,800       330,000        70.5%           -
  Sweden.............        100.0%      770,000      421,600     227,000       246,100        58.4%           -
  Belgium............        100.0%      530,000      150,400     147,900       125,600        83.5%           -
  France.............         92.0%    2,105,500    1,081,000     120,600       375,300        34.7%           -
  The Netherlands....        100.0%    2,513,700    2,421,100   1,945,200     2,255,000        93.1%           -
  Austria............         95.0%    1,080,600      907,900     824,300       476,000        52.4%           -
  Poland.............        100.0%    1,950,000    1,769,600           -     1,023,400        57.8%     303,700
  Hungary............   98.9-100.0%    1,001,100      750,300     185,200       550,800        73.4%           -
  Czech Republic.....   99.9-100.0%      868,300      776,900      17,700       364,300        46.9%           -
  Romania............    51.0-70.0%      509,300      391,700           -       261,600        66.8%           -
  Slovak Republic....   95.0-100.0%      417,800      309,200           -       247,500        80.0%           -
                                      ----------   ----------   ---------    ----------                 --------
    Total
    consolidated.....                 12,275,300    9,448,000   3,531,700     6,255,600                  303,700
                                      ==========   ==========   =========    ==========                 ========

  NON-CONSOLIDATED COMPANIES:
  Germany (Primacom)
    (6)..............         25.1%    1,422,800    1,422,800      30,500       919,600        64.6%           -
  Israel.............         46.6%      660,000      617,000     385,400       431,400        69.9%           -
  Malta..............         50.0%      177,000      175,200           -        77,300        44.1%           -
                                      ----------   ----------   ---------    ----------                 --------
                                       2,259,800    2,215,000     415,900     1,428,300                        -
    Total non-consolidated.........
                                      ==========   ==========   =========    ==========                 ========
    Total............                 14,535,100   11,663,000   3,947,600     7,683,900                  303,700
                                      ==========   ==========   =========    ==========                 ========

                                                                      AS AT MARCH 31, 2000
                                                ----------------------------------------------------------------
                                                   UPC             SUBSCRIBERS                   LINES
                                                 PAID-IN     ------------------------   ------------------------
                                                OWNERSHIP    RESIDENTIAL   BUSINESSES   RESIDENTIAL   BUSINESSES
                                                ----------   -----------   ----------   -----------   ----------
CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  Norway......................................       100.0%      5,300            -         6,000          200
  France......................................        92.0%     18,300            -        18,900          400
  The Netherlands.............................       100.0%     82,300          100        95,400        2,600
  Austria.....................................        95.0%     52,600          500        54,100        2,300
                                                               -------       ------       -------       ------
    Total cable...............................                 158,500          600       174,400        5,500
                                                               =======       ======       =======       ======

NON-CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  The Netherlands (3).........................        80.0%     23,300        8,400             -            -
  Mundi Telecom...............................        51.0%      3,200        2,200             -            -
  Czech Republic (4)..........................  99.9-100.0%      3,600            -         3,600            -
  Hungary (Monor) (4).........................        97.1%     64,800        3,300        66,900        6,400
                                                               -------       ------       -------       ------
    Total non-cable...........................                  94,900       13,900        70,500        6,400
                                                               =======       ======       =======       ======
    Total.....................................                 253,400       14,500       244,900       11,900
                                                               =======       ======       =======       ======

                                                                     AS AT MARCH 31, 2000
                                                ---------------------------------------------------------------
                                                                                              3RD PARTY
                                                   UPC            SUBSCRIBERS            ISP SUBSCRIBERS (5)
                                                 PAID-IN    ------------------------   ------------------------
                                                OWNERSHIP   RESIDENTIAL   BUSINESSES   RESIDENTIAL   BUSINESSES
                                                ---------   -----------   ----------   -----------   ----------
INTERNET

  CONSOLIDATED COMPANIES:
  Norway......................................    100.0%        4,900         100              -          -
  Sweden......................................    100.0%       11,500           -              -          -
  Belgium.....................................    100.0%        8,900         800              -          -
  France......................................     92.0%        5,000           -              -          -
  The Netherlands.............................    100.0%       80,400       1,900         11,300        200
  Austria.....................................     95.0%       54,500       1,300              -          -
  Hungary.....................................    100.0%          300           -              -          -
                                                              -------       -----         ------        ---
    Total consolidated........................                165,500       4,100         11,300        200
                                                              =======       =====         ======        ===

  NON-CONSOLIDATED COMPANIES:
  Germany (Primacom) (6)......................     25.1%          200           -              -          -
                                                              -------       -----         ------        ---
    Total non-consolidated....................                    200           -              -          -
                                                              -------       -----         ------        ---
    Total.....................................                165,700       4,100         11,300        200
                                                              =======       =====         ======        ===

SUMMARY OPERATING DATA 2000 AND 2001

RESIDENTIAL RGU'S (7)

    The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                              AS OF MARCH 31, 2001   AS OF MARCH 31, 2000
                                                                  TOTAL RGU'S            TOTAL RGU'S
                                                              --------------------   --------------------
Norway......................................................         366,900                340,200
Sweden......................................................         292,900                257,600
Belgium.....................................................         140,900                134,500
France......................................................         478,000                398,600
The Netherlands (8).........................................       2,681,000              2,452,300
The Netherlands (Alkmaar)...................................          43,500                      -
Austria.....................................................         715,200                583,100
Germany (EWT/TSS)...........................................         575,700                      -
Poland......................................................       1,435,800              1,327,100
Hungary.....................................................         746,600                615,900
Czech Republic..............................................         415,600                367,900
Romania.....................................................         287,600                261,600
Slovak Republic.............................................         330,100                247,500
Mundi Telecom (9)...........................................               -                  3,200
                                                                   ---------              ---------
  Total consolidated........................................       8,509,800              6,989,500
                                                                   =========              =========

--------------------------

(1) Two way homes passed represents the number of homes passed where customers can request and receive an installation of a two-way addressable set top and ``normal" customer services (e.g. the service is launched, customers are billed and normal service activity is available).

(2) Statistics of Primacom are as of December 31, 2000.

(3) UTH's 100% subsidiary Uniport was sold in April 2001. As of March 31, 2000, UTH owned 80% of Uniport.

(4) Monor and Czech Republic offer traditional telephony service.

(5) Internet subscribers who are not served by CHELLO BROADBAND.

(6) Statistics of Primacom are as of December 31, 1999.

(7) RGU's is the sum of Basic Cable, Digital, Residential Internet, Residential Telephony and DTH subscribers.

(8) The Netherlands RGU's include 44,300 Uniport Carrier Select Telephony subscribers at March 31, 2001 and 23,300 at March 31, 2000. Uniport was sold in April 2001.

(9) In 2001 Mundi Telecom subscribers are included in PRIORITY TELECOM.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--none

(b) Reports on Form 8-K filed during the Quarter

DATE FILED              DATE OF EVENT                           ITEM REPORTED
----------              -------------           ----------------------------------------------
January 26, 2001        January 16, 2001        Item 5--Commencement of consent solicitation
                                                by UPC Polska and Poland Communications, Inc,
                                                with respect to their outstanding bonds.

March 5, 2001*          February 23, 2001       Item 5--Amendment of United/Liberty
                                                Transaction and Announcement of Rights
                                                Offering.

------------------------

* As amended on March 6, 2001 to include an exhibit inadvertantly excluded from the filing.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       UNITED PAN-EUROPE COMMUNICATIONS N.V.

                                                       By:          /S/  CHARLES H.R. BRACKEN
                                                            -----------------------------------------
                                                               BOARD OF MANAGEMENT MEMBER AND CHIEF
                                                                 FINANCIAL OFFICER (AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)
                                                                        Date: May 14, 2001