Form 10-Q
period 2001-06-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2001-08-14
CIK 1070778

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

                      FOR THE QUARTER ENDED JUNE 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Registrant's common stock as of August 14, 2001 was:

                    443,417,525 ordinary shares A, including
               shares represented by American Depository Receipts

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                             --------
                    PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

  Consolidated Balance Sheets of June 30, 2001 (Unaudited)
    and December 31, 2000...................................        1

  Consolidated Statements of Operations for the Three and
    Six Months Ended June 30, 2001 and 2000 (Unaudited).....        2

  Consolidated Statement of Shareholders' Equity for the Six
    Months Ended June 30, 2001 (Unaudited)..................        3

  Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2001 and 2000 (Unaudited)................        4

  Notes to Consolidated Financial Statements (Unaudited)....        6

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF
       OPERATIONS...........................................       25

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
  RISK......................................................       42

                     PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................       47

ITEM 5--OTHER INFORMATION...................................       48

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K....................       53

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                          CONSOLIDATED BALANCE SHEETS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                AS OF         AS OF
                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
ASSETS:
Current assets
  Cash and cash equivalents.................................   1,092,442     1,590,230
  Restricted cash...........................................       4,130           421
  Subscriber receivables, net of allowance for doubtful
    accounts of 65,798 and 57,108, respectively.............     130,579       151,977
  Costs to be reimbursed by affiliated companies............      20,488        12,459
  Other receivables, including related party receivables of
    4,970 and 5,140, respectively...........................     130,764       155,212
  Inventory.................................................     144,005       127,813
  Prepaid expenses and other current assets.................     127,034        82,475
                                                              ----------    ----------
    Total current assets....................................   1,649,442     2,120,587
Other investments...........................................      75,113       105,063
Investments in and advances to affiliated companies.........     694,697       685,288
Property, plant and equipment, net..........................   3,689,484     3,581,539
Goodwill and other intangible assets, net...................   4,910,190     5,119,892
Deferred financing costs, net...............................     150,907       178,113
Derivative assets...........................................     453,844             -
Other assets................................................      22,554        11,889
                                                              ----------    ----------
    Total assets............................................  11,646,231    11,802,371
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities
  Accounts payable, including related party payables of
    1,710 and 762, respectively.............................     341,348       579,060
  Accrued liabilities.......................................     598,619       583,351
  Subscriber prepayments and deposits.......................     163,286       100,696
  Short-term debt...........................................      48,610        51,860
  Current portion of long-term debt.........................      21,668        17,832
                                                              ----------    ----------
    Total current liabilities...............................   1,173,531     1,332,799
Long-term debt..............................................   9,412,342     8,078,269
Other long-term liabilities.................................     135,485        46,801
                                                              ----------    ----------
    Total liabilities.......................................  10,721,358     9,457,869
                                                              ==========    ==========
Commitments and contingencies (see Note 9)
Minority interests in subsidiaries..........................     760,341       831,132
Shareholders' equity (As adjusted for stock split, see Note
  10)
  Priority stock, 1.0 par value, 300 shares authorized, 300
    and 300 shares issued, respectively.....................           -             -
  Series 1 convertible preference stock, class A common
    stock, 1.0 par value, 12,400 shares, authorized, 12,400
    and 12,400 shares issued and outstanding, respectively..   1,444,646     1,392,251
  Ordinary stock, 1.0 par value, 1,000,000,000 shares
    authorized, 441,246,729 and 441,246,729 shares issued
    and outstanding, respectively...........................     441,247       441,247
  Additional paid-in capital................................   2,786,460     2,800,234
  Deferred compensation.....................................     (75,466)      (87,945)
  Accumulated deficit.......................................  (4,589,382)   (3,110,627)
  Other cumulative comprehensive income.....................     157,027        78,210
                                                              ----------    ----------
    Total shareholders' equity..............................     164,532     1,513,370
                                                              ----------    ----------
    Total liabilities and shareholders' equity..............  11,646,231    11,802,371
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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                      CONSOLIDATED STATEMENT OF OPERATIONS
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                 ENDED JUNE 30,              ENDED JUNE 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Service and other revenue.................      357,493       237,989       690,941       437,589
Operating expense.........................     (248,530)     (151,138)     (503,865)     (293,020)
Selling, general and administrative
  expense.................................     (154,016)      (85,412)     (293,999)     (252,573)
Depreciation and amortization.............     (260,363)     (159,162)     (505,542)     (289,865)
Impairment charges........................     (300,000)            -      (300,000)            -
                                            -----------   -----------   -----------   -----------
    Net operating loss....................     (605,416)     (157,723)     (912,465)     (397,869)
Interest income...........................       11,856         8,756        27,611        22,129
Interest expense..........................     (247,102)     (167,289)     (465,321)     (307,682)
Foreign exchange gain (loss) and other
  income (expense), net...................      (63,683)      (43,999)     (118,788)     (123,952)
                                            -----------   -----------   -----------   -----------
    Net loss before income taxes and other
      items...............................     (904,345)     (360,255)   (1,468,963)     (807,374)
Share in results of affiliated
  companies...............................      (15,954)       (9,843)      (62,050)      (31,058)
Minority interests in subsidiaries........       57,827         1,506        76,668         2,490
Income tax benefit (expense)..............         (327)          435          (237)          414
                                            -----------   -----------   -----------   -----------
Net loss before cumulative effect of
  change in accounting principle..........     (862,799)     (368,157)   (1,454,582)     (835,528)
Cumulative effect of change in accounting
  principle...............................            -             -        35,349             -
                                            -----------   -----------   -----------   -----------
    Net loss..............................     (862,799)     (368,157)   (1,419,233)     (835,528)
                                            ===========   ===========   ===========   ===========
Basic net loss attributable to common
  shareholders (See Note 13)..............     (892,560)     (368,157)   (1,478,755)     (835,528)
                                            ===========   ===========   ===========   ===========
Basic and diluted net loss per ordinary
  share before cumulative effect of change
  in accounting principle(1)..............        (1.96)        (0.84)        (3.30)        (1.92)
                                            ===========   ===========   ===========   ===========
Basic and diluted net loss per ordinary
  share(1)................................        (2.02)        (0.84)        (3.35)        (1.92)
                                            ===========   ===========   ===========   ===========
Weighted-average number of ordinary shares
  outstanding(1)..........................  441,246,729   436,496,338   441,246,729   436,053,889
                                            ===========   ===========   ===========   ===========

------------------------

(1) As adjusted for stock splits. See Note 11.

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         SERIES 1 CONVERTIBLE
                                                          CLASS A PREFERENCE
                                    PRIORITY STOCK              STOCK                ORDINARY STOCK       ADDITIONAL
                                 --------------------   ----------------------   ----------------------    PAID-IN       DEFERRED
                                  SHARES     AMOUNT      SHARES       AMOUNT       SHARES       AMOUNT     CAPITAL     COMPENSATION
                                 --------   ---------   ---------   ----------   -----------   --------   ----------   ------------
Balance, December 31, 2000.....    300            -      12,400     1,392,251    441,246,729   441,247    2,800,234      (87,945)
Deferred compensation expense
  related to stock options,
  net..........................      -            -           -             -              -         -      (13,774)      13,774
Amortization of deferred
  compensation.................      -            -           -             -              -         -            -       (1,295)
Capital tax preference stock...      -            -           -        (7,127)             -         -            -            -
Accrual of Dividend on Series 1
  Convertible Preferred
  Stock........................      -            -           -        56,770              -         -            -            -
Accretion of Discount of Series
  1 Convertible Preferred
  Stock........................      -            -           -         2,752              -         -            -            -
Unrealized gain on
  investments..................      -            -           -             -              -         -            -            -
Change in fair value of
  derivative assets............      -            -           -             -              -         -            -            -
Change in cumulative
  translation adjustments......      -            -           -             -              -         -            -            -
Net loss.......................      -            -           -             -              -         -            -            -
Total comprehensive loss.......      -            -           -             -              -         -            -            -
                                   ---      ---------    ------     ---------    -----------   -------    ---------      -------
Balance, June 30, 2001.........    300            -      12,400     1,444,646    441,246,729   441,247    2,786,460      (75,466)
                                   ===      =========    ======     =========    ===========   =======    =========      =======

                                                   OTHER
                                                CUMULATIVE
                                               COMPREHENSIVE
                                 ACCUMULATED      INCOME
                                   DEFICIT       (LOSS)(1)       TOTAL
                                 -----------   -------------   ----------
Balance, December 31, 2000.....  (3,110,627)       78,210       1,513,370
Deferred compensation expense
  related to stock options,
  net..........................           -             -               -
Amortization of deferred
  compensation.................           -             -          (1,295)
Capital tax preference stock...           -             -          (7,127)
Accrual of Dividend on Series 1
  Convertible Preferred
  Stock........................     (56,770)            -               -
Accretion of Discount of Series
  1 Convertible Preferred
  Stock........................      (2,752)            -               -
Unrealized gain on
  investments..................           -        11,791          11,791
Change in fair value of
  derivative assets............           -        (6,128)         (6,128)
Change in cumulative
  translation adjustments......           -        73,154          73,154
Net loss.......................  (1,419,233)            -      (1,419,233)
                                                               ----------
Total comprehensive loss.......           -             -      (1,340,416)
                                 ----------       -------      ----------
Balance, June 30, 2001.........  (4,589,382)      157,027         164,532
                                 ==========       =======      ==========

------------------------------

(1) As of December 31, 2000, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 59,789 and unrealized gain on investments of 18,421. As of June 30, 2001, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 132,943, unrealized gain on investments of 30,212 and fair value of derivative assets of (6,128).

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  (1,419,233)    (835,528)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization.............................     505,542      289,865
  Amortization of deferred financing costs..................      25,577        8,175
  Impairment charges........................................     300,000            -
  Accretion of interest expense.............................     136,250      110,199
  Share in results of affiliated companies..................      62,050       31,058
  Compensation income related to stock options..............      (8,254)     (27,421)
  Minority interests in subsidiaries........................     (76,668)      (2,490)
  Exchange rate differences in loans........................     151,404      110,889
  Cumulative effect of change in accounting principle.......     (35,349)           -
  Gain on derivative assets.................................     (42,347)           -
  Other.....................................................      (8,082)      (9,322)
  Changes in assets and liabilities:
    Increase in receivables.................................      (6,700)     (87,463)
    Increase in inventories.................................     (16,136)     (21,881)
    Decrease (increase) in other non-current assets.........          25      (41,693)
    Increase (decrease) in other current liabilities........    (160,117)     238,150
    Increase in deferred taxes and other long-term
     liabilities............................................       6,189        3,972
                                                              ----------   ----------
Net cash flows from operating actvities.....................    (585,849)    (233,490)
                                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash deposited, net..............................      (3,709)           -
Investment in securities, net...............................           -      (44,538)
Investments in and advances to affiliated companies, net of
  repayments................................................     (23,927)    (310,954)
Capital expenditures........................................    (386,200)    (551,740)
Acquisitions, net of cash acquired..........................     (22,892)  (1,356,930)
                                                              ----------   ----------
Net cash flows from investing activities....................    (436,728)  (2,264,162)
                                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes..................................           -    1,594,161
Proceeds from short-term borrowings.........................       3,645      572,162
Proceeds from long-term borrowings..........................   1,300,000      358,133
Deferred financing costs....................................           -      (58,378)
Repayments of long-term and short-term borrowings...........    (780,030)    (431,593)
                                                              ----------   ----------
Net cash flows from financing activities....................     523,615    2,034,485
                                                              ----------   ----------
EFFECT OF EXCHANGE RATES ON CASH............................       1,174          (67)
                                                              ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (497,788)    (463,234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   1,590,230    1,025,460
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   1,092,442      562,226
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

       (STATED IN THOUSANDS OF EUROS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized (gain) loss on investments.....................    (5,663)    53,664
                                                              ========   ========
  Issuance of warrants......................................         -    121,010
                                                              ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  (238,291)  (113,781)
                                                              ========   ========
  Cash received for interest................................    25,342     23,879
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

    United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc. ("United")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December 1997, United acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). Subsequently in February 1999, UPC had its initial public offering. As of June 30, 2001, United owns 53.3% of UPC. Through its broadband communications networks or services in 17 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its three primary divisions, UPC Distribution, UPC Media and PRIORITY TELECOM. UPC Distribution, which comprises the local operating systems, provides video, telephony and internet services for residential customers. UPC Media comprises the internet access and converging internet content and programming businesses. PRIORITY TELECOM focuses on providing network solutions to the business customer.

    The following chart presents a summary of the Company's significant investments as of June 30, 2001.

                                                                UPC'S
                                                              OWNERSHIP
                                                              ---------
DISTRIBUTION:

AUSTRIA:
  Telekabel Group...........................................      95.0%
BELGIUM:
  UPC Belgium...............................................     100.0%
CZECH REPUBLIC:
  KabelNet..................................................     100.0%
  Kabel Plus................................................      99.9%
FRANCE:
  Mediareseaux S.A..........................................      92.0%(1)
GERMANY:
  EWT/TSS Group.............................................      51.0%
  PrimaCom AG ("Primacom")..................................      25.0%
HUNGARY:
  UPC Magyarorszag..........................................     100.0%
  Monor Communications Group, Inc. ("Monor")................      98.9%
THE NETHERLANDS:
  UPC Nederland.............................................     100.0%
  Alkmaar...................................................     100.0%
NORWAY:
  UPC Norge AS ("UPC Norge")................................     100.0%
SWEDEN:
  UPC Sweden................................................     100.0%

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

1.  ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

                                                                UPC'S
                                                              OWNERSHIP
                                                              ---------
SLOVAK REPUBLIC:
  Trnavatel.................................................      95.0%
  Kabeltel..................................................     100.0%
  UPC Slovensko s.r.o.......................................     100.0%
ROMANIA:
  Eurosat...................................................      51.0%
  AST Romania...............................................      70.0%
POLAND:
  UPC Polska, Inc ("UPC Polska")............................     100.0%

MEDIA:

PAN-EUROPEAN
  chello broadband N.V. ("chello")..........................     100.0%(3)
IRELAND:
  Tara Televison Limited....................................      80.0%
U.K./CENTRAL EUROPE:
  UPC Broadcast Centre Ltd. ("UPC Broadcast Centre")........     100.0%
SPAIN:
  Iberian Programming Services ("IPS")......................      50.0%
UNITED KINGDOM:
  Xtra Music Ltd............................................      50.0%
THE NETHERLANDS:
  UPC Programming B.V. ("UPCtv")............................     100.0%
CZECH/SLOVAK/HUNGARY:
  UPC Direct Programming B.V................................     100.0%
POLAND:
  Wizja TV B.V..............................................     100.0%
OTHER:
  SBS Broadcasting SA ("SBS")...............................      23.5%

PRIORITY TELECOM:
  Priority Telecom N.V. ("Priority Telecom")................      83.4%(2)

INVESTMENTS:

ISRAEL:
  Tevel Israel International Communications Ltd.
    ("Tevel")...............................................      46.6%
MALTA:
  Melita Cable TV P.L.C. ("Melita").........................      50.0%

------------------------

(1) UPC owns 92.0% of Mediareseaux S.A. through its 100.0% owned subsidiary UPC France.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

1.  ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)
(2) UPC owns approximately 87.4%, including the issued shares owned by the Priority Telecom Foundation, which is approximately 83.4% on a fully diluted basis.

(3) CHELLO is in the process of issuing to United approximately 5,674,586 ordinary shares B in consideration for the transfer of rights from United to CHELLO necessary to eliminate United's territorial restrictions on CHELLO's business. Subsequent to the issuance of the ordinary shares B to United, UPC will own approximately 86.7% of CHELLO, including the issued shares owned by the CHELLO Foundation, which is approximately 76.9% on a fully diluted basis.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RISKS AND UNCERTAINTIES

    The Company has incurred substantial operating losses and negative cash flows from operations which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephony and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2003, primarily as a result of the continued introduction of these new services which are in the early stages of deployment, as well as continued depreciation and amortization expense. In order for the Company to achieve consolidated operating profitability and positive operating cash flows, the Company's business plan calls for substantial growth in the number of subscribers that will use these new services. This growth requires the availability of capital resources that are sufficient to fund expected capital expenditures.Management believes that the Company can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such subscriber growth is not achieved, management believes access to sources of capital will be sufficient to satisfy future cash needs. Management's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investments.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform with current period presentation.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling interest through the ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidations.

INVESTMENT IN PUBLICLY TRADED SECURITIES ACCOUNTED FOR UNDER THE EQUITY METHOD

    UPC evaluates its investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" ("SAB 59"). Under APB 18, a loss in value of an investment accounted for under the equity method which is other than a temporary decline

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) should be recognized as a realized loss, establishing a new carrying value for the investment. UPC has made strategic equity investments in certain publicly traded securities which are accounted for under the equity method, including its investments in SBS and PrimaCom, whose market values are currently below the carrying value of the investments. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. UPC evaluates its investments in SBS and PrimaCom in accordance with Statements of Financial Standards No. 121 ("SFAS 121"), which provides guidance as to when long-lived assets may be impaired.

ACCOUNTING CHANGE

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 35.3 million and a cumulative increase to Other Comprehensive Income ("OCI") of 36.7 million. The increase to income was attributable to a loss of approximately Euro 36.7 million reclassified from OCI for the value of certain warrants held by the Company which are derivatives and are not designated as a hedging instrument, and income of approximately
72.0 million related to gains associated with cross currency swaps held by the Company which do not qualify as hedging instruments as defined by SFAS 133.

NEW ACCOUNTING PRINCIPLES

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards
No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under
SFAS 142, intangible assets with indefinite lives will be carried at the lower of cost or market value. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption UPC may

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company has not determined the impact that these statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

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

PRO FORMA INFORMATION

    The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2000 gives effect to UPC's acquisition of K&T as if this acquisition had occurred at the beginning of the period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date.

                                                              FOR THE SIX MONTHS ENDED
                                                                    JUNE 30, 2000
                                                              -------------------------
                                                              HISTORICAL     PRO FORMA
                                                              -----------   -----------
Service and other revenue...................................      437,589       454,833
                                                              ===========   ===========
Net loss....................................................     (835,528)     (884,516)
                                                              ===========   ===========
Weighted-average number of ordinary shares outstanding......  436,053,889   436,053,889
                                                              ===========   ===========
Basic and diluted net loss per ordinary share...............        (1.92)        (2.03)
                                                              ===========   ===========

ANNOUNCEMENT OF MERGER WITH PRIMACOM

    On March 29, 2001, UPC announced an agreement with PrimaCom to merge its German assets, including EWT/TSS and the TeleColumbus option, as well as its Alkmaar subsidiary located in the Netherlands, with those of PrimaCom. UPC's interest in EWT is held through its 51% owned subsidiary, UPC Germany. The transaction is subject to approval of the PrimaCom shareholders, as well as various regulatory and any other potential approvals, and is expected to close by year-end 2001, although there can be no assurances. Under the transaction structure, for accounting purposes PrimaCom will be deemed the "acquirer." Upon closing of the transaction, UPC Germany will deconsolidate its investment in EWT. UPC Germany's investment in the merged companies will be required to be recorded at the fair value as of the date of the transaction, which will be determined based on the market value of the PrimaCom shares at that date. PrimaCom's shares are listed on the Nasdaq market and the Frankfurt Stock Exchange. As of June 30, 2001, PrimaCom's shares were valued at approximately
9.30 per share. Assuming the same price at the closing of the transaction, this

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

3.  ACQUISITIONS (CONTINUED)
would result in UPC Germany recording a write-down upon closing of approximately
900.0 million on its investment in EWT. UPC's share of the write-down would be approximately 51%.

4.  IMPAIRMENT CHARGES

    During the second quarter of 2001, UPC's management identified indicators of possible impairment of long-lived assets, principally Indefeasible Rights of Use ("IRU's") and related goodwill, within its CLEC subsidiary, PRIORITY TELECOM. Such indicators included declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal Global Communications ("Cignal") acquisition would be used within PRIORITY TELECOM.

    Reduced levels of private equity funding activity for CLEC businesses and plans by UPC to obtain financing for PRIORITY TELECOM in the second half of 2001 contributed to changes in UPC's strategic plans for how certain assets acquired through the Cignal transaction would be used within PRIORITY TELECOM. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When UPC and PRIORITY TELECOM reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In the second quarter of 2001, using the strategic plan prepared for contemplated financing, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in the recording of a write-down of tangible assets and related goodwill of 300.0 million.

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                             AS OF JUNE 30, 2001
                                      ------------------------------------------------------------------
                                                                    CUMULATIVE
                                      INVESTMENTS IN                 SHARE IN
                                       AND ADVANCES    CUMULATIVE   RESULTS OF    CUMULATIVE
                                      TO AFFILIATED    DIVIDENDS    AFFILIATED    TRANSLATION
                                        COMPANIES       RECEIVED     COMPANIES    ADJUSTMENTS    TOTAL
                                      --------------   ----------   -----------   -----------   --------
Tevel...............................     106,752         (5,500)      (62,133)      20,401       59,520
Melita..............................      12,688              -        (2,602)         990       11,076
Xtra Music..........................      14,039              -        (7,752)         849        7,136
IPS.................................      10,065         (2,742)        7,700        8,314       23,337
SBS.................................     261,999              -       (56,743)      51,710      256,966
PrimaCom............................     345,096              -       (52,751)           -      292,345
Other, net..........................      54,640           (707)      (10,768)       1,152       44,317
                                         -------         ------      --------       ------      -------
Total...............................     805,279         (8,949)     (185,049)      83,416      694,697
                                         =======         ======      ========       ======      =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

6.  OTHER INVESTMENTS

MARKETABLE EQUITY SECURITIES OF UNITED, AT FAIR VALUE

    As a result of the UPC Acquisition, a subsidiary of UPC acquired 6,338,302 of United's Class A common shares, as adjusted for United's 2:1 stock split in November 1999, valued at fair market value of 30.3 million as of December 11, 1997. In November 1998, UPC sold 769,062 shares. As of June 30, 2001, the fair value of the remaining 5,569,240 shares was 56.8 million, resulting in a cumulative unrealized gain of 30.2 million as of June 30, 2001.

7.  PROPERTY, PLANT AND EQUIPMENT

                                                                AS OF        AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Cable distribution networks.................................  3,248,477     3,089,342
Subscriber premises equipment and converters................    598,034       440,015
DTH, MMDS and distribution facilities.......................    250,628       218,568
IT systems, office equipment and fixtures...................    288,734       250,918
Buildings and leasehold improvements........................    159,620       132,092
Other.......................................................     92,997        61,636
                                                              ---------     ---------
                                                              4,638,490     4,192,571
  Accumulated depreciation..................................   (949,006)     (611,032)
                                                              ---------     ---------
  Property, plant and equipment, net........................  3,689,484     3,581,539
                                                              =========     =========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                AS OF        AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
UPC Nederland...............................................  1,375,924     1,713,365
UPC Polska..................................................  1,154,336     1,024,469
UPC Germany.................................................  1,034,953       951,990
UPC Sweden..................................................    403,102       418,828
Priority Telecom............................................    464,265       363,215
UPC NV......................................................    207,984       208,540
Telekabel Group.............................................    180,791       180,200
UPC France..................................................    176,736       176,639
UPC Magyarorszag............................................    154,317       141,264
UPC Czech Republic..........................................    106,322       102,488
Priority Wireless Group.....................................    107,286       108,020
UPC Norge...................................................     80,024        72,427
Other.......................................................    127,718        96,838
                                                              ---------     ---------
                                                              5,573,758     5,558,283
  Accumulated amortization..................................   (663,568)     (438,391)
                                                              ---------     ---------
  Goodwill and other intangible assets, net.................  4,910,190     5,119,892
                                                              =========     =========

9.  LONG-TERM DEBT

                                                                AS OF        AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
July 1999 Notes.............................................  1,840,676     1,567,212
October 1999 Notes..........................................  1,222,390     1,059,174
January 2000 Notes..........................................  1,987,010     1,761,130
UPC Distribution Bank Facility..............................  2,718,026     2,395,998
UPC Bridge Facility.........................................          -       750,000
Exchangeable Loan...........................................  1,016,257             -
@Entertainment Notes........................................    383,597       323,275
DIC loan....................................................     53,424        55,359
Other.......................................................    212,630       183,953
                                                              ---------     ---------
                                                              9,434,010     8,096,101
  Less current portion......................................    (21,668)      (17,832)
                                                              ---------     ---------
  Total.....................................................  9,412,342     8,078,269
                                                              =========     =========

    The increase in the July 1999 Notes, October 1999 Notes, January 2000 Notes, as well as the UPC Distribution Bank Facility, is partly due to the adoption of SFAS 133. Under SFAS 133, the fair value of the derivative assets as of June 30, 2001, amounting to 453.8 million (including both the fair value of the foreign currency part and the interest part of the swaps), has been recorded as an asset on the balance sheet. Of this amount, 346.1 million has been added to the carrying value of the related

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  LONG-TERM DEBT (CONTINUED)
long-term debt. The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks.

EXCHANGEABLE LOAN

    In May 2001, UPC completed a placement with Liberty Media Corp. ("Liberty") of USD 1,225.0 million 6% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan"), receiving proceeds of USD 856.8 million (Euro 1.0 billion). Liberty has the right to exchange the notes, which were issued by a wholly-owned subsidiary of UPC, into ordinary shares of UPC under certain circumstances at USD 6.85 per share after May 29, 2002.

    The Exchangeable Loan is expected to be transferred to United as part of a transaction between Liberty and United, which is expected to close promptly after approval by United shareholders during the fourth quarter of 2001.

    The principal terms of the Exchangeable Loan following transfer of the Exchangeable Loan to United are as follows:

    - Convertible at any time into UPC ordinary shares at USD 6.85 per share.

    - Callable in cash at any time in the first year at 100% plus accrued interest. Not callable until May 29, 2004; thereafter, callable at descending premiums in cash, ordinary shares or a combination (at UPC's option) at any time prior to May 29, 2007.

    - UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares at Euro 8.00 per share on a Euro 1.00 for Euro 1.00 basis for any equity raised by UPC at a price at or above Euro
      8.00 per share during the first two years, Euro 10.00 per share during the third year, Euro 12.00 per share during the fourth year, and Euro 15.00 per share during and after the fifth year.

    - UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares, if on or after November 15, 2002, its ordinary shares trade at or above USD 10.28 for at least 20 out of 30 trading days, or if on or after May 29, 2004, UPC ordinary shares trade at or above USD 8.91 for at least 20 out of 30 trading days.

UPC BRIDGE FACILITY

    UPC repaid the 750 million borrowed on this facility in May 2001.

UPC DISTRIBUTION BANK FACILITY

    In October 2000, UPC closed a 4.0 billion operating and term loan facility ("UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and German operations. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%-4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling 2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and triple play by UPC's existing cable companies, excluding Polish and German operations. Additional availability is linked to certain performance tests. Management expects

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

9.  LONG-TERM DEBT (CONTINUED)
the additional borrowing availability under this facility to increase throughout 2001. As customary for a financing of this nature, certain financial covenants and restrictions on UPC's cable companies' ability to make dividends and/or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. UPC was in compliance with these covenants at June 30, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At June 30, 2001, approximately 2.7 billion was outstanding under this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD
347.5 million. Concurrent with the closing, UPC entered into cross currency and interest rate swaps, pursuant to which a USD 240.0 million obligation under the UPC Distribution Bank Facility was effectively changed into a 286.0 million obligation until November 29, 2002. In addition, UPC entered into an interest rate swap in respect of 1,725 million to fix the EURIBOR portion of the interest calculation at 4.65% ending August 30, 2002.

10. COMMITMENTS AND CONTINGENCIES

LEASES

    UPC has entered into various short- and long-term agreements with third parties, varying in term from 3 to 15 years, for IRU's on fiber optic cable as well as for operational leases. Under these agreements UPC has commitments for discounted future minimum lease payments, and for operation and maintenance charges, which total approximately 27.2 million as of June 30, 2001.

    A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. At the end of June 2001, these leases had an aggregate maximum commitment of approximately USD
202.6 million (239.1 million) over the next nine years.

    UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The remaining term of the agreement is 137 months, with a minimum aggregate total cost of approximately USD 103.6 million (122.3 million) payable in monthly installments based on capacity used.

PROGRAMMING, BROADCAST AND EXHIBITION RIGHTS

    A subsidiary of UPC has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its digital direct-to-home ("DTH") and cable systems. At June 30, 2001, these agreements had an aggregate minimum commitment of approximately USD 223.5 million (263.7 million) over the next nine years.

PURCHASE OPTIONS

    In November 2000, UPC's subsidiary, PRIORITY TELECOM, acquired through a merger and exchange offer Cignal. In the stock-based transaction, PRIORITY TELECOM acquired 100% of Cignal in exchange for a 16% interest in PRIORITY TELECOM. Under the terms of the Shareholder's Agreement, UPC granted the Cignal shareholders an option to put their interest in PRIORITY TELECOM back to UPC if a public listing for PRIORITY TELECOM is not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put is the greater of the fair market value of the Cignal shareholder's interest in PRIORITY

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
TELECOM or USD 200.0 million. UPC has the option to pay for the put, if exercised, in either its shares or cash.

    In October 2000, UPC acquired, through its subsidiary, UPC Germany, 100% of EWT for a purchase price of 238.4 million in cash and 49% of UPC Germany. Under the UPC Germany Shareholders Agreement, the 49% shareholder has an option to put his interest in UPC Germany to UPC in exchange for approximately 13.2 million of UPC's ordinary shares A. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its 13.2 million shares or the equivalent value of cash on such date. If the option is not exercised, upon its expiration, the 49% shareholder has the right to demand that UPC contribute cash and/or other assets (including stock) to UPC Germany equal to approximately
476.7 million, representing the remainder of UPC's contribution obligation to UPC Germany.

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

12. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's business has historically been derived from cable television. Commencing in 1998, the Company began launching telephony and internet services over parts of its upgraded network. The Company is managed internally as three primary divisions, UPC Distribution, UPC Media and PRIORITY TELECOM. In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution focuses on providing cable television, DTH, internet and telephony services to residential customers and is comprised of the local operating systems. CHELLO BROADBAND serves as the internet access provider, and was recently combined with the programming businesses led by UPCtv under one management team as UPC Media. PRIORITY TELECOM is focused on providing services to business customers. Corporate, IT and Other relates primarily to centralized activities which support multiple platforms/services.

    The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and net operating loss before depreciation, amortization, stock-based compensation expense and impairment charges ("Adjusted EBITDA"). Industry analysts generally consider EBITDA to be a helpful way to

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner. As the Company increases its bundling of products, the allocation of indirect operating and SG&A expenses between individual products will become increasingly difficult and may not represent the actual Adjusted EBITDA for individual products.

    A summary of the segment information by geographic area is as follows:

                                                    REVENUE FOR THE THREE MONTHS ENDED JUNE 30, 2001
                             ----------------------------------------------------------------------------------------------
                                                                                           CORPORATE,
                               CABLE                  INTERNET/                               IT &       INTER-
                             TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING     OTHER      COMPANY     TOTAL
                             ----------   ---------   ---------   --------   -----------   ----------   --------   --------
Corporate..................          -           -          -           -           -         1,203           -      1,203
UPCtv......................          -           -          -           -       3,290             -      (1,130)     2,160
CHELLO BROADBAND...........          -           -     17,082           -           -             -     (16,283)       799
PRIORITY TELECOM...........          -      71,024          -           -           -             -     (18,355)    52,669
Distribution:
  The Netherlands..........     61,318      17,107     19,751           -           -         8,505      (8,872)    97,809
  Austria..................     21,032      11,329     12,139           -           -         1,105      (2,609)    42,996
  Belgium..................      3,838           -      2,317           -           -             -           -      6,155
  Czech Republic...........      7,967         210        303       2,431         928           554        (928)    11,465
  Norway...................     12,380       1,852      2,200           -           -           531        (775)    16,188
  Hungary..................     15,440       6,712        782       2,429         185             -        (185)    25,363
  France...................     16,016       6,256      2,035           -           -         1,438        (953)    24,792
  Poland...................     22,761           -        374      18,725      20,479             -     (19,371)    42,968
  Sweden...................      8,673           -      2,615           -           -           666        (456)    11,498
  Germany..................     11,673          10         10           -           -           360           -     12,053
  Other....................      8,684           -        134         543        (929)            5         938      9,375
                               -------     -------     ------      ------      ------        ------     -------    -------
Total......................    189,782     114,500     59,742      24,128      23,953        14,367     (68,979)   357,493
                               =======     =======     ======      ======      ======        ======     =======    =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                    REVENUE FOR THE THREE MONTHS ENDED JUNE 30, 2000
                             ----------------------------------------------------------------------------------------------
                                                                                           CORPORATE,
                               CABLE                  INTERNET/                               IT &       INTER-
                             TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING     OTHER      COMPANY     TOTAL
                             ----------   ---------   ---------   --------   -----------   ----------   --------   --------
Corporate..................          -          -           -           -           -             -           -          -
UPCtv......................          -          -           -           -         686             -           -        686
CHELLO BROADBAND...........          -          -       7,231           -           -             -      (7,166)        65
PRIORITY TELECOM...........          -      3,492           -           -           -             -           -      3,492
Distribution:
  The Netherlands..........     57,045     24,734       8,926           -           -           363           -     91,068
  Austria..................     20,527      7,827       6,444           -           -             -           -     34,798
  Belgium..................      4,033        349       1,091           -           -             -           -      5,473
  Czech Republic...........      6,034        240           -           -           -           735           -      7,009
  Norway...................     12,103        800         574           -           -             -           -     13,477
  Hungary..................     11,501      5,325          70           -           -             7           -     16,903
  France...................     15,047      2,324         644           -           -             -           -     18,015
  Poland...................     18,402          -           -      13,063      14,971             -     (14,243)    32,193
  Sweden...................      8,282        234       1,587           -           -             -           -     10,103
  Germany..................          -          -           -           -           -             -           -          -
  Other....................      4,041          -           -           -           -           666           -      4,707
                               -------     ------      ------      ------      ------         -----     -------    -------
Total......................    157,015     45,325      26,567      13,063      15,657         1,771     (21,409)   237,989
                               =======     ======      ======      ======      ======         =====     =======    =======

                                                   REVENUE FOR THE SIX MONTHS ENDED JUNE 30, 2001
                           ----------------------------------------------------------------------------------------------
                                                                                         CORPORATE,
                             CABLE                  INTERNET/                               IT &       INTER-
                           TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING     OTHER      COMPANY     TOTAL
                           ----------   ---------   ---------   --------   -----------   ----------   --------   --------
Corporate................          -           -           -          -           -         2,108            -     2,108
UPCtv....................          -           -           -          -       6,434             -       (2,566)    3,868
CHELLO BROADBAND.........          -           -      30,291          -           -             -      (28,954)    1,337
PRIORITY TELECOM.........          -     129,934           -          -           -             -      (30,047)   99,887
Distribution:............
  The Netherlands........    122,676      32,803      35,220          -           -        18,569      (18,432)  190,836
  Austria................     41,877      21,947      23,205          -           -         3,884       (5,319)   85,594
  Belgium................      7,742           -       4,520          -           -             -            -    12,262
  Czech Republic.........     16,126         425         517      4,198       1,748           985       (1,748)   22,251
  Norway.................     24,731       3,506       4,025          -           -         1,054       (1,298)   32,018
  Hungary................     29,903      12,514       1,258      4,280       2,587             -       (2,587)   47,955
  France.................     30,898      10,640       3,484          -           -         1,438         (953)   45,507
  Poland.................     43,117           -         597     36,306      37,932             -      (36,396)   81,556
  Sweden.................     17,112           -       5,030          -           -           666         (456)   22,352
  Germany................     24,003          21          25          -           -         1,091            -    25,140
  Other..................     16,902           -         291      1,059         769             9         (760)   18,270
                             -------     -------     -------     ------      ------        ------     --------   -------
Total....................    375,087     211,790     108,463     45,843      49,470        29,804     (129,516)  690,941
                             =======     =======     =======     ======      ======        ======     ========   =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                     REVENUE FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             ----------------------------------------------------------------------------------------------
                                                                                           CORPORATE,
                               CABLE                  INTERNET/                               IT &       INTER-
                             TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING     OTHER      COMPANY     TOTAL
                             ----------   ---------   ---------   --------   -----------   ----------   --------   --------
Corporate..................          -          -           -           -           -             -           -          -
UPCtv......................          -          -           -           -       1,197             -           -      1,197
CHELLO BROADBAND...........          -          -      12,662           -           -             -     (12,547)       115
PRIORITY TELECOM...........          -      5,359           -           -           -             -           -      5,359
Distribution:
  The Netherlands..........    100,335     40,469      14,180           -           -           363           -    155,347
  Austria..................     41,224     14,948      12,041           -           -             -           -     68,213
  Belgium..................      7,677        627       1,903           -           -             -           -     10,207
  Czech Republic...........     12,312        498           -           -           -         1,770           -     14,580
  Norway...................     24,366      1,255         978           -           -             -           -     26,599
  Hungary..................     23,267     10,624         128           -           -             7           -     34,026
  France...................     29,127      4,199       1,053           -           -             -           -     34,379
  Poland...................     35,660          -           -      22,673      27,985             -     (26,809)    59,509
  Sweden...................     16,502        234       2,432           -           -             -           -     19,168
  Germany..................          -          -           -           -           -             -           -          -
  Other....................      7,978          -           -           -           -           912           -      8,890
                               -------     ------      ------      ------      ------         -----     -------    -------
Total......................    298,448     78,213      45,377      22,673      29,182         3,052     (39,356)   437,589
                               =======     ======      ======      ======      ======         =====     =======    =======

                                                 ADJUSTED EBITDA FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                    -----------------------------------------------------------------------------------
                                      CABLE                  INTERNET/                            CORPORATE,
                                    TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING    & OTHER      TOTAL
                                    ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate.........................         -            -           -          -            -       (30,456)   (30,456)
UPCtv.............................         -            -           -          -      (14,993)            -    (14,993)
CHELLO BROADBAND..................         -            -     (18,610)         -            -             -    (18,610)
PRIORITY TELECOM..................         -      (26,801)          -          -            -             -    (26,801)
Distribution:
  The Netherlands.................    32,109       (7,260)     (3,772)         -            -       (10,261)    10,816
  Austria.........................     9,316          936       2,244          -            -          (536)    11,960
  Belgium.........................     1,469            -        (546)         -            -             1        924
  Czech Republic..................     3,466           15        (143)     1,078         (424)          320      4,312
  Norway..........................     3,898       (1,243)       (641)         -            -          (223)     1,791
  Hungary.........................     5,396        3,416        (173)       746         (552)            -      8,833
  France..........................        72       (3,231)     (1,399)         -            -         1,777     (2,781)
  Poland..........................     2,847            -      (1,772)    (3,428)     (10,677)          587    (12,443)
  Sweden..........................     3,717          (82)       (952)         -            -          (188)     2,495
  Germany.........................     8,024          (14)       (180)         -            -          (294)     7,536
  Other...........................     3,113            -          81       (661)       1,042          (526)     3,049
                                      ------      -------     -------     ------      -------       -------    -------
Total.............................    73,427      (34,264)    (25,863)    (2,265)     (25,604)      (39,799)   (54,368)
                                      ======      =======     =======     ======      =======       =======    =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                  ADJUSTED EBITDA FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                     -----------------------------------------------------------------------------------
                                       CABLE                  INTERNET/                            CORPORATE,
                                     TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING    & OTHER      TOTAL
                                     ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate..........................         -            -           -          -            -       (22,314)   (22,314)
UPCtv..............................         -            -           -          -      (12,553)            -    (12,553)
CHELLO BROADBAND...................         -            -     (33,957)         -            -        (1,231)   (35,188)
PRIORITY TELECOM...................         -      (10,985)          -          -            -             -    (10,985)
Distribution:
  The Netherlands..................    28,123      (10,386)     (6,236)         -            -        (4,541)     6,960
  Austria..........................    11,084       (1,874)        336          -            -             -      9,546
  Belgium..........................     1,512         (124)     (1,389)         -            -             -         (1)
  Czech Republic...................     1,352           13           -        (52)           -           215      1,528
  Norway...........................     4,408       (3,393)       (955)         -            -          (127)       (67)
  Hungary..........................     4,173        2,906      (1,060)       (80)           -             7      5,946
  France...........................     5,171       (6,787)     (3,078)         -            -          (311)    (5,005)
  Poland...........................       433            -           -     (1,264)     (12,650)         (875)   (14,356)
  Sweden...........................     2,782       (1,077)     (2,419)         -            -             -       (714)
  Germany..........................         -            -           -          -            -             -          -
  Other............................     1,428          553      (3,196)       (59)        (136)          593       (817)
                                       ------      -------     -------     ------      -------       -------    -------
Total..............................    60,466      (31,154)    (51,954)    (1,455)     (25,339)      (28,584)   (78,020)
                                       ======      =======     =======     ======      =======       =======    =======

                                                  ADJUSTED EBITDA FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                    -----------------------------------------------------------------------------------
                                                                                                  CORPORATE,
                                      CABLE                  INTERNET/                               IT &
                                    TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING     OTHER       TOTAL
                                    ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate.........................          -           -           -          -            -       (53,146)    (53,146)
UPCtv.............................          -           -           -          -      (30,357)            -     (30,357)
CHELLO BROADBAND..................          -           -     (38,807)         -            -             -     (38,807)
PRIORITY TELECOM..................          -     (48,353)          -          -            -             -     (48,353)
Distribution:
  The Netherlands.................     61,929     (11,583)     (8,115)         -            -       (24,360)     17,871
  Austria.........................     17,919       2,214       4,600          -            -         1,548      26,281
  Belgium.........................      3,041           -      (1,039)         -            -             1       2,003
  Czech Republic..................      6,150         (14)       (440)      (337)        (911)          502       4,950
  Norway..........................      8,118      (2,636)     (1,483)         -            -           300       4,299
  Hungary.........................     10,432       6,593        (571)      (592)      (1,891)            -      13,971
  France..........................        132      (7,781)     (3,351)         -            -         1,777      (9,223)
  Poland..........................      3,290           -      (3,080)    (5,410)     (20,052)            -     (25,252)
  Sweden..........................      5,707         (82)     (1,890)         -            -          (288)      3,447
  Germany.........................     14,239         (24)       (344)         -            -          (878)     12,993
  Other...........................      6,337           -         223     (1,451)          68        (1,030)      4,147
                                      -------     -------     -------     ------      -------       -------    --------
Total.............................    137,294     (61,666)    (54,297)    (7,790)     (53,143)      (75,574)   (115,176)
                                      =======     =======     =======     ======      =======       =======    ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                  ADJUSTED EBITDA FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                    -----------------------------------------------------------------------------------
                                                                                                  CORPORATE,
                                      CABLE                  INTERNET/                               IT &
                                    TELEVISION   TELEPHONY     DATA        DTH      PROGRAMMING     OTHER       TOTAL
                                    ----------   ---------   ---------   --------   -----------   ----------   --------
Corporate.........................          -           -           -          -            -       (45,015)    (45,015)
UPCtv.............................          -           -           -          -      (20,200)            -     (20,200)
CHELLO BROADBAND..................          -           -     (61,106)         -            -        (1,231)    (62,337)
PRIORITY TELECOM..................          -     (13,719)          -          -            -             -     (13,719)
Distribution:
  The Netherlands.................     49,595     (20,836)    (11,515)         -            -        (4,541)     12,703
  Austria.........................     22,328      (3,443)        504          -            -             -      19,389
  Belgium.........................      2,973        (265)     (2,523)         -            -             -         185
  Czech Republic..................      2,280          36           -        (52)           -           631       2,895
  Norway..........................      9,313      (6,217)     (1,804)         -            -          (127)      1,165
  Hungary.........................      7,817       5,846      (2,129)       (80)           -             7      11,461
  France..........................      6,688      (9,533)     (4,064)         -            -          (311)     (7,220)
  Poland..........................      1,505           -           -     (5,607)     (27,259)       (1,199)    (32,560)
  Sweden..........................      6,518      (1,782)     (4,505)         -            -             -         231
  Germany.........................          -           -           -          -            -             -           -
  Other...........................      3,095        (934)     (3,588)       (59)        (200)         (717)     (2,403)
                                      -------     -------     -------     ------      -------       -------    --------
Total.............................    112,112     (50,847)    (90,730)    (5,798)     (47,659)      (52,503)   (135,425)
                                      =======     =======     =======     ======      =======       =======    ========

    Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

                                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                      ---------------------   ---------------------
                                                        2001        2000         2001        2000
                                                      ---------   ---------   ----------   --------
Adjusted EBITDA.....................................   (54,368)    (78,020)     (115,176)  (135,425)
Depreciation and amortization.......................  (260,363)   (159,162)     (505,542)  (289,865)
Stock-based compensation............................     9,316      79,459         8,254     27,421
Impairment charges..................................  (300,000)          -      (300,000)         -
                                                      --------    --------    ----------   --------
  Net operating loss................................  (605,415)   (157,723)     (912,464)  (397,869)
Interest income.....................................    11,856       8,756        27,611     22,129
Interest expense....................................  (247,102)   (167,289)     (465,321)  (307,682)
Foreign exchange gain (loss) and other income
  (expense), net....................................   (63,683)    (43,999)     (118,788)  (123,952)
                                                      --------    --------    ----------   --------
  Net loss before income taxes and other items......  (904,344)   (360,255)   (1,468,962)  (807,374)
Share in results of affiliated companies, net.......   (15,954)     (9,843)      (62,050)   (31,058)
Minority interests in subsidiaries..................    57,827       1,506        76,668      2,490
                                                      --------    --------    ----------   --------
  Net loss before income tax benefit (expense) and
    cumulative effect of change in accounting
    principle.......................................  (862,471)   (368,592)   (1,454,344)  (835,942)
                                                      ========    ========    ==========   ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

12. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                    TOTAL ASSETS
                                                              -------------------------
                                                                AS OF         AS OF
                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Corporate...................................................   2,628,006     2,775,411
UPCtv.......................................................      89,863        70,043
CHELLO BROADBAND............................................     126,493       118,746
PRIORITY TELECOM............................................     824,295       630,418
Distribution:
  The Netherlands...........................................   2,472,678     2,929,364
  Austria...................................................     446,587       464,174
  Belgium...................................................      46,268        46,463
  Czech Republic............................................     233,352       231,122
  Norway....................................................     315,156       319,324
  Hungary...................................................     402,940       376,722
  France....................................................     913,951       914,385
  Poland....................................................   1,461,038     1,316,945
  Sweden....................................................     420,207       453,231
  Germany...................................................   1,100,746     1,044,344
  Other.....................................................     164,651       111,679
                                                              ----------    ----------
Total.......................................................  11,646,231    11,802,371
                                                              ==========    ==========

    The total assets of Priority Wireless are included in PRIORITY TELECOM, as historically Priority Wireless was included in PRIORITY TELECOM as an out-reach technology.

13. COMPREHENSIVE INCOME (LOSS)

    The components of total comprehensive income (loss) are as follows:

                                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                      ---------------------   ---------------------
                                                        2001        2000         2001        2000
                                                      ---------   ---------   ----------   --------
Net loss............................................  (862,799)   (368,157)   (1,419,233)  (835,528)
Other comprehensive income (loss):
  Change in cumulative translation adjustments......    56,871     (33,226)       73,154      2,875
  Change in fair value of derivative assets.........    (6,128)          -        (6,128)         -
  Change in unrealized gain (loss) on investments...   (26,247)   (102,426)       11,791    (53,664)
                                                      --------    --------    ----------   --------
    Total comprehensive income (loss)...............  (838,303)   (503,809)   (1,340,416)  (886,317)
                                                      ========    ========    ==========   ========

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.

14. BASIC NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

                                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                      ---------------------   ---------------------
                                                        2001        2000         2001        2000
                                                      ---------   ---------   ----------   --------
Net loss............................................  (862,799)   (368,157)   (1,419,233)  (835,528)
Accretion of Series 1 convertible preferred stock...   (29,761)          -       (59,522)         -
                                                      --------    --------    ----------   --------
Basic net loss attributable to common
  shareholders......................................  (892,560)   (368,157)   (1,478,755)  (835,528)
                                                      ========    ========    ==========   ========

15. SUBSEQUENT EVENT

ANNOUNCEMENT OF POLISH DTH MERGER

    On August 10, 2001, UPC and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish direct-to-home ("DTH") satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska will contribute its Polish DTH assets to TKP, the Polish subsidiary of Canal+, in exchange for 25% of TKP and 150.0 million in cash. As part of this transaction, through a carriage agreement, Canal+ Polska will also be available on UPC's Polish cable network. TKP will be managed and controlled by Canal+, who will own 75%. UPC will own the remaining 25%. This merger is subject to certain regulatory approvals. For accounting purposes, TKP will be deemed the acquirer. UPC's investment in the merged companies will be recorded at fair value as of the date of the transaction. UPC's carrying value of the Polish DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write-down at the date the transaction is consummated.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to complete announced transactions, our ability to secure adequate capital to fund system growth, new business and acquisitions and to manage and grow our newer telephony, digital and internet/data services. We have disclosed estimated adjustments to our financial statements as a result of planned transactions. These adjustments will be based on underlying values of assets, which are subject to change. These forward-looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the three and six months ended June 30, 2001 and 2000, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

                                  INTRODUCTION

    We own and operate broadband communications networks or services in 17 countries in Europe and in Israel. Our operations are organized into three principal divisions. UPC Distribution, which comprises our local operating systems, delivers video, telephony and internet services to our residential customers. UPC Media comprises our internet access and converging internet content and programming businesses, which provide their products and services to us, as well as to third parties. PRIORITY TELECOM, which targets the business market is our third principal division. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephony, internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. We plan to achieve this goal by increasing the penetration of our new services, such as digital video, telephony and internet.

    Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures. We are still in the process of integrating our acquisitions. We expect to continue to make select acquisitions that complement our existing assets and operations, although we do not expect these acquisitions to be of the magnitude or frequency of our acquisitions during the last few years. We might also restructure, combining some of our assets with other assets and retain an interest in the combined operations. We may also sell some of our assets in the future or enter into strategic partnerships for the development of our assets.

    The following table summarizes our larger acquisitions since January 1, 2000.

                           INTEREST                                                                 PURCHASE
OPERATING COMPANIES        ACQUIRED           LOCATION                     CLOSING DATE               PRICE
-------------------        --------   ------------------------   --------------------------------   ---------
                                                                                                    (MILLIONS
                                                                                                    OF EURO)
Primacom AG..............    25.0%                     Germany           December 1999-March 2000      344.2
SBS......................    10.2%                pan-European                      February 2000      162.5
Intercomm(1).............     100%                      France                      February 2000      100.0
Tebecai..................     100%             The Netherlands                      February 2000       62.2
ElTele stfold /
  Vestfold...............     100%                      Norway                         March 2000       39.3
Kabel Haarlem B.V........     100%             The Netherlands                         March 2000       62.2
Eneco K&T Group..........     100%             The Netherlands                         March 2000    1,046.3(2)
UPC Magyarorszag(3)......   20.75%                     Hungary                         March 2000       63.9
DattelKabel..............     100%              Czech Republic                          July 2000       24.5
EWT/TSS Group(4).........     100%                     Germany                       October 2000      953.4
Cignal Global
  Communications(5)......     100%    United States of America                      November 2000      235.7
Alkmaar..................     100%             The Netherlands                       January 2001       49.2

--------------------------

(1) We acquired 100% of Intercomm France Holding S.A., in exchange for a 8% interest in Mediareseaux S.A. and 36.0 million in cash.

(2) Including acquisition of loans to former shareholder.

(3) We acquired the 20.75% of UPC Magyarorszag, which we did not already own.

(4) We acquired 100% of EWT/TSS through our subsidiary, UPC Germany, for a preliminary purchase price of 238.4 million in cash and 49% of UPC Germany.

(5) We acquired 100% of Cignal Global Communications in exchange for a 16% interest in our subsidiary PRIORITY TELECOM in a stock-based transaction.

ANNOUNCEMENT OF MERGER WITH PRIMACOM

    On March 29, 2001, we announced an agreement with PrimaCom to merge our German assets, including EWT/TSS and the TeleColumbus option, as well as our Alkmaar subsidiary located in the Netherlands, with those of PrimaCom. Our investment in EWT is held through our 51% owned subsidiary, UPC Germany. The transaction is subject to approval of the PrimaCom shareholders, as well as various regulatory and any other potential approvals, and is expected to close by year-end 2001, although there can be no assurances. Under the transaction structure, for accounting purposes PrimaCom will be deemed the "acquirer." Upon closing of the transaction, UPC Germany will deconsolidate its investment in EWT. UPC Germany's investment in the merged companies will be required to be recorded at the fair value as of the date of the transaction, which will be determined based on the market value of the PrimaCom shares at that date. PrimaCom's shares are listed on the Nasdaq market and the Frankfurt Stock Exchange. As of June 30, 2001, PrimaCom's shares were valued at approximately
9.30 per share. Assuming the same price at the closing of the transaction, this would result in UPC Germany recording a write-down upon closing of approximately
900.0 million on its investment in EWT. Our share of the write-down would be 51%.

ANNOUNCEMENT OF POLISH DTH MERGER

    On August 10, 2001, we and Canal+, the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska will contribute its Polish DTH assets to TKP, the Polish subsidiary of Canal+, in exchange for 25% of TKP and 150.0 million in cash. As part of this transaction, through a carriage agreement, Canal+ Polska will also be available on our Polish cable network. TKP will be managed and controlled by Canal+, who will own 75%, we will own the remaining 25%. This merger is subject to certain regulatory approvals. For accounting purposes, TKP will be deemed the acquirer. Our investment in the merged companies will be recorded at fair value as of the date of the transaction. Our carrying value of the Polish DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write-down at the date the transaction is consummated.

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

    UPC DISTRIBUTION--ANALOG VIDEO AND DIGITAL SERVICES. We currently offer our subscribers a wide choice of pay-tv services. We plan to continue to improve our expanded basic tier offerings by adding new channels and where possible, migrating popular commercial channels into an expanded basic tier service. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres. In many systems, we have introduced impulse pay-per-view services.

    We are currently launching digital services in some of our markets. The increased channel capacity in digitalization will enable us to offer subscribers more choice in pay-tv services, as well as transactional television and interactive services. We intend to offer transactional television services, such as near-video-on-demand (``NVOD") and video-on-demand (``VOD"). We have launched NVOD in the Netherlands. We plan to offer interactive services, such as interactive program guides (``IPG"), walled garden, internet on television, basic email functionality and interactive television games. We also intend to provide our subscribers with customizable programming guides that would enable them to program their favorite channels and also allow parents to restrict their children's viewing habits. The increased channel capacity provided by digitalization will enable subscribers to customize their subscriptions to our services to suit their lifestyles.

    UPC DISTRIBUTION--VOICE. We provide local national and international long-distance voice telephony services to residential customers. Our operating systems offer a full complement of telephony services to residential customers, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

    UPC DISTRIBUTION--INTERNET. We operate our internet business locally through our operating companies. Our local operating companies provide subscribers with high-speed internet access via their cable modem. We provide subscribers cable-based internet access that is always-on for a flat fee. In 2001, we plan to introduce network monitoring tools. These tools will allow us to comprehensively monitor our stated fair-use policy, and will also enable us to offer more sophisticated products for heavy users.

    UPC MEDIA. We recently combined the management of our internet access and content group, CHELLO BROADBAND, and our programming business led by UPCtv, to form a new division, UPC Media. In addition to internet access and pay television, UPC Media will develop interactive services and transactional television for our digital product.

    CHELLO BROADBAND provides our local operating companies and non-affiliated local operators with access to the internet gateway and additional services, such as high-speed connectivity, caching, local language broadband portals, and marketing support, through franchise agreements. To date, substantially all of CHELLO BROADBAND's revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to increase non-affiliated revenue through the CHELLO BROADBAND service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets. At June 30, 2001, CHELLO BROADBAND had approximately 445,200 subscribers, including 23,500 non-UPC affiliates.

    We plan to deploy interactive products which will support our planned digital roll-out across Europe, including interactive/enhanced television, walled garden, e-commerce and entertainment and internet on the televison. We also plan to deploy transactional television services, which include NVOD and VOD. In addition UPCtv has developed and launched eight pay-per-view channels of various genres since May 1999. We have constructed a pan-European digital distribution platform designed for the state of the art production and the digital distribution of our new channels and other signals to our upgraded networks. To date, substantially all of our programming businesses' revenues were subscription-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the media group's service in future years. We cannot predict whether our products and services, will become accepted or profitable in these markets. We believe these businesses will become increasingly inter-dependent and overlapping.

    PRIORITY TELECOM. PRIORITY TELECOM offers telephony services to business customers. Services vary per country, covering the range of voice, data, IP and hosting. In the course of 2000, PRIORITY TELECOM brought together a separate management team responsible for the provisioning of these services to business customers. At June 30, 2001, PRIORITY TELECOM had approximately 6,650 customers.

PRICING

    UPC DISTRIBUTION--ANALOG VIDEO AND DIGITAL SERVICES. We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming. For our digital set-top computer, we may collect a customer deposit as security.

    UPC DISTRIBUTION--VOICE. Revenue from residential telephony services usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve high-growth from early market entry, we price our telephony service at a discount compared to services offered by incumbent telecommunications operators. Initially, we will also waive or substantially discount installation fees.

    UPC DISTRIBUTION--INTERNET. To date, virtually all of our revenues have been derived from monthly subscription fees. Most local operators have chosen to waive installation charges, although in most instances we collect a customer deposit. Currently, our services are offered to residential subscribers at flat subscription fees. Following the introduction of bandwidth monitoring tools, we anticipate charging tiered pricing levels which more accurately reflect the individual consumption of bandwidth. For business subscribers to services other than our standard broadband internet access services, we generally agree the pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

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

COSTS OF OPERATIONS

    UPC DISTRIBUTION--ANALOG VIDEO AND DIGITAL SERVICES. Direct operating costs include the costs of programming, which are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Indirect operating costs include franchise fees and operating expenses necessary to provide service to the subscriber. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other operating expenses include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

    UPC DISTRIBUTION--VOICE. Direct operating costs include interconnection costs and number portability fees. Indirect operating costs include network operations, customer operations and customer care. Interconnection costs are variable based upon usage as determined through negotiated interconnection agreements. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

    UPC DISTRIBUTION--INTERNET. Direct operating costs for our local operating companies include the franchise fee paid to CHELLO BROADBAND for internet access. Indirect operating costs include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

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

    The following table presents an overview of our revenue and Adjusted EBITDA by segment for the three and six months ended June 30, 2001 and 2000.

                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED JUNE 30,         ENDED JUNE 30,
                                                        ---------------------   -------------------
                                                          2001        2000        2001       2000
                                                        ---------   ---------   --------   --------
                                                                  (IN THOUSANDS OF EUROS)
Revenue:
UPC Distribution
  Cable televison.....................................   189,782     157,015     375,087    298,448
  Telephony(1)........................................    43,476      27,190      81,856     50,526
  Internet............................................    42,660      19,336      78,172     32,715
  DTH.................................................    24,128      13,063      45,843     22,673
  Other...............................................    13,164       1,771      27,696      3,052
  Intercompany Eliminations...........................   (13,665)          -     (26,458)         -
                                                         -------    --------    --------   --------
Total Distribution....................................   299,545     218,375     582,196    407,414
PRIORITY TELECOM(1)...................................    71,024      18,135     129,934     27,687
CHELLO BROADBAND......................................    17,082       7,231      30,291     12,662
Programming...........................................    23,953      15,657      49,470     29,182
Corporate, IT and Other...............................     1,203           -       2,108          -
Intercompany Eliminations.............................   (55,314)    (21,409)   (103,058)   (39,356)
                                                         -------    --------    --------   --------
                                                         357,493     237,989     690,941    437,589
                                                         =======    ========    ========   ========
Adjusted EBITDA(2):
UPC Distribution
  Cable television....................................    73,427      60,466     137,294    112,112
  Telephony(1)........................................    (7,463)    (21,283)    (13,313)   (37,020)
  Internet............................................    (7,253)    (16,690)    (15,490)   (29,624)
  DTH.................................................    (2,265)     (1,455)     (7,790)    (5,798)
  Other...............................................    (9,343)     (5,039)    (22,428)    (6,257)
                                                         -------    --------    --------   --------
Total Distribution....................................    47,103      15,999      78,273     33,413
PRIORITY TELECOM(1)...................................   (26,801)    (11,178)    (48,353)   (13,827)
CHELLO BROADBAND......................................   (18,610)    (33,957)    (38,807)   (61,106)
Programming...........................................   (25,604)    (25,339)    (53,143)   (47,659)
Corporate, IT and Other...............................   (30,456)    (23,545)    (53,146)   (46,246)
                                                         -------    --------    --------   --------
                                                         (54,368)    (78,020)   (115,176)  (135,425)
                                                         =======    ========    ========   ========

------------------------

(1) For the three and six months ended June 30, 2000, the revenue and Adjusted EBITDA for our CLEC activities in the Netherlands and Austria have been reclassified from UPC Distribution-Telephony to PRIORITY TELECOM, which is consistent with the presentation for the three and six months ended
    June 30, 2001.

(2) Adjusted EBITDA represents net operating loss before depreciation, amortization, stock-based compensation charges and impairment charges. Industry analysts generally consider EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

UPC DISTRIBUTION

    REVENUE

    For the three months ended June 30, 2001, revenue from UPC Distribution increased 81.1 million to 299.5 million, from 218.4 million for the three months ended June 30, 2000, a 37.1% increase. Increases of 32.8 million from cable television, 16.3 million from telephony, 23.3 million from internet, and
11.1 million from DTH, were partially offset with a decrease of 2.4 million from other, net of related intercompany eliminations. For the six months ended
June 30, 2001, revenue from UPC Distribution increased 174.8 million to
582.2 million, from 407.4 million for the six months ended June 30, 2000, a 42.9% increase. Of the increase, 76.6 million is from cable television,
31.3 million is from telephony, 45.5 million is from internet and 23.2 million is from DTH. Other, net of related intercompany eliminations, decreased
1.8 million.

    The increase in cable television revenue of 32.8 million for the three months ended June 30, 2001, is due to increased subscribers from our acquisition of EWT (Germany), which we included in our consolidated results effective October 1, 2000, as well as increased average revenue per basic cable subscriber and organic subscriber growth. Cable television revenue from EWT included in our consolidated results for the three months ended June 30, 2001, totaled
11.7 million, compared to nil for the three months ended June 30, 2000. The increase in cable television revenue of 76.6 million for the six months ended June 30, 2001, is also due to increased subscribers from acquisitions, as well as increased revenue per average basic cable subscriber and organic subscriber growth. Cable television revenue from K&T (the Netherlands), which we include in our consolidated results effective March 31, 2000 and EWT included in our consolidated results for the six months ended June 30, 2001, totaled
56.0 million, compared to 14.8 million for the six months ended June 30, 2000. We will deconsolidate the results of EWT following closing of the transaction with PrimaCom, which is expected to occur by the end of 2001.

    The increase in telephony revenue of 16.3 million and 31.3 million for the three and six months ended June 30, 2001, respectively, primarily relates to organic subscriber growth Residential telephony subscribers increased from approximately 301,500 at June 30, 2000 to approximately 421,000 at June 30, 2001.

    The increase in internet revenue of 23.3 million and 45.5 million for the three and six months ended June 30, 2001, respectively, primarily relates to organic subscriber growth. Internet subscribers increased from approximately 224,600 at June 30, 2000 to approximately 448,000 at June 30, 2001. We continued to increase subscriber penetration in systems where we had launched internet services prior to January 1, 2000. In addition, we launched internet in the second half of 2000 in other systems, including Poland, Hungary and the Czech Republic. The acquisition of K&T also contributed to increased internet revenue. Internet revenue from K&T included in our consolidated results for the three months ended June 30, 2001, totaled 3.3 million, compared to 0.8 million for the three months ended June 30, 2000. Internet revenue from K&T included in our consolidated results for the six months ended June 30, 2001, totaled
5.6 million, compared to 0.8 million for the six months ended June 30, 2000.

    The increase in DTH revenue of 11.1 million and 23.2 million for the three and six months ended June 30, 2001, respectively, primarily relates to organic subscriber growth and a positive impact from exchange rates on our Polish revenues. DTH subscribers increased from approximately 378,200 at June 30, 2000 to approximately 486,300 at June 30, 2001. In the second half of 2000, we launched DTH service in our systems in Hungary, the Czech Republic and the Slovak Republic, leveraging off our existing DTH platform in Poland. We will deconsolidate the results of our DTH operations in Poland upon closure of the recently announced transaction with Canal+.

    The increase in other revenue of 11.4 million and 24.6 million for the three and six months period ended June 30, 2001, respectively, primarily relates to revenue recognized for the provision of network related services to PRIORITY TELECOM. UPC Distribution and PRIORITY TELECOM have entered into agreements for the provision by UPC Distribution of network, maintenance and operations services. This intercompany revenue eliminates in our consolidated results.

    ADJUSTED EBITDA

    For the three months ended June 30, 2001, Adjusted EBITDA from UPC Distribution increased 31.1 million to 47.1 million, from 16.0 million for the three months ended June 30, 2000, a 194.4% increase. Of the increase,
13.0 million is from cable television, 13.8 million is from telephony and
9.4 million is from internet. These increases were partially offset by decreases of 0.8 million in DTH and 4.3 million in other. For the six months ended
June 30, 2001, Adjusted EBITDA from UPC Distribution increased 44.9 million to
78.3 million, from 33.4 million for the six months ended June 30, 2000, a 134.4% increase. Of the increase, 25.2 million is from cable television, 23.7 million is from telephony and 14.1 million is from internet. These increases were partially offset by decreases of 2.0 million in DTH and 16.2 million in other.

    The increase in cable television Adjusted EBITDA of 13.0 million for the three months ended June 30, 2001 is primarily due to our acquisition of EWT (Germany). Cable television Adjusted EBITDA from EWT included in our consolidated results for the three months ended June 30, 2001, totaled
11.7 million, compared to nil for the three months ended June 30, 2000. The increase in cable television Adjusted EBITDA of 25.2 million for the six months ended June 30, 2001 is primarily due to our acquisition of K&T (the Netherlands) and EWT (Germany). Cable television Adjusted EBITDA from K&T and EWT included in our consolidated results for the six months ended June 30, 2001, totaled
34.7 million, compared to 9.4 million for the six months ended June 30, 2000. We will deconsolidate the results of EWT following the closing of the transaction with PrimaCom, which is expected to close by the end of 2001.

    The improvement of telephony Adjusted EBITDA of 13.8 million and
23.7 million for the three and six months ended June 30, 2001, respectively, and the improvement of internet Adjusted EBITDA of 9.4 million and 14.1 million for the three and six months ended June 30, 2001, respectively, primarily relates to organic subscriber growth, which has allowed us to realize economies of scale. In addition, we have realized costs savings from continued integration and restructuring of operations, as well as lower start-up costs.

    The decrease in DTH Adjusted EBITDA of 0.8 million for the three months ended June 30, 2001, primarily relates to increased expenses in Poland. The decrease from Poland was partially offset by positive Adjusted EBITDA from our systems in Hungary and Czech Republic for the three months ended June 30, 2001, as they gained subscribers. The decrease in DTH Adjusted EBITDA of 2.0 million for the six months ended June 30, 2001, primarily relates to start-up costs for the launch of DTH in our systems in Hungary, the Czech Republic and the Slovak Republic in the second half of 2000. We will deconsolidate the results of our DTH operations in Poland upon closure of the recently announced transaction with Canal+.

    The decrease in other Adjusted EBITDA of 4.3 million and 16.2 million for the three months and six months ended June 30, 2001, respectively, primarily relates to start-up costs for our digital services in the Netherlands and Austria. The negative impact on Adjusted EBITDA of digital services is partially offset by positive Adjusted EBITDA recognized for the provision of the network related services to PRIORITY TELECOM. We are in the early stages of offering our digital product in the Netherlands and in Austria and are incurring costs related to sales and marketing, training and customer care for our digital services. Adjusted EBITDA associated with our digital services in the Netherlands and Austria for the three and six months ended June 30, 2001 was a
14.5 million and a 27.4 million, respectively.

PRIORITY TELECOM

    REVENUE

    For the three months ended June 30, 2001, revenue from PRIORITY TELECOM increased 52.9 million to 71.0 million, from 18.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenue from PRIORITY TELECOM increased 102.2 million to 129.9 million, from 27.7 million for the six months ended June 30, 2000. The increase in revenue of 52.9 million for the three months ended June 30, 2001, is primarily due to the acquisition of Cignal and to a lesser extent organic subscriber growth. The increase in revenue of 102.2 million for the six months ended June 30, 2001, is primarily due to acquisitions of Cignal and K&T and to a lesser extent subscriber growth. In November 2000, we completed the acquisition of Cignal and began consolidating its operations. In addition, UPC Distribution acquired K&T and began consolidating its results effective March 31, 2000. Cignal revenue included in the consolidated revenue of PRIORITY TELECOM for the three and six months ended June 30, 2001, totaled 20.2 million and 42.0 million, respectively.

    ADJUSTED EBITDA

    For the three months ended June 30, 2001, Adjusted EBITDA from PRIORITY TELECOM decreased 15.6 million to a negative 26.8 million, from a negative
11.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, Adjusted EBITDA from PRIORITY TELECOM decreased 34.6 million to a negative 48.4 million, from a negative 13.8 million for the six months ended June 30, 2000. The decrease in Adjusted EBITDA of 15.6 million and 34.6 million for the three and six months ended June 30, 2001, respectively, relates primarily to the acquisition of Cignal. In addition, PRIORITY TELECOM incurred costs for the development and launch of products within its markets that were carved out from operations in the Netherlands, Austria, Norway and Sweden.

CHELLO BROADBAND

    REVENUE

    For the three months ended June 30, 2001, revenue from CHELLO BROADBAND increased 9.9 million to 17.1 million, from 7.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenue from CHELLO BROADBAND increased 17.6 million to 30.3 million, from 12.7 million for the six months ended June 30, 2000. The increase in revenue of 9.9 million and
17.6 million for the three and six months ended June 30, 2001, respectively, is primarily due to increased internet subscribers. We continued to increase internet subscribers in UPC Distributions' systems, which have a franchise agreement with CHELLO BROADBAND. In addition, UPC Distribution launched CHELLO BROADBAND's services in Poland and Hungary in the second half of 2000.

    In general, CHELLO BROADBAND receives 40% of subscription-based revenue for its services from the local operator. Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for three months ended June 30, 2001 and 2000 were 16.3 million and 7.2 million, respectively. Intercompany revenues for the six months ended June 30, 2001 and 2000 were
29.0 million and 12.5 million, respectively.

    ADJUSTED EBITDA

    For the three months ended June 30, 2001, Adjusted EBITDA from CHELLO BROADBAND improved 15.4 million to a negative 18.6 million, from a negative
34.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, Adjusted EBITDA from CHELLO BROADBAND improved 22.3 million to a negative 38.8 million, from a negative 61.1 million for the six months ended June 30, 2000. The improvement in Adjusted EBITDA of 15.4 million and
22.3 million for the three and six months ended June 30, 2001, respectively, primarily relates to continued subscriber growth, as well as decreased start-up and development costs and costs efficiencies from the integration and restructuring of operations.

PROGRAMMING

    REVENUE

    For the three months ended June 30, 2001, revenue from our programming businesses increased 8.3 million to 24.0 million, from 15.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenue from our programming businesses increased 20.3 million to 49.5 million, from 29.2 million for the six months ended June 30, 2000. The increase in revenue of 8.3 million and 20.3 million for the three and six months ended
June 30, 2001, respectively, relates to revenue from our Polish programming, as well as increased revenue from UPCtv. UPCtv provides programming to our distribution companies as well as to non-UPC video service companies. Our Central and Eastern Europe sports channels were launched in the second half of 2000 and also contributed to the increase in revenue. We will deconsolidate our Poland programming operations upon closure of the recently announced transaction with Canal+.

    In general, programming revenue relates to programming provided to UPC Distribution. Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for the three months ended June 30, 2001 and 2000 were 20.7 million and 14.2 million, respectively. Intercompany revenues for the six months ended June 30, 2001 and 2000 were 44.1 million and 26.8 million, respectively.

    ADJUSTED EBITDA

    For the three months ended June 30, 2001, Adjusted EBITDA from our programming business decreased 0.3 million to a negative 25.6 million, from a negative 25.3 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, Adjusted EBITDA from our programming business decreased 5.4 million to a negative 53.1 million, from a negative 47.7 million for the six months ended June 30, 2000. The decrease in Adjusted EBITDA of
0.3 million and 5.4 million for the three and six months ended June 30, 2001, respectively, primarily relates to costs related to the development of our pay tv business and transactional television. In addition, the launch of the sports channels in Central and Eastern Europe in the second half of 2000 contributed to the decrease in Adjusted EBITDA. These decreases were partially offset with improved Adjusted EBITDA of Poland. We will deconsolidate our Poland programming operations upon closure of the recently announced transaction with Canal+.

CORPORATE, IT AND OTHER

    ADJUSTED EBITDA

    For the three months ended June 30, 2001, Adjusted EBITDA from corporate, IT and other decreased 7.0 million to a negative 30.5 million, from a negative
23.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, Adjusted EBITDA from corporate, IT and other decreased
6.9 million to a negative 53.1 million, from a negative 46.2 million for the six months ended June 30, 2000. Adjusted EBITDA for corporate, IT and other includes costs of our corporate functions, such as corporate development, investor relations, finance, legal, regulatory, human resources and marketing. Adjusted EBITDA for corporate, IT and other also includes costs related to the development and roll-out of our pan-European financial and customer care systems. Other costs included in corporate, IT and other include development costs, such as costs related to the development of our digital set-top computer, and investigation of new technologies, such as NVOD, voice-over IP telephony and satellite.

DEPRECIATION AND AMORTIZATION

    During the three months ended June 30, 2001, our depreciation and amortization expense increased 101.2 million to 260.4 million from
159.2 million for the three months ended June 30, 2000, a 63.6% increase. During the six months ended June 30, 2001, our depreciation and amortization expense increased 215.6 million to 505.5 from 289.9 million for the six months ended June 30, 2000, a 74.4% increase. Of this increase, approximately 36.4 million and 58.8 million for the three months and six months, respectively, relates to increased amortization expense for goodwill created in connection with acquisitions in 2000. Depreciation expense also increased due to the acquisitions which closed during 2000, which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

IMPAIRMENT CHARGES

    During the second quarter of 2001, we identified indicators of possible impairment of long-lived assets, principally IRU's and related goodwill, within our CLEC subsidiary, PRIORITY TELECOM. Such indicators included declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition would be used within PRIORITY TELECOM.

    Reduced levels of private equity funding activity for CLEC businesses and plans by us to obtain financing for PRIORITY TELECOM in the second half of 2001 contributed to changes in our strategic plans for how certain assets acquired through the Cignal transaction would be used within PRIORITY TELECOM. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When we and PRIORITY TELECOM reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In the second quarter of 2001, using the strategic plan prepared for the contemplated financing, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in the recording of a write-down of tangible assets and related goodwill of 300.0 million.

INTEREST INCOME

    During the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, interest income increased 3.1 million to 11.9 million from
8.8 million, a 35.2% increase. During the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, interest income increased
5.5 million to 27.6 million from 22.1 million, a 24.9% increase. The increase is due to a higher average cash balance during the three and six months ended
June 30, 2001, mainly resulting from our drawdown of the UPC Bridge Facility and the preference shares issuance in December 2000, and from the proceeds of our Exchangeable Loan in May 2001.

INTEREST EXPENSE

    During the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, interest expense increased 79.8 million to 247.1 million from 167.3 million, a 47.7% increase. During the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, interest expense increased
157.6 million to 465.3 million from 307.7 million, a 51.2% increase. The increase in 2001 is primarily due to our borrowings under the UPC Distribution Bank Facility and the

UPC Bridge Facility. A significant amount of our interest expense in 2001 relates to accretion on our discount notes, which is not currently cash pay.

                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                       ---------------------   -------------------
                                                         2001        2000        2001       2000
                                                       ---------   ---------   --------   --------
                                                                 (IN THOUSANDS OF EUROS)
Cash Current Pay:
  Bank...............................................   (83,571)    (27,886)   (158,089)   (39,672)
  Senior Notes.......................................   (72,917)    (64,408)   (145,067)  (136,245)
  Other..............................................         -     (12,642)          -    (13,391)
                                                       --------    --------    --------   --------
                                                       (156,488)   (104,936)   (303,156)  (189,308)
                                                       ========    ========    ========   ========
Non-Cash Accretion:
  Discount Notes.....................................   (68,170)    (55,657)   (131,071)  (104,946)
  Exchangeable Loan..................................    (5,179)          -      (5,179)         -
  Redeemed DIC Loan..................................         -      (2,161)          -     (5,253)
  New DIC Loan.......................................      (169)          -        (338)         -
  Deferred Financing.................................   (17,096)     (4,535)    (25,577)    (8,175)
                                                       --------    --------    --------   --------
                                                        (90,614)    (62,353)   (162,165)  (118,374)
                                                       --------    --------    --------   --------
Total Interest Expense...............................  (247,102)   (167,289)   (465,321)  (307,682)
                                                       ========    ========    ========   ========

FOREIGN EXCHANGE GAIN (LOSS) AND OTHER INCOME (EXPENSE)

    The net loss from foreign exchange gain (loss) and other income (expense) increased 19.7 million from a loss of 63.7 million for the three months ended June 30, 2001, compared to a loss of 44.0 million for the three months ended June 30, 2000. During the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, the net loss from foreign exchange gain (loss) and other income (expense) decreased 5.2 million to a loss of 118.8 million from a loss of 124.0 million. The increase for the three month period ended June 30, 2001, is mainly due to an increase in foreign exchange losses of 17.1 million and a loss of 5.1 million relating to the valuation of the derivative assets in connection with the adoption of SFAS 133. The decrease for the six months period ended June 30, 2001, is to due a gain of 46.1 million relating to the valuation of the derivative assets in connection with the adoption of SFAS 133, which was partially offset by an increase in foreign exchange losses of 35.0 million from the increased value of the US dollar against the Euro.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities"
("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 35.3 million and a cumulative increase to Other Comprehensive Income ("OCI") of 36.7 million. The increase to income was attributable to a loss of approximately 36.7 million reclassified from OCI for the value of certain warrants held by the Company which are derivatives and are not designated as a hedging instrument, and income of approximately
72.0 million related to gains associated with the cross currency swaps which are held by the Company which do not qualify as hedging instruments as defined by SFAS 133. We use derivative instruments to manage exposures to foreign currency and interest rate risks.

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET

    For the three months ended June 30, 2001, our share in net losses of affiliated companies increased 6.2 million to 16.0 million, from 9.8 million for the three months ended June 30, 2000, a 63.3% increase. During the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, our share in net losses of affiliated companies increased 31.0 million to
62.1 million, from 31.1 million for the six months ended June 30, 2000, a 99.7% increase. The increase for both the three and six months ended June 30, 2001, was primarily due to increased losses from our investments in SBS, Primacom and Tevel.

                            STATEMENTS OF CASH FLOWS

    We had cash and cash equivalents of 1,092.4 million as of June 30, 2001, an increase of 530.2 million from 562.2 million as of June 30, 2000.

CASH FLOWS FROM OPERATING ACTIVITIES

    During the six months ended June 30, 2001, net cash flow used in operating activities was 585.8 million compared to a use of 233.5 million for the comparable period in 2000. This increase in cashflow used for operating activities was primarily related to continued costs incurred for the development and introduction of our new services, as well as an unwind of our current liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

    We used 436.7 million of net cash flow in investing activities during the six months ended June 30, 2001, compared to 2,264.2 million for the six months ended June 30, 2000. During the period ended June 30, 2001 we acquired Alkmaar for 22.9 million, net of cash acquired and made a net investment in affiliates of 23.9 million. Capital expenditures represented 386.2 million, excluding approximately 16.1 million relating to increased inventory, that once placed in service will be transferred to property, plant and equipment.

    During the six months ended June 30, 2000, cash was used principally for acquisitions, including K&T, for 1,046.3 million, net of cash acquired, UPC Magyaroszag for 63.9 million, net of cash acquired, Tebecai for 62.2 million, net of cash acquired, Haarlem for 62.2 million, net of cash acquired and other acquisitions totaling 122.3 million, net of cash acquired. Capital expenditures represented 551.7 million. During this period we made a net investment in affiliates of 311.0 million, including our acquisitions of an additional 10.5% interest in SBS for 162.5 million, shares in PrimaCom for 123.6 million and other investments in affiliates of 24.9 million. We also made a net investment in securities of 44.5 million.

CASH FLOWS FROM FINANCING ACTIVITIES

    We had 523.6 million of cash flows from financing activities during the six months ended June 30, 2001, compared to 2,034.5 million for six months ended June 30, 2000. The principal source of cash was a 6% Exchangeable Loan from Liberty amounting to 1,000 million and a drawdown of 300.0 million from the UPC Distribution Bank Facility. We paid down the UPC Bridge Facility of
750.0 million and 30.0 million of various long and short-term debt facilities.

    The principal source of cash for the six months ended June 30, 2000, was net proceeds from our senior notes and discount notes offering in January 2000 of 1,594.2 million. Additional sources of cash were from long-term and short-term borrowings of 358.1 million and 572.1 million, respectively. Long-term borrowings included borrowings under the UPC Senior Credit Facility of
200.0 million, 148.0 million under the France Facility and other borrowings of
10.1 million. We used proceeds of 231.4 million from the New A2000 Facility to pay off the existing A2000 Facilities. We had additional proceeds from short-term debt of 340.7 million, including 32.9 million from the GelreVision facility and

300.0 million from the UPC Bridge Loan. We paid down other long-term and short-term loans of 200.2 million. During the six months ended June 30, 2000 we incurred deferred financing costs of 58.4 million.

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

    - cash contributed by United upon our formation,

    - debt financed at the UPC corporate level and project debt financed at the operating company level,

    - equity raised in our initial public offering, secondary offering and private offering of convertible preference shares,

    - debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes,

    - proceeds from our May 2001 Exchangeable Loan, and

    - operating cash flow.

    Our distribution division has historically been funded by bank loans and will continue to be in the future, primarily from the UPC Distribution Bank Facility. Our service divisions, including CHELLO BROADBAND, programming and PRIORITY TELECOM have been funded through proceeds from our equity and debt offerings.

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

    Under the terms of our indentures, as we raise additional paid-in equity, we are permitted to incur additional debt.

RESTRICTIONS UNDER UNITED INDENTURES

    As a subsidiary of United, our activities are restricted by the covenants in United's indentures dated February 5, 1998 and April 29, 1999. Among other things, the United indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. The United indentures generally place limitations on the additional amount of debt that we or our subsidiaries or controlled affiliates may borrow, preferred shares that they or we may issue, and the amount and type of investments we may make.

AMSTERDAM EXCHANGE--NEGATIVE EQUITY

    Our shares trade on both the Nasdaq National Stock Market and the Euronext Amsterdam ("Euronext"). Under one of the Euronext's policies, developed under its listing rules, companies with a negative equity book value are classified in a specific trading category, the "strafbankje". We expect to have negative equity during the second half of 2001 unless transactions take place to increase our equity base. Classification in the "strafbankje" may ultimately result in our exclusion from the Euronext index.

SOURCES OF CAPITAL

    We had 1,092.4 million of unrestricted cash and cash equivalents on hand as of June 30, 2001. In addition, we had borrowing capacity at the corporate level. In 2000, we raised approximately 7.6 billion, and gained access to an additional
2.8 billion from a combination of banks, bonds and equity markets. We intend to continue to access these sources of capital, as well as other less traditional sources including vendor financing, equity partners, and leasing structures. We may also obtain funds from strategic partnerships and the sale of assets. We believe our access to sources of capital will be sufficient to satisfy future cash requirements into the second quarter of 2003, although there can be no assurance that this will be the case.

    On January 20, 2000, we closed an offering of our 11 1/2% senior notes due 2010; our 11 1/4% senior notes due 2010 and our 13 3/4% senior discount notes due 2010. The offering generated gross proceeds of approximately 1.6 billion. Proceeds from this bond offering were used for working capital and other general corporate purposes, including acquisitions of businesses and possible investments.

    In January 2000, UPC Nederland (A2000), refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    At the end of March 2000 a fully committed 2.0 billion stand-by revolving credit facility was provided. UPC and certain subsidiaries guarantee the facility. We repaid the 750 million borrowed on this facility in May 2001 with the proceeds of the Exchangeable Loan.

    On April 7, 2000, Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a 250 million bridge facility. The refinancing of the Rhone Vision Cable Credit Facility with this facility was completed in the fourth quarter of 2000. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In connection with the Eneco K&T acquisition, UPC Nederland received a short-term bridge loan of 500 million secured with guarantees of certain of our Dutch assets. Drawdowns of the UPC Bridge Loan refinanced certain existing inter-company loans from UPC N.V. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In October 2000, we closed a 4.0 billion operating and term loan facility ("The UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and German operations. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%-4.0% depending on certain leverage ratios, and we pay an annual commitment fee of 0.5% over the undrawn amount. The facility was widely syndicated to a group of more then 50 European and American (Banking) institutions. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling 2.0 billion. The UPC Distribution Bank Facility will finance further digital rollout and triple play by our existing cable companies, excluding Polish and German operations, subject to availability. Additional availability is linked to certain performance tests. We believe that additional availability by the end of 2001 will increase to a level equal to approximately one-half of the undrawn amount under this facility at the end of 2000. The facility also contains certain leverage and revenue covenants. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At June 30, 2001, 2.7 billion was outstanding under this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million. Concurrent with the closing, we entered into cross currency and interest rate swaps, pursuant to which a USD 240.0 million obligation under the UPC Distribution Bank Facility was effectively changed into a 286.0 million obligation until November 29, 2002. In addition, we entered into an interest rate swap in respect of 1,725 million to fix the EURIBOR portion of the interest calculation at 4.65% for a period ending August 30, 2002. Subsequent to June 30, 2001, we entered into a cross currency swap, pursuant to which a USD 107.5 million obligation was effectively changed into a Euro obligation. Effectively the entire USD tranche has been swapped to Euros.

    In December 2000, we sold 1.43 billion worth of convertible preference shares and warrants for cash, to a group of investors, including United.

    In May 2001, we completed the placement with Liberty of USD 1.2 billion 6% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan"), receiving proceeds of USD 856.8 million (Euro 1.0 billion). Liberty has the right to exchange the notes, which were issued by a wholly-owned subsidiary of UPC, into ordinary shares of UPC under certain circumstances at USD 6.85 per share after May 29, 2002. The Exchangeable Loan is expected to be transferred to United as a part of a transaction between Liberty and United, which is expected to close promptly after approval by United shareholders during the fourth quarter of 2001.

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

    The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. Historically, our operating companies and we have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, from time to time, we will experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with our offerings of senior notes in July 1999, October 1999, January 2000 and the UPC Distribution Bank Facility, we entered into cross-currency swap agreements, exchanging dollar-denominated debt for Euro denominated debt.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INVESTMENT PORTFOLIO

    As of June 30, 2001, we have cash and cash equivalents of approximately 1,092.4 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union) however, the Company does not expect any material losses with respect to its investment portfolio.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

    The table below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for debt which is denominated in foreign currencies outside of the European Monetary Union as of June 30, 2001, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars.

                                          AMOUNT OUTSTANDING                       EXPECTED REPAYMENT
                                          AS OF JUNE 30, 2001                      AS OF DECEMBER 31,
                                        -----------------------   ----------------------------------------------------
                                        BOOK VALUE   FAIR VALUE     2001       2002       2003       2004       2005
                                        ----------   ----------   --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS OF EUROS)
DOLLAR DENOMINATED FACILITIES
UPC SENIOR DISCOUNT NOTES DUE 2009....    596,612      126,729         -           -          -         -          -
UPC SENIOR DISCOUNT NOTES DUE 2009....    366,331       77,814         -           -          -         -          -
UPC SENIOR DISCOUNT NOTES DUE 2010....    733,039      147,058         -           -          -         -          -
UPC SENIOR NOTES DUE 2010.............    703,473      307,157         -           -          -         -          -
UPC DISTRIBUTION BANK FACILITY USD
  TRANCHE.............................    107,500      107,500         -           -          -     1,075      1,075
PCI NOTES.............................     17,122       17,122         -           -     17,122         -          -
@ENTERTAINMENT 1998 SENIOR DISCOUNT
  NOTES...............................    183,738       56,375         -           -          -         -          -
@ENTERTAINMENT 1999 SENIOR DISCOUNT
  NOTES...............................    164,612       50,506         -           -          -         -          -
@ENTERTAINMENT 1999 SERIES C SENIOR
  DISCOUNT NOTES......................     18,125        7,877         -           -          -         -          -
EXCHANGEABLE LOAN.....................  1,016,257    1,016,257         -           -          -         -          -

    Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with our offerings of senior notes in July 1999, October 1999, January 2000 and the UPC Distribution Bank Facility, we entered into cross-currency swap agreements, exchanging dollar-denominated debt for Euro denominated debt.

INTEREST RATE SENSITIVITY

    The table below provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2001, including cash flows based on the expected repayment dates and the related weighted -average interest rates. The information is presented in Euro equivalents, as the Euro is our reporting currency.

                                     AMOUNT OUTSTANDING                       EXPECTED REPAYMENT
                                     AS OF JUNE 30, 2001                      AS OF DECEMBER 31,
                                   -----------------------   ----------------------------------------------------
                                   BOOK VALUE   FAIR VALUE     2001       2002       2003       2004       2005
                                   ----------   ----------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS OF EUROS)
VARIABLE RATE FACILITIES
UPC 10.875% SENIOR NOTES DUE
  2009...........................    944,064      401,066         -          -           -          -          -
  EURIBOR + 4.15% and 8.54%,
     average rate in 2001 of
     8.84% and 8.54%
  Average interest rate..........     10.875%       35.09%
UPC 10.875% SENIOR NOTES DUE
  2007...........................    236,014      103,051         -          -           -          -          -
  EURIBOR + 4.8% and 9.92%,
     average rate in 2001 of
     9.73% and 9.92%
  Average interest rate..........     10.875%       37.47%
UPC 11.25% SENIOR NOTES DUE
  2009...........................    295,551      127,302         -          -           -          -          -
  EURIBOR + 4.8% and 9.92%,
     average rate in 2001 of
     9.73% and 9.92%
  Average interest rate..........      11.25%       35.14%
UPC DISTRIBUTION BANK
  FACILITY(1)....................  2,718,026    2,718,026         -          -           -    343,458    745,308
  EURIBOR/USD LIBOR + 0.75%-4%,
     Average interest rate.......       8.09%        8.09%

------------------------

(1) We entered into an interest rate swap in respect of 1,725 million of the principal amount of the advances under the UPC Distribution Bank Facility to fix the EURIBOR portion of the interest rate calculation at 4.65% for a period ending August 2, 2002.

                                   AMOUNT OUTSTANDING                       EXPECTED RAPAYMENT
                                   AS OF JUNE 30, 2001                      AS OF DECEMBER 31,
                                 -----------------------   ----------------------------------------------------
                                 BOOK VALUE   FAIR VALUE     2001       2002       2003       2004       2005
                                 ----------   ----------   --------   --------   --------   --------   --------
                                                            (IN THOUSANDS OF EUROS)
FIXED RATE FACILITIES
UPC SENIOR NOTES DUE 2009......    300,000      108,000          -          -          -          -          -
  Average interest rate........     10.875%       19.54%
UPC SENIOR DISCOUNT NOTES DUE
  2009.........................    596,612      126,729          -          -          -          -          -
  Average interest rate........       12.5%       35.09%
UPC SENIOR DISCOUNT NOTES DUE
  2009.........................    366,331       77,814          -          -          -          -          -
  Average interest rate........     13.375%       34.16%
UPC SENIOR DISCOUNT NOTES DUE
  2009.........................    124,115       21,720          -          -          -          -          -
  Average interest rate........     13.375%       22.16%
UPC SENIOR NOTES DUE 2007......    100,000       37,500          -          -          -          -          -
  Average interest rate........     10.875%       19.59%
UPC SENIOR NOTES DUE 2009......    100,379       36,638          -          -          -          -          -
  Average interest rate........      11.25%       19.74%
UPC SENIOR DISCOUNT NOTES DUE
  2010.........................    733,039      147,058          -          -          -          -          -
  Average interest rate........      13.75%       34.07%
UPC SENIOR NOTES DUE 2010......    351,779      153,597          -          -          -          -          -
  Average interest rate........      11.50%       18.82%
UPC SENIOR NOTES DUE 2010......    703,473      307,157          -          -          -          -          -
  Average interest rate........      11.25%       34.45%
UPC SENIOR NOTES DUE 2009......    198,719       73,526          -          -          -          -          -
  Average interest rate........      11.25%       19.12%
PCI NOTES......................     17,122       17,122          -          -     17,122          -          -
  Average interest rate........      9.875%       9.875%
@ENTERTAINMENT 1998 SENIOR
  DISCOUNT NOTES...............    183,738       56,375          -          -          -          -          -
  Average interest rate........       14.5%       24.73%
@ENTERTAINMENT 1999 SENIOR
  DISCOUNT NOTES...............    164,612       50,506          -          -          -          -          -
  Average interest rate........       14.5%       24.73%
@ENTERTAINMENT 1999 SERIES C
  SENIOR DISCOUNT NOTES........     18,125        7,877          -          -          -          -          -
  Average interest rate........          7%        32.0%
DIC LOAN.......................     53,424       53,424          -     53,424          -          -          -
  Average interest rate........       10.0%        10.0%
EXCHANGEABLE LOAN..............  1,016,257    1,016,257          -          -          -          -          -
  Average Interest rate........        6.0%         6.0%

EQUITY PRICES

    As of June 30, 2001, we are exposed to equity price fluctuations related to our investment in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

                                                                                 FAIR VALUE AS OF
                                                              NUMBER OF SHARES    JUNE 30, 2001
                                                              ----------------   ----------------
                                                                (STATED IN THOUSANDS OF EUROS,
                                                                     EXCEPT SHARE AMOUNTS)
United......................................................     5,569,240             56,849
PrimaCom AG.................................................     4,948,039             46,017
SBS.........................................................     6,000,000            182,322
Terayon(1)..................................................     2,000,000              1,267

------------------------

(1) Represents warrants to acquire shares. Fair value based on Black--Scholes model as of June 30, 2001.

    As of June 30, 2001, we are also exposed to equity price fluctuations related to our debt which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

                                                                                         EXPECTED
                                                            AMOUNT OUTSTANDING           REPAYMENT
                                                            AS OF JUNE 30, 2001     AS OF DECEMBER 31,
                                                          -----------------------   -------------------
CONVERTIBLE DEBT                                          BOOK VALUE   FAIR VALUE     2001       2002
----------------                                          ----------   ----------   --------   --------
                                                                       (EUROS, THOUSANDS)
DIC Loan................................................    53,424       53,424           -     53,424
  10% per annum

PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our 2001 Annual Meeting of Shareholders took place on May 17, 2001. In addition to electing three new members to our Supervisory Board, shareholders also voted upon the following matters:

    - To adopt the Annual Accounts of the Company for the fiscal year ended December 31, 2000;

    - To grant discharge to the members of the Supervisory Board and the Board of Management from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2000;

    - To grant authority to the Board of Management to repurchase up to 10% of the Company's outstanding share capital for a period of 18 months (until November 17, 2002);

    - To appoint the firm Andersen as independent auditors;

    - To amend the Articles of Association of the Company to, INTER ALIA, increase the Company's authorized share capital by an additional 300,000,000 of ordinary shares A.

    With respect to each matter voted upon at the annual meeting, a majority of the votes cast by shareholders were in cast in favour of such proposal.

ITEM 5--OTHER INFORMATION

    The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                   AS AT JUNE 30, 2001
                       ------------------------------------------------------------------------------------------------------------
                                                                                                              DIRECT
                              UPC           HOMES IN                  TWO WAY                                   TO
                            PAID-IN         SERVICE       HOMES        HOMES        BASIC         BASIC        HOME       DIGITAL
                           OWNERSHIP          AREA        PASSED     PASSED(1)   SUBSCRIBERS   PENETRATION    (DTH)     SUBSCRIBERS
                       -----------------   ----------   ----------   ---------   -----------   -----------   --------   -----------
MULTI-CHANNEL TV:
CONSOLIDATED
  COMPANIES:
Norway...............              100.0%     529,000      475,400     150,200      331,500         69.7%          -            -
Sweden...............              100.0%     770,000      421,600     241,700      258,600         61.3%          -            -
Belgium..............              100.0%     530,000      152,100     152,100      123,600         81.3%          -            -
France...............               92.0%   2,653,200    1,267,900     485,400      417,600         32.9%          -        8,600
The Netherlands......              100.0%   2,580,600    2,467,400   2,041,400    2,288,200         92.7%          -       33,100
The Netherlands
  (Alkmaar)..........              100.0%      47,700       44,800      44,800       40,200         89.8%          -          400
Austria..............               95.0%   1,081,400      922,700     919,400      493,000         53.4%          -            -
Germany (EWT/TSS)....               51.0%     712,200      712,200       4,000      588,900         74.6%          -            -
Poland...............              100.0%   1,950,000    1,851,800     181,000    1,022,800         55.2%    385,800            -
Hungary..............         98.9-100.0%   1,001,100      900,400     315,500      643,800         71.5%     45,600            -
Czech Republic.......         99.9-100.0%     913,000      786,400     179,300      362,400         47.3%     41,300            -
Romania..............          51.0-70.0%     648,500      450,700           -      288,800         64.1%          -            -
Slovak Republic......         95.0-100.0%     517,800      371,700      17,300      312,800         84.1%     13,600            -
                                           ----------   ----------   ---------    ---------                  -------       ------
  Total
    consolidated.....                      13,934,500   10,825,100   4,732,100    7,172,200                  486,300       42,100
                                           ==========   ==========   =========    =========                  =======       ======
NON-CONSOLIDATED
  COMPANIES:
Germany
  (Primacom)(2)......               25.0%   1,924,300    1,924,300     418,000    1,304,900         67.8%          -        6,000
Israel...............               46.6%     660,000      652,100     405,000      434,300         66.6%          -            -
Malta................               50.0%     184,500      181,000      35,000       86,200         47.6%          -            -
                                           ----------   ----------   ---------    ---------                  -------       ------
  Total non-
    consolidated.....                       2,768,800    2,757,400     858,000    1,825,400                        -        6,000
                                           ==========   ==========   =========    =========                  =======       ======
  Total..............                      16,703,300   13,582,500   5,590,100    8,997,600                  486,300       48,100
                                           ==========   ==========   =========    =========                  =======       ======

                                                                          AS AT JUNE 30, 2001
                                                             ---------------------------------------------
                                                                    UPC
                                                                  PAID-IN        SUBSCRIBERS      LINES
                                                                 OWNERSHIP       RESIDENTIAL   RESIDENTIAL
                                                             -----------------   -----------   -----------
CABLE TELEPHONY
CONSOLIDATED COMPANIES:
Norway.....................................................              100.0%     17,500        19,000
France.....................................................               92.0%     55,000        57,500
The Netherlands............................................              100.0%    154,200       192,500
Austria....................................................               95.0%    122,600       123,700
Germany--EWT/TSS...........................................               51.0%        100           100
                                                                                   -------       -------
  Total cable telephony....................................                        349,400       392,800
                                                                                   =======       =======
NON-CABLE TELEPHONY
CONSOLIDATED COMPANIES:
Czech Republic(3)..........................................         99.9-100.0%      3,500         3,500
Hungary(3).................................................         98.9-100.0%     68,100        73,400
                                                                                   -------       -------
  Total non-cable telephony................................                         71,600        76,900
                                                                                   -------       -------
  Total....................................................                        421,000       469,700
                                                                                   =======       =======

SUMMARY OPERATING DATA 2001 (CONTINUED)

                                                                    AS AT JUNE 30, 2001
                                           ---------------------------------------------------------------------
                                                                                 3RD PARTY             DATA
                                                  UPC          SUBSCRIBERS   ISP SUBSCRIBERS(4)   OVER SATELLITE
                                                PAID-IN        -----------   ------------------   --------------
                                               OWNERSHIP       RESIDENTIAL      RESIDENTIAL        RESIDENTIAL
                                           -----------------   -----------   ------------------   --------------
INTERNET
CONSOLIDATED COMPANIES:
Norway...................................              100.0%     20,500                -                 -
Sweden...................................              100.0%     40,400                -                 -
Belgium..................................              100.0%     18,800                -                 -
France...................................               92.0%     18,500                -                 -
The Netherlands..........................              100.0%    191,200           17,300                 -
The Netherlands (Alkmaar)................              100.0%          -            3,400                 -
Austria..................................               95.0%    122,300                -                 -
Germany (EWT/TSS)........................               51.0%          -              100                 -
Poland...................................              100.0%      4,400                -               200
Hungary..................................         98.9-100.0%      5,600            2,200                 -
Czech Republic...........................         99.9-100.0%          -            3,300                 -
                                                                 -------           ------               ---
  Total consolidated.....................                        421,700           26,300               200
                                                                 =======           ======               ===
NON-CONSOLIDATED COMPANIES:
Germany (Primacom)(2)....................               25.0%      5,400           18,900                 -
Malta....................................               50.0%          -            4,900                 -
                                                                 -------           ------               ---
  Total non-consolidated.................                          5,400           23,800                 -
                                                                 =======           ======               ===
Total....................................                        427,100           50,100               200
                                                                 =======           ======               ===

SUMMARY OPERATING DATA 2000

    The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                              AS AT JUNE 30, 2000
                         ----------------------------------------------------------------------------------------------
                                UPC           HOMES IN                  TWO WAY                                 DIRECT
                              PAID-IN         SERVICE       HOMES        HOMES        BASIC         BASIC      TO HOME
                             OWNERSHIP          AREA        PASSED     PASSED(1)   SUBSCRIBERS   PENETRATION    (DTH)
                         -----------------   ----------   ----------   ---------   -----------   -----------   --------
MULTI-CHANNEL TV:

  CONSOLIDATED COMPANIES:
  Norway...............              100.0%     529,000      469,200      84,500      330,300        70.4%           -
  Sweden...............              100.0%     770,000      421,600     228,200      248,700        59.0%           -
  Belgium..............              100.0%     530,000      152,100     152,100      123,500        81.2%           -
  France...............               92.0%   2,460,400    1,111,500     230,500      381,500        34.3%           -
  The Netherlands......              100.0%   2,541,700    2,431,900   1,953,900    2,253,200        92.7%           -
  Austria..............               95.0%   1,080,900      910,500     867,300      478,500        52.6%           -
  Poland...............              100.0%   1,950,000    1,793,400           -    1,038,300        57.9%     378,200
  Hungary..............         98.9-100.0%   1,001,100      775,600     216,400      569,100        73.4%           -
  Czech Republic.......         99.9-100.0%     868,800      777,400      17,700      356,600        45.9%           -
  Romania..............          51.0-70.0%     509,300      395,900           -      260,300        65.7%           -
  Slovak Republic......         95.0-100.0%     417,800      295,900           -      244,300        82.6%           -
                                             ----------   ----------   ---------    ---------                  -------
    Total
      consolidated.....                      12,659,000    9,535,000   3,750,600    6,284,300                  378,200
                                             ==========   ==========   =========    =========                  =======
NON-CONSOLIDATED COMPANIES:
Germany (Primacom)(5)..               25.1%   1,422,800    1,422,800      30,500      919,600        64.6%           -
Israel.................               46.6%     660,000      623,300     388,700      437,300        70.2%           -
Malta..................               50.0%     177,000      176,000           -       79,400        45.1%           -
                                             ----------   ----------   ---------    ---------                  -------
  Total
    non-consolidated...                       2,259,800    2,222,100     419,200    1,436,300                        -
                                             ==========   ==========   =========    =========                  =======
  Total................                      14,918,800   11,757,100   4,169,800    7,720,600                  378,200
                                             ==========   ==========   =========    =========                  =======

                                                                  AS AT JUNE 30, 2000
                                            ---------------------------------------------------------------
                                               UPC            SUBSCRIBERS                   LINES
                                             PAID-IN    ------------------------   ------------------------
                                            OWNERSHIP   RESIDENTIAL   BUSINESSES   RESIDENTIAL   BUSINESSES
                                            ---------   -----------   ----------   -----------   ----------
CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  Norway..................................     100.0%       7,800           100        8,600        3,000
  France..................................      92.0%      24,200             -       24,900          500
  The Netherlands.........................     100.0%     101,200           200      119,700       13,000
  Austria.................................      95.0%      67,300         1,100       68,800        3,100
                                                          -------       -------      -------       ------
    Total cable telephony.................                200,500         1,400      222,000       19,600
                                                          =======       =======      =======       ======

NON-CABLE TELEPHONY

  CONSOLIDATED COMPANIES:
  The Netherlands(6)......................      80.0%      28,800         8,300            -            -
  Mundi Telecom...........................      51.0%       3,500         2,900            -            -
  Czech Republic(3).......................     100.0%       3,600             -        3,600            -
  Hungary (Monor)(3)......................      98.7%      65,100         3,400       67,200        6,600
                                                          -------       -------      -------       ------
    Total non-cable telephony.............                101,000        14,600       70,800        6,600
                                                          -------       -------      -------       ------
    Total.................................                301,500        16,000      292,800       26,200
                                                          =======       =======      =======       ======

                                                                  AS AT JUNE 30, 2000
                                            ---------------------------------------------------------------
                                                                                          3RD PARTY
                                               UPC            SUBSCRIBERS             ISP SUBSCRIBERS(4)
                                             PAID-IN    ------------------------   ------------------------
                                            OWNERSHIP   RESIDENTIAL   BUSINESSES   RESIDENTIAL   BUSINESSES
                                            ---------   -----------   ----------   -----------   ----------
INTERNET

  CONSOLIDATED COMPANIES:
  Norway..................................     100.0%       7,000          200            -            -
  Sweden..................................     100.0%      18,500            -            -            -
  Belgium.................................     100.0%      11,500            -            -            -
  France..................................      92.0%       7,000            -            -            -
  The Netherlands.........................     100.0%     101,600        2,000       15,500          200
  Austria.................................      95.0%      63,000        2,600            -            -
  Hungary.................................     100.0%         500            -            -            -
                                                          -------       ------       ------          ---
    Total consolidated....................                209,100        4,800       15,500          200
                                                          =======       ======       ======          ===

  NON-CONSOLIDATED COMPANIES:
  Germany (Primacom)(5)...................      25.1%         200            -            -            -
                                                          -------       ------       ------          ---
    Total non-consolidated................                    200            -            -            -
                                                          -------       ------       ------          ---
    Total.................................                209,300        4,800       15,500          200
                                                          =======       ======       ======          ===

SUMMARY OPERATING DATA 2000 AND 2001

RESIDENTIAL RGU'S (7)

    The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                            TOTAL RGU'S
                                                             -----------------------------------------
                                                             AS OF JUNE 30, 2001   AS OF JUNE 30, 2000
                                                             -------------------   -------------------
Norway.....................................................         369,500               345,100
Sweden.....................................................         299,000               267,200
Belgium....................................................         142,400               135,000
France.....................................................         499,700               412,700
The Netherlands............................................       2,684,000             2,471,500
The Netherlands--Alkmaar...................................          44,000                     -
The Netherlands (Uniport Carrier Select)(6)................               -                28,800
Austria....................................................         737,900               608,800
Germany--EWT/TSS...........................................         589,100                     -
Poland.....................................................       1,413,000             1,416,500
Hungary....................................................         765,300               634,700
Czech Republic.............................................         410,500               360,200
Romania....................................................         288,800               260,300
Slovak Republic............................................         326,400               244,300
Mundi(8)...................................................               -                 3,500
                                                                  ---------             ---------
  Total consolidated.......................................       8,569,600             7,188,600
                                                                  =========             =========

SUMMARY OPERATING DATA 2000 AND 2001 (CONTINUED)

(1) Two way homes passed represents the number of homes passed where customers can request and receive an installation of a two-way addressable set top and "normal' customer services (e.g. the service is launched, customers are billed and normal service activity is available).

(2) Statistics of Primacom are as of March 31, 2001.

(3) Hungary (Monor) and Czech Republic offer traditional telephony service.

(4) Internet subscribers who are not served by CHELLO BROADBAND.

(5) Statistics of Primacom are as of December 31, 1999.

(6) UTH owned 80% of Uniport as of March 31, 2000. UTH sold its 100% owned business of Uniport in April 2001.

(7) RGU's is the sum of Basic Cable, Digital, Residential Internet, Residential Telephony and DTH subscribers.

(8) In 2001, Mundi Telecom subscribers are included in PRIORITY TELECOM.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits--none

(b)  Reports on Form 8-K filed during the Quarter

DATE FILED                 DATE OF EVENT                     ITEM REPORTED
----------                 -------------   --------------------------------------------------
June 1, 2001               May 29, 2001    Item 5--Announcement of completion of the
                                           placement with Liberty of a convertible loan.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001           UNITED PAN-EUROPE COMMUNICATIONS N.V.

                                By:           /s/ CHARLES H.R. BRACKEN
                                     -----------------------------------------
                                                Charles H.R. Bracken
                                        BOARD OF MANAGEMENT MEMBER AND CHIEF
                                          FINANCIAL OFFICER (AND PRINCIPAL
                                                ACCOUNTING OFFICER)

                                             Date: August 14, 2001