Form 10-Q
period 2001-09-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2001-11-14
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-25365

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(Exact name of Registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	98-0191997 (I.R.S. Employer Identification No.)
Boeing Avenue 53, Schiphol Rijk, The Netherlands (Address of principal executive offices)	1119 PE (Zip code)

Registrant's telephone number, including area code: (31) 20-778-9840

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's common stock as of November 14, 2001 was:

443,417,525 ordinary shares A, including
shares represented by American Depository Receipts

UNITED PAN-EUROPE COMMUNICATIONS N.V.

TABLE OF CONTENTS

Page Number
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
Consolidated Balance Sheets of September 30, 2001 (Unaudited) and December 31, 2000	1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)	2
Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30, 2001 (Unaudited)	3
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	4
Notes to the Consolidated Financial Statements (Unaudited)	6
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3—Quantitative and Qualitative Disclosure About Market Risk	46
PART II—OTHER INFORMATION
Item 5—Other Information	50
Item 6—Exhibits and Reports on Form 8-K	56

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of Euros, except share and per share amounts)

(Unaudited)

	As of September 30, 2001	As of December 31, 2000
ASSETS:
Current assets
Cash and cash equivalents	893,756	1,590,230
Restricted cash	5,526	421
Subscriber receivables, net of allowance for doubtful accounts of 79,034 and 57,108, respectively	94,148	151,977
Costs to be reimbursed by affiliated companies	14,163	12,459
Other receivables, including related party receivables of nil and 5,140, respectively	84,368	155,212
Inventory	130,885	127,813
Prepaid expenses and other current assets	121,558	82,475

Total current assets	1,344,404	2,120,587
Other investments	30,387	105,063
Investments in and advances to affiliated companies	250,712	685,288
Property, plant and equipment, net	3,682,323	3,581,539
Goodwill and other intangible assets, net	4,544,526	5,119,892
Deferred financing costs, net	156,793	178,113
Derivative assets	334,822	–
Other assets	26,273	11,889

Total assets	10,370,240	11,802,371

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current liabilities
Accounts payable, including related party payables of 1,891 and 762, respectively	302,537	579,060
Accrued liabilities	508,817	583,351
Subscriber prepayments and deposits	149,782	100,696
Short-term debt	39,255	51,860
Current portion of long-term debt	25,893	17,832

Total current liabilities	1,026,284	1,332,799
Long-term debt	9,342,998	8,078,269
Other long-term liabilities	152,185	46,801

Total liabilities	10,521,467	9,457,869

Commitments and contingencies (see Note 10)
Minority interests in subsidiaries	588,972	831,132
Shareholders' deficit (As adjusted for stock split, see Note 11)
Priority stock, 1.0 par value, 300 shares authorized, 300 and 300 shares issued, respectively	–	–
Series 1 convertible preference stock, class A common stock, 1.0 par value, 12,400 shares, authorized, 12,400 and 12,400 shares issued and outstanding, respectively	1,474,718	1,392,251
Ordinary stock, 1.0 par value, 1,000,000,000 shares authorized, 443,417,525 and 441,246,729 shares issued and outstanding, respectively	443,418	441,247
Additional paid-in capital	2,769,358	2,800,234
Deferred compensation	(63,610)	(87,945)
Accumulated deficit	(5,330,897)	(3,110,627)
Other cumulative comprehensive income	(33,186)	78,210

Total shareholders' deficit	(740,199)	1,513,370

Total liabilities and shareholders' deficit	10,370,240	11,802,371

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of Euros, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Service and other revenue	342,444	257,877	1,033,385	695,466
Operating expense	(221,013)	(179,020)	(724,878)	(476,726)
Selling, general and administrative expense	(166,809)	(171,984)	(460,808)	(419,871)
Depreciation and amortization	(262,437)	(187,396)	(767,979)	(477,261)
Impairment and restructuring charges	(38,345)	–	(348,680)	–

Net operating loss	(346,160)	(280,523)	(1,268,960)	(678,392)
Interest income	17,275	8,377	44,886	30,506
Interest expense	(222,853)	(176,783)	(688,174)	(484,465)
Provision for loss on investments	(375,923)	–	(375,923)	–
Foreign exchange gain (loss) and other income (expense), net	227,378	(153,653)	118,925	(277,605)

Net loss before income taxes and other items	(700,283)	(602,582)	(2,169,246)	(1,409,956)
Share in results of affiliated companies	(45,673)	(40,638)	(107,723)	(71,696)
Minority interests in subsidiaries	34,805	4,606	111,473	7,096
Income tax benefit (expense)	(292)	(889)	(529)	(475)

Net loss before cumulative effect of change in accounting principle	(711,443)	(639,503)	(2,166,025)	(1,475,031)
Cumulative effect of change in accounting principle	–	–	35,349	–

Net loss	(711,443)	(639,503)	(2,130,676)	(1,475,031)

Basic net loss attributable to common shareholders (See Note 14)	(741,515)	(639,503)	(2,220,270)	(1,475,031)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle(1)	(1.67)	(1.46)	(5.11)	(3.38)

Basic and diluted net loss per ordinary share(1)	(1.67)	(1.46)	(5.03)	(3.38)

Weighted-average number of ordinary shares outstanding(1)	442,994,524	438,812,857	441,829,327	436,973,545

(1)
As adjusted for stock splits. See Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Stated in thousands of Euros, except share and per share amounts)

(Unaudited)

			Series 1 Convertible Class A Preference stock
	Priority Stock				Ordinary Stock
							Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)(1)
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2000	300	–	12,400	1,392,251	441,246,729	441,247	2,800,234	(87,945)	(3,110,627)	78,210	1,513,370
Deferred compensation expense related to stock options, net	–	–	–	–	–	–	(17,874)	17,874	–	–	–
Amortization of deferred compensation	–	–	–	–	–	–	–	6,461	–	–	6,461
SAB 51 loss on subsidiary's issuance of shares	–	–	–	–	–	–	(12,617)	–	–	–	(12,617)
Issuance of shares	–	–	–	–	2,170,796	2,171	(385)	–	–	–	1,786
Capital tax on preference stock	–	–	–	(7,127)	–	–	–	–	–	–	(7,127)
Accrual of Dividend on Series 1 Convertible Preferred Stock	–	–	–	85,466	–	–	–	–	(85,466)	–	–
Accretion of Discount of Series 1 Convertible Preferred Stock	–	–	–	4,128	–	–	–	–	(4,128)	–	–
Unrealized loss on investments	–	–	–	–	–	–	–	–	–	(30,934)	(30,934)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	(26,752)	(26,752)
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	(53,710)	(53,710)
Net loss	–	–	–	–	–	–	–	–	(2,130,676)	–	(2,130,676)

Total comprehensive loss	–	–	–	–	–	–	–	–	–	–	(2,242,072)

Balance, September 30, 2001	300	–	12,400	1,474,718	443,417,525	443,418	2,769,358	(63,610)	(5,330,897)	(33,186)	(740,199)

(1)
As of December 31, 2000, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 59,789 and unrealized gain on investments of 18,421. As of September 30, 2001, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 6,078, unrealized loss on investments of (12,512) and fair value of derivative assets of (26,752).

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of Euros)

(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	(2,130,676)	(1,475,031)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	767,979	477,261
Amortization of deferred financing costs	30,867	11,019
Impairment and restructuring charges	348,680	–
Provision for loss on investments	375,923	–
Accretion of interest expense	218,796	196,302
Share in results of affiliated companies	107,723	71,696
Compensation expense (income) related to stock options	290	(30,850)
Minority interests in subsidiaries	(111,473)	(7,096)
Exchange rate differences in loans	(26,140)	251,581
Cumulative effect of change in accounting principle	(35,349)	–
Gain on derivative assets	(104,187)	–
Other	(34,422)	9,870
Changes in assets and liabilities:
Decrease (increase) in receivables	86,593	(113,070)
Increase in inventories	(3,016)	(52,490)
Decrease (increase) in other non-current assets	25	(57,147)
Increase (decrease) in other current liabilities	(300,201)	187,987
Increase (decrease) in deferred taxes and other long-term liabilities	342	(26,567)

Net cash flows from operating actvities	(808,246)	(556,535)

Cash flows from investing activities:
Restricted cash deposited, net	(5,105)	–
Investment in securities, net	–	(44,538)
Investments in and advances to affiliated companies, net of repayments	(26,576)	(315,383)
Capital expenditures	(650,534)	(1,092,562)
Acquisitions, net of cash acquired	(22,892)	(1,387,630)

Net cash flows from investing activities	(705,107)	(2,840,113)

Cash flows from financing activities:
Proceeds from issuance of shares	1,786	–
Proceeds from senior notes	–	1,594,161
Proceeds from short-term borrowings	6,202	1,005,440
Proceeds from long-term borrowings	1,609,353	455,432
Deferred financing costs	(12,712)	(59,722)
Repayments of long-term and short-term borrowings	(787,272)	(442,487)

Net cash flows from financing activities	817,357	2,552,824

Effect of exchange rates on cash	(478)	344

Net decrease in cash and cash equivalents	(696,474)	(843,480)
Cash and cash equivalents at beginning of period	1,590,230	1,025,460

Cash and cash equivalents at end of period	893,756	181,980

The accompanying notes are an integral part of these consolidated financial statements.

	For the Nine Months Ended September 30,
	2001	2000
Non-cash investing and financing activities:
Unrealized loss (gain) on investments and derivative assets	57,685	(206,308)

Issuance of warrants	–	121,010

Conversion of Stjärn Seller's Note	–	120,067

Supplemental cash flow disclosures:
Cash paid for interest	(455,066)	(259,300)

Cash received for interest	39,082	26,238

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

    United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc. ("United")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December 1997, United acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of United (subject to certain employee equity incentive compensation arrangements). Subsequently in February 1999, UPC had its initial public offering. As of September 30, 2001, United owns 53.09% of UPC. Through its broadband communications networks or services in 17 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution, which comprises the local operating systems, provides video, telephony and internet services for residential customers. UPC Media comprises the internet access and converging internet content and programming businesses. Priority Telecom focuses on providing network solutions to the business customer.

    The following chart presents a summary of the Company's significant investments as of September 30, 2001.

	UPC's Ownership
Distribution:
Austria:
Telekabel Group	95.0%
Belgium:
UPC Belgium	100.0%
Czech Republic:
KabelNet	100.0%
Kabel Plus	99.9%
France:
Médiaréseaux S.A	92.0%	(1)
Germany:
EWT/TSS Group	51.0%	(2)
PrimaCom AG ("PrimaCom")	25.0%
Hungary:
UPC Magyarorszag	100.0%
Monor Telefon Tarsasag Rt. ("Monor")	98.9%
The Netherlands:
UPC Nederland	100.0%
Alkmaar	100.0%

Distribution (Continued):
Norway:
UPC Norge AS ("UPC Norge")	100.0%
Sweden:
UPC Sweden	100.0%
Slovak Republic:
Trnavatel	95.0%
Kabeltel	100.0%
UPC Slovensko s.r.o.	100.0%
Romania:
Eurosat	51.0%
AST Romania	70.0%
Poland:
UPC Polska, Inc ("UPC Polska")	100.0%
Media:
Pan-European:
chello broadband N.V. ("chello")	100.0%	(3)
Ireland:
Tara Televison Limited	80.0%
U.K./Central Europe:
UPC Broadcast Centre Ltd. ("UPC Broadcast Centre")	100.0%
Spain:
Iberian Programming Services ("IPS")	50.0%
United Kingdom:
Xtra Music Ltd	50.0%
The Netherlands:
UPC Programming B.V. ("UPCtv")	100.0%
Czech/Slovak/Hungary:
UPC Direct Programming B.V	100.0%
Poland:
Wizja TV B.V	100.0%
Other:
SBS Broadcasting SA ("SBS")	23.5%

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Organization and Nature of Operations (Continued)

	UPC's Ownership
Priority Telecom:
Priority Telecom N.V. ("Priority Telecom")	87.0%	(4)
Priority Wireless:
Priority Wireless AG ("Priority Wireless")	100.0%
Investments:
Israel:
Tevel Israel International Communications Ltd. ("Tevel")	46.6%
Malta:
Melita Cable TV P.L.C. ("Melita")	50.0%

(1)
UPC owns 92.0% of Médiaréseaux S.A. through its 100.0% owned subsidiary UPC France.

(2)
UPC owns 51.0% of EWT/TSS Group through its 51.0% owned subsidiary UPC Germany GmbH.

(3)
chello is in the process of issuing to United approximately 5,674,586 ordinary shares B in consideration for the transfer of rights from United to chello necessary to eliminate United's territorial restrictions on chello's business. Subsequent to the issuance of the ordinary shares B to United, UPC will own approximately 86.7% of chello, including the issued shares owned by the chello Foundation, which is approximately 76.9% diluted for the stock options in the chello Foundation.

(4)
UPC owns approximately 65.1% of Priority Telecom's issued and outstanding ordinary shares. UPC also owns 100% of the class A shares and of the convertible shares.

2.  Summary of Significant Accounting Policies

Risks and Uncertainties

    The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephony and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2003, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation and amortization expense. In order for the Company to achieve consolidated operating profitability and positive operating cash flows, the Company's business plan calls for substantial growth in the number of subscribers that will use these new services. Management believes that the Company can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such subscriber growth is not achieved, management believes access to sources of capital will be sufficient to satisfy future cash needs. This growth requires the availability of capital resources that are sufficient to fund expected capital expenditures. Management's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investments.

Strategic Review

    In July UPC engaged a strategic consultant to review its current and long-term strategic plan for all segments of the business. The final conclusions are currently being prepared and will be presented to UPC's Supervisory Board for consideration in due course. As a result of this strategic review and the related decisions taken by the Supervisory Board, further reorganization of UPC's business might occur and significant charges for asset impairments and various restructuring measures may be recorded. UPC intend to conclude this project by the end of the year.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform with current period presentation.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling interest through the ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in Publicly Traded Securities Accounted for Under the Equity Method

    UPC evaluates its investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" ("SAB 59"). Under APB 18, a loss in value of an investment accounted for under the equity method which is other than a temporary decline should be recognized as a realized loss, establishing a new carrying value for the investment. Factors the Company considers in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and the intent and ability of the Company to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.

Accounting Change

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 35.3 million and a cumulative increase to Other Comprehensive Income ("OCI") of 36.7 million. The increase to income was attributable to a loss of approximately 36.7 million reclassified from OCI for the value of certain warrants held by the Company, which are derivatives and are not designated as a hedging instrument, and income of approximately 72.0 million related to gains associated with cross currency swaps held by the Company, which do not qualify as hedging instruments as defined by SFAS 133. UPC uses derivative instruments to manage exposures to foreign currency and interest rate risks.

New Accounting Principles

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged.

    Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be tested for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

    SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company expects to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill and other intangible assets. While the Company has not yet determined what the impact will be on its financial position and results of operations, it is possible that a substantial cumulative effect adjustment may be required.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of." While it supersedes APB Opinion 30 "Reporting the Results of operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

    SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS 144 will have a material impact on its results of operations or its financial position.

3.  Acquisitions

Eneco K&T Group

    In March 2000, UPC acquired the Eneco K&T Group ("K&T"), the cable interests of ENECO N.V., for consideration of 1,046.3 million, including the repayment to ENECO N.V. and the assumption of debt from K&T to ENECO N.V. of 225.6 million. The acquisition was accounted for under purchase accounting. Effective March 31, 2000, UPC began consolidating its investment in K&T.

Pro Forma Information

    The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2000 gives effect to UPC's acquisition of K&T as if this acquisition had occurred at the beginning of the period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date.

	For the Nine Months Ended September 30, 2000
	Historical	Pro Forma
	(In thousands of Euros)
Service and other revenue	695,466	712,710

Net loss	(1,475,031)	(1,524,019)

Weighted-average number of ordinary shares outstanding	436,973,545	436,973,545

Basic and diluted net loss per ordinary share	(3.38)	(3.49)

Announcement of Merger with PrimaCom

    On March 29, 2001, UPC announced an agreement with PrimaCom to merge its German assets, including EWT/TSS and the TeleColumbus option, as well as its Alkmaar subsidiary located in the

Netherlands, with those of PrimaCom. The TeleColumbus option expired at the end of August 2001 and no longer forms part of the discussions. UPC's interest in EWT is held through its 51% owned subsidiary, UPC Germany. Due to changes in market conditions, the transactionis currently being re-evaluated. UPC's carrying value of the assets subject to discussion in this proposed transaction, amounting to 939.1 million, is significantly greater than the fair value of the consideration that could be received should the PrimaCom transaction be completed. As a result, a transaction resulting from these discussions would result in UPC Germany recording a significant write-down upon closing of any such transaction.

Announcement of Polish DTH Merger

    On August 10, 2001, UPC and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish direct-to-home ("DTH") satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In the merger agreements, UPC Polska agreed to contribute its Polish and United Kingdom DTH assets to TKP, the Polish subsidiary of Canal+, and fund a maximum of 30.0 million in the form of a note receivable from TKP at closing. For this, UPC Polska will receive a 25% ownership interest in TKP and 150.0 million in cash. As part of this transaction, through a carriage agreement, Canal+ Polska premium channel will also be available on UPC's Polska's cable network. TKP will be managed and controlled by Canal+, who will own 75%. UPC will own the remaining 25%. For accounting purposes, TKP will be deemed the acquirer. UPC Polska's investment in the merged companies will be recorded at fair value as of the date of the transaction. UPC Polska's carrying value of the Polish DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write down at the date the transaction is consummated. On November 13, 2001, the Company received the regulatory approval necessary for merger completion, which, subject to certain formal judicial registrations, is anticipated to close by December 31, 2001. UPC will deconsolidate the DTH operations upon closure of the merger.

Public Offering Priority Telecom

    On September 5, 2001, the General Meeting of Shareholders of Priority Telecom approved the conversion of 109,144,190 ordinary shares, with a nominal value of Euro 0.10 each, as held by UPC, into 2,728,605 class A shares with a nominal value of Euro 4.00 each.

    On September 27, 2001, Priority Telecom listed its 3,986,519 issued and outstanding ordinary shares on the Euronext Amsterdam ("Euronext"). The ordinary shares available for free float at listing represent approximately 15% of the issued and outstanding ordinary shares of Priority Telecom. The listing involves all of Priority Telecom's ordinary shares. In addition Priority Telecom has 2,728,605 class A shares issued and outstanding, which are currently held by UPC and are not included in the listing.

    Priority Telecom has issued 5,327 series 1 convertible shares and 273 series 2 convertible shares to UPC, for an aggregate purchase price of approximately 364 million. The purchase price is comprised of 174 million in cash and the conversion of 190 million accreted value of shareholder loans from UPC outstanding at September 30, 2001, into convertible shares.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Impairment and Restructuring Charges

    During the second quarter of 2001, UPC's management identified indicators of possible impairment of long-lived assets, principally Indefeasible Rights of Use ("IRU's") and related goodwill, within its CLEC subsidiary, Priority Telecom. Such indicators include significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal Global Communications ("Cignal"), in the way that certain assets from the Cignal acquisition would be used within Priority Telecom.

    UPC changed its strategic plans for using within Priority Telecom certain assets acquired in the Cignal transaction because of reduced levels of private equity funding activity for CLEC businesses and a decision by UPC to complete a public offering of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In 2001, using the strategic plan prepared for contemplated financing, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting a write-down of tangible assets, related goodwill and other impairment charges of 319.0 million for the nine months ended September 30, 2001.

    Priority Telecom recorded restructuring and other impairment charges in connection with operations in Spain and other countries of 10.3 million for the nine months ended September 30, 2001.

    A subsidiary of UPC has impaired the value of DTH boxes leased to certain former customers for which the recovery of the value of the boxes is unlikely. The amount of the impairment is based on the number of disconnected customers, to whom the DTH boxes were rented, decreased by the number of collected boxes and multiplied by the net book value of the box at the end of the corresponding period. The amount of impairment charges for the nine months ended September 30, 2001, were 19.4 million.

5.  Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

	As of September 30, 2001
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(78,194)	12,216	–	42,800
Melita	12,748	–	(2,834)	749	–	10,663
Xtra Music	14,039	–	(7,220)	347	–	7,166
IPS	10,065	(2,742)	9,554	6,544	–	23,421
SBS	261,999	–	(71,155)	28,721	(114,618)	104,947
PrimaCom	345,096	–	(63,615)	–	(261,305)	20,176
Other, net	54,689	(707)	(12,001)	(442)	–	41,539

Total	812,914	(8,949)	(225,465)	48,135	(375,923)	250,712

    Based on analyses performed by UPC using the quantitative and qualitative factors as described in Note 2, Investment in Publicly Traded Securities Accounted for Under the Equity Method, UPC recorded a provision for loss on its investments in SBS and PrimaCom for 114.6 million and 261.3 million, respectively, as of September 30, 2001. The provision has been separately presented under Provision for Loss on Investments, in the accompanying statement of operations.

6.  Other Investments

Marketable Equity Securities of United, at Fair Value

    As a result of the UPC Acquisition, a subsidiary of UPC acquired 6,338,302 of United's Class A common shares, as adjusted for United's 2:1 stock split in November 1999, valued at fair market value of 30.3 million as of December 11, 1997. In November 1998, UPC sold 769,062 shares. As of September 30, 2001, the fair value of the remaining 5,569,240 shares was 12.2 million, resulting in a cumulative unrealized loss of 12.5 million as of September 30, 2001.

7.  Property, Plant and Equipment

	As of September 30, 2001	As of December 31, 2000
	(In thousands of Euros)
Cable distribution networks	3,354,652	3,089,342
Subscriber premises equipment and converters	633,386	440,015
DTH, MMDS and distribution facilities	223,836	218,568
IT systems, office equipment and fixtures	294,256	250,918
Buildings and leasehold improvements	163,820	132,092
Other	90,900	61,636

	4,760,850	4,192,571
Accumulated depreciation	(1,078,527)	(611,032)

Property, plant and equipment, net	3,682,323	3,581,539

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Goodwill and Other Intangible Assets

	As of September 30, 2001	As of December 31, 2000
	(In thousands of Euros)
UPC Nederland	1,375,926	1,713,365
UPC Polska	1,048,832	1,024,469
UPC Germany	896,171	951,990
UPC Sweden	385,772	418,828
Priority Telecom	446,485	363,215
UPC NV	210,593	208,540
Telekabel Group	181,084	180,200
UPC France	166,497	176,639
UPC Magyarorszag	145,479	141,264
UPC Czech Republic	104,651	102,488
Priority Wireless	107,286	108,020
UPC Norge	75,658	72,427
Other	134,269	96,838

	5,278,703	5,558,283
Accumulated amortization	(734,177)	(438,391)

Goodwill and other intangible assets, net	4,544,526	5,119,892

9.  Long-Term Debt

	As of September 30, 2001	As of December 31, 2000
	(In thousands of Euros)
July 1999 Notes	1,744,376	1,567,212
October 1999 Notes	1,171,532	1,059,174
January 2000 Notes	1,878,735	1,761,130
UPC Distribution Bank Facility	2,974,896	2,395,998
UPC Bridge Facility	–	750,000
Exchangeable Loan	955,638	–
@Entertainment Notes	368,845	323,275
DIC loan	53,593	55,359
Other	221,276	183,953

	9,368,891	8,096,101
Less current portion	(25,893)	(17,832)

Total	9,342,998	8,078,269

    The increase in the July 1999 Notes, October 1999 Notes, January 2000 Notes, as well as the UPC Distribution Bank Facility, is partly due to the adoption of SFAS 133. Under SFAS 133, the fair value of the derivative assets as of September 30, 2001, amounting to 334.8 million (including both the fair value of the foreign currency portion and the interest portion of the swaps), has been recorded as an asset on the balance sheet. Of this amount, 185.8 million has been added to the carrying value of the related long-term debt resulting from the fluctuations in exchange rates subsequent to the initial borrowings. All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss.

Exchangeable Loan

    In May 2001, UPC completed a placement with Liberty Media Corp. ("Liberty") of USD 1,225.0 million 6% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan"), receiving proceeds of USD 856.8 million (Euro 1.0 billion). Liberty has the right to exchange the notes, which were issued by a wholly-owned subsidiary of UPC, into ordinary shares of UPC under certain circumstances at USD 6.85 per share after May 29, 2002. The Exchangeable Loan is expected to be transferred to United as part of a transaction between Liberty and United.

    The principal terms of the Exchangeable Loan are as follows:

  •
  Exchangeable at any time into UPC ordinary shares at USD 6.85 per share.

  •
  Callable in cash at any time in the first year at 100% plus accrued interest. Not callable until May 29, 2004; thereafter, callable at descending premiums in cash, ordinary shares or a combination (at UPC's option) at any time prior to May 29, 2007.

  •
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

  •
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

UPC Distribution Bank Facility

    In October 2000, UPC closed a 4.0 billion operating and term loan facility ("UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and German operations. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%–4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling 2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and triple play by UPC's existing cable companies, excluding Polish and German operations. Additional availability is linked to certain performance tests. As is customary for a financing of this nature, there are certain financial covenants and restrictions on UPC's cable companies' ability to make dividends and/or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. UPC was in compliance with these covenants at September 30, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At September 30, 2001, approximately 3.0 billion was outstanding under this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million, the remainder of the facility is denominated in Euros. Concurrent with the closing, UPC entered into cross currency and interest rate swaps, pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was effectively changed into a 408.1 million obligation until November 29, 2002. In addition UPC entered into an interest rate swap in respect of 1,725 million to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003. Effectively, the entire USD tranche has been swapped in Euros.

DIC Loan

    In November 1998, a subsidiary of DIC loaned UPC USD 90.0 million (89.4 million) to acquire interests in the Israeli and Maltese systems. The original loan from DIC matured in November 2000 and was secured by UPC's pledge of its ownership interest in the Israeli system. In connection with the loan from DIC, UPC granted the Discount Group, its partner in the Israeli system, an option to acquire USD 90.0 million (89.4 million), plus accrued interest, of ordinary shares A at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire USD 45.0 million (44.7 million), plus accrued interest, of ordinary shares A at a price equal to the 30-day average closing price of UPC's ordinary shares A on the Stock Market of Amsterdam Exchanges, or the initial public offering price, whichever is higher. At UPC's initial public offering, DIC exercised the first option and acquired 4,675,962 ordinary shares A. UPC repaid USD 45.0 million (44.7 million) of the loan, plus accrued interest, with proceeds from the option exercise. The other option was exercisable until September 30, 2000. In October 2000, the remaining USD 45.0 million loan was refinanced by a two-year convertible note for the amount of 55.0 million at an annual interest of 10%. UPC also extended, through September 30, 2002, the DIC's option to convert the note to UPC shares at the average of the close price in the last 30 trading days before the conversion date.

10. Commitments and Contingencies

Leases

    UPC has entered into various short- and long-term agreements with third parties, varying in term from 3 to 15 years, for IRU's on fiber optic cable as well as for operational leases. Under these agreements UPC has commitments for discounted future minimum lease payments, and for operation and maintenance charges, which total approximately 16.4 million as of September 30, 2001.

    A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. At the end of September 2001, these leases had an aggregate maximum commitment of approximately USD 209.0 million (228.4 million) over the next nine years.

    UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The remaining term of the agreement is 134 months, with a minimum aggregate total cost of approximately USD 101.3 million (110.7 million) payable in monthly installments based on capacity used.

Programming, Broadcast and Exhibition Rights

    A subsidiary of UPC has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its digital direct-to-home ("DTH") and cable systems. At September 30, 2001, these agreements had an aggregate minimum commitment of approximately USD 206.0 million (225.2 million) over the next nine years.

Purchase Options

    In October 2000, UPC acquired, through its subsidiary, UPC Germany, 100% of EWT for a preliminary purchase price of 238.4 million in cash and 49% of UPC Germany. In the third quarter of 2001, the purchase price was finalized and the Company recorded the necessary adjustments to the initial purchase price allocation to reflect this settlement. Under the UPC Germany Shareholders Agreement, the 49% shareholder has an option to put his interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its 10.6 million shares or the equivalent value of cash on such date. If the option is not exercised, upon its expiration, the 49% shareholder has the right to demand that UPC contribute cash and/or other assets (including stock) to UPC Germany equal to approximately 358.8 million, representing the remainder of UPC's contribution obligation to UPC Germany.

    The minority shareholders in UPC Romania V.O.F. have exercised the option as stated in the general Partnership Agreement of UPC Romania Holding V.O.F. The option requires the Company to purchase all of their partnership interests at the sale date, being December 31, 2001, for a consideration of approximately USD 20.8 million (22.7 million), which is payable before February 15, 2002.

Litigation and Claims

    UPC has received a notice, purporting to exercise certain option rights of the former Cignal shareholders. However, those option rights no longer exist since they had been granted for the event that no initial public offering of Priority Telecom would take place prior to October 1, 2001. Since a successful initial public offering of Priority Telecom has been completed prior to that date, the notice is not effective and UPC will disregard it.

    The Company is currently engaged in arbitration proceedings in France. A minority shareholder in the Company's subsidiary, Médiaréseaux S.A., has instituted arbitration proceedings under ICC Rules alleging breach of contract under a certain Business Combination Agreement dated December 15, 1999 and entered into between, inter alia, the Company and Intercomm France CVOHA ("ICH"). As part of the arbitration proceedings, ICH obtained an attachment of the shares held by UPC France Holding B.V. in Médiaréseaux S.A. The Company is vigorously defending the attachment and the arbitration proceedings and has filed appropriate counter claims.

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

    In November 2000, Priority Telecom acquired Cignal through a merger and exchange offer, resulting in recognition of a SAB 51 gain by UPC. In the stock-based deal, Priority Telecom acquired 100% of Cignal in exchange for a 16% interest in Priority Telecom valued at USD 200.0 million. As part of the transaction, the CLEC operations of UPC Distribution companies have been spun-off to Priority Telecom. As of December 31, 2000, the separation process was not complete and, accordingly, the SAB 51 gain and the minority interest recorded by the Company as of December 31, 2000, were based on information available at that time. Upon finalization of the spin-off in the third quarter of 2001, the final SAB 51 gain was calculated, resulting in a decrease of 12.6 million to the preliminary amount.

    As of September 30, 2001, the Company has negative equity of 740.2 million.

12. Segment and Geographic Information

    The Company's business has historically been derived from cable television. Commencing in 1998, the Company began launching telephony and internet services over parts of its upgraded network. The Company is managed internally as three primary divisions, UPC Distribution, UPC Media and Priority Telecom. In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution focuses on providing cable television, DTH, internet and telephony services to residential customers and is comprised of the local operating systems. chello broadband serves as the internet access provider and was, in February 2001, combined with the programming businesses led by UPCtv under one management team as UPC Media. Priority Telecom is focused on providing services to business customers. Corporate, IT and Other relates primarily to centralized activities which support multiple platforms/services.

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment and Geographic Information (Continued)

    A summary of the segment information by geographic area is as follows:

	Revenue for the Three Months Ended September 30, 2001
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Inter- company	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	1,271	–	1,271
UPCtv	–	–	–	–	3,804	–	(1,808)	1,996
chello broadband	–	–	18,260	–	–	–	(17,923)	337
Priority Telecom	–	53,403	–	–	–	–	(20,085)	33,318
Priority Wireless	–	–	–	–	–	–	–	–
Distribution:
The Netherlands	62,072	18,644	23,461	–	–	12,088	(12,857)	103,408
Austria	21,500	11,289	12,829	–	–	1,952	(2,750)	44,820
Belgium	3,772	–	2,307	–	–	–	–	6,079
Czech Republic	7,956	188	376	2,579	1,131	838	(1,131)	11,937
Norway	12,284	1,828	2,424	–	–	529	(622)	16,443
Hungary	16,182	7,176	1,071	3,114	1,442	–	(1,443)	27,542
France	14,655	6,124	2,013	–	–	(287)	953	23,458
Poland	20,351	–	503	15,745	16,654	–	(15,952)	37,301
Sweden	8,136	–	2,846	–	–	206	(89)	11,099
Germany	12,795	11	15	–	–	1,008	–	13,829
Other	8,838	–	185	549	452	9	(427)	9,606

Total	188,541	98,663	66,290	21,987	23,483	17,614	(74,134)	342,444

	Revenue for the Three Months Ended September 30, 2000
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Inter- company	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	–	–	–
UPCtv	–	–	–	–	2,405	–	(543)	1,862
chello broadband	–	–	8,790	–	–	–	(8,684)	106
Priority Telecom	–	3,436	–	–	–	–	–	3,436
Priority Wireless	–	–	–	–	–	–	–	–
Distribution:
The Netherlands	57,539	29,159	11,397	–	–	232	–	98,327
Austria	21,102	8,481	7,230	–	–	–	–	36,813
Belgium	4,301	394	1,232	–	–	–	–	5,927
Czech Republic	6,647	258	95	–	–	581	–	7,581
Norway	12,189	1,011	813	–	–	–	–	14,013
Hungary	11,950	5,561	108	186	–	3	–	17,808
France	14,490	2,521	690	–	–	–	–	17,701
Poland	18,782	–	–	15,818	16,217	–	(15,940)	34,877
Sweden	8,199	63	1,726	–	–	–	–	9,988
Germany	–	–	–	–	–	–	–	–
Other	8,177	–	–	41	–	1,220	–	9,438

Total	163,376	50,884	32,081	16,045	18,622	2,036	(25,167)	257,877

	Revenue for the Nine Months Ended September 30, 2001
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Inter- company	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	3,379	–	3,379
UPCtv	–	–	–	–	10,238	–	(4,374)	5,864
chello broadband	–	–	48,551	–	–	–	(46,877)	1,674
Priority Telecom	–	183,337	–	–	–	–	(50,132)	133,205
Priority Wireless	–	–	–	–	–	–	–	–
Distribution:
The Netherlands	184,748	51,447	58,681	–	–	30,657	(31,289)	294,244
Austria	63,377	33,236	36,034	–	–	5,836	(8,069)	130,414
Belgium	11,514	–	6,827	–	–	–	–	18,341
Czech Republic	24,082	613	893	6,777	2,879	1,823	(2,879)	34,188
Norway	37,015	5,334	6,449	–	–	1,583	(1,920)	48,461
Hungary	46,085	19,690	2,329	7,394	4,029	–	(4,030)	75,497
France	45,553	16,764	5,497	–	–	1,151	–	68,965
Poland	63,468	–	1,100	52,051	54,586	–	(52,348)	118,857
Sweden	25,248	–	7,876	–	–	872	(545)	33,451
Germany	36,798	32	40	–	–	2,099	–	38,969
Other	25,740	–	476	1,608	1,221	18	(1,187)	27,876

Total	563,628	310,453	174,753	67,830	72,953	47,418	(203,650)	1,033,385

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment and Geographic Information (Continued)

	Revenue for the Nine Months Ended September 30, 2000
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Inter- company	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	–	–	–
UPCtv	–	–	–	–	3,602	–	(543)	3,059
chello broadband	–	–	21,452	–	–	–	(21,231)	221
Priority Telecom	–	8,795	–	–	–	–	–	8,795
Priority Wireless	–	–	–	–	–	–	–	–
Distribution:
The Netherlands	157,874	69,628	25,577	–	–	595	–	253,674
Austria	62,326	23,429	19,271	–	–	–	–	105,026
Belgium	11,978	1,021	3,135	–	–	–	–	16,134
Czech Republic	18,959	756	95	–	–	2,351	–	22,161
Norway	36,555	2,266	1,791	–	–	–	–	40,612
Hungary	35,217	16,185	236	186	–	10	–	51,834
France	43,617	6,720	1,743	–	–	–	–	52,080
Poland	54,442	–	–	38,491	44,202	–	(42,749)	94,386
Sweden	24,701	297	4,158	–	–	–	–	29,156
Germany	–	–	–	–	–	–	–	–
Other	16,155	–	–	41	–	2,132	–	18,328

Total	461,824	129,097	77,458	38,718	47,804	5,088	(64,523)	695,466

	Adjusted EBITDA for the Three Months Ended September 30, 2001
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	(21,849)	(21,849)
UPCtv	–	–	–	–	(16,943)	–	(16,943)
chello broadband	–	–	(9,475)	–	–	–	(9,475)
Priority Telecom	–	(32,021)	–	–	–	–	(32,021)
Priority Wireless	–	–	–	–	–	(1,757)	(1,757)
Distribution:
The Netherlands	35,110	(6,514)	2,808	–	–	(12,146)	19,258
Austria	9,501	663	3,270	–	–	(339)	13,095
Belgium	2,067	–	378	–	–	2	2,447
Czech Republic	2,798	29	26	160	(607)	336	2,742
Norway	3,826	(985)	(434)	–	–	(76)	2,331
Hungary	5,001	3,296	(110)	377	(1,001)	–	7,563
France	(2,931)	(3,242)	(1,568)	–	–	(1,247)	(8,988)
Poland	814	–	(662)	(199)	(5,995)	(15)	(6,057)
Sweden	3,126	–	(101)	–	–	(206)	2,819
Germany	6,730	–	(197)	–	–	(195)	6,338
Other	3,060	–	199	(182)	39	547	3,663

Total	69,102	(38,774)	(5,866)	156	(24,507)	(36,945)	(36,834)

	Adjusted EBITDA for the Three Months Ended September 30, 2000
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	(38,563)	(38,563)
UPCtv	–	–	–	–	(15,502)	–	(15,502)
chello broadband	–	–	(33,397)	–	–	(407)	(33,804)
Priority Telecom	–	(6,024)	–	–	–	–	(6,024)
Priority Wireless	–	–	–	–	–	(3,592)	(3,592)
Distribution:
The Netherlands	28,416	(13,697)	(8,464)	–	–	(4,099)	2,156
Austria	10,371	(1,289)	513	–	–	–	9,595
Belgium	1,259	96	(1,738)	–	–	–	(383)
Czech Republic	707	12	61	(4,287)	–	251	(3,256)
Norway	4,677	(2,753)	(636)	–	–	(106)	1,182
Hungary	4,038	3,083	(602)	(3,456)	–	3	3,066
France	3,850	(6,289)	(2,488)	–	–	8	(4,919)
Poland	400	–	(297)	(953)	(11,385)	(178)	(12,413)
Sweden	2,757	(1,022)	(1,785)	–	–	(99)	(149)
Germany	–	–	–	–	–	–	–
Other	4,431	(653)	1,979	–	(343)	636	6,050

Total	60,906	(28,536)	(46,854)	(8,696)	(27,230)	(46,146)	(96,556)

	Adjusted EBITDA for the Nine Months Ended September 30, 2001
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	(74,995)	(74,995)
UPCtv	–	–	–	–	(47,300)	–	(47,300)
chello broadband	–	–	(48,282)	–	–	–	(48,282)
Priority Telecom	–	(79,452)	–	–	–	–	(79,452)
Priority Wireless	–	–	–	–	–	(2,679)	(2,679)
Distribution:
The Netherlands	97,039	(18,097)	(5,307)	–	–	(36,506)	37,129
Austria	27,420	2,877	7,870	–	–	1,209	39,376
Belgium	5,108	–	(661)	–	–	3	4,450
Czech Republic	8,948	15	(414)	(177)	(1,518)	838	7,692
Norway	11,944	(3,621)	(1,917)	–	–	224	6,630
Hungary	15,433	9,889	(681)	(215)	(2,892)	–	21,534
France	(2,799)	(11,023)	(4,919)	–	–	530	(18,211)
Poland	4,104	–	(3,742)	(5,609)	(26,047)	(15)	(31,309)
Sweden	8,833	(82)	(1,991)	–	–	(494)	6,266
Germany	20,969	(24)	(541)	–	–	(1,073)	19,331
Other	9,397	–	422	(1,633)	107	(483)	7,810

Total	206,396	(99,518)	(60,163)	(7,634)	(77,650)	(113,441)	(152,010)

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment and Geographic Information (Continued)

	Adjusted EBITDA for the Nine Months Ended September 30, 2000
	Cable Television	Telephony	Internet/ Data	DTH	Programming	Corporate, IT & Other	Total
	(In thousands of Euros)
Corporate	–	–	–	–	–	(83,578)	(83,578)
UPCtv	–	–	–	–	(35,702)	–	(35,702)
chello broadband	–	–	(94,503)	–	–	(1,638)	(96,141)
Priority Telecom	–	(15,846)	–	–	–	–	(15,846)
Priority Wireless	–	–	–	–	–	(7,489)	(7,489)
Distribution:
The Netherlands	78,011	(34,533)	(19,979)	–	–	(8,640)	14,859
Austria	32,699	(4,732)	1,017	–	–	–	28,984
Belgium	4,232	(169)	(4,261)	–	–	–	(198)
Czech Republic	2,987	48	61	(4,339)	–	882	(361)
Norway	13,990	(8,970)	(2,440)	–	–	(233)	2,347
Hungary	11,855	8,929	(2,731)	(3,536)	–	10	14,527
France	10,538	(15,822)	(6,552)	–	–	(303)	(12,139)
Poland	1,905	–	(297)	(6,560)	(38,644)	(1,377)	(44,973)
Sweden	9,275	(2,804)	(6,290)	–	–	(99)	82
Germany	–	–	–	–	–	–	–
Other	7,526	(1,587)	(1,609)	(59)	(543)	(81)	3,647

Total	173,018	(75,486)	(137,584)	(14,494)	(74,889)	(102,546)	(231,981)

    Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands of Euros)
Adjusted EBITDA	(36,834)	(96,556)	(152,010)	(231,981)
Depreciation and amortization	(262,437)	(187,396)	(767,979)	(477,261)
Stock-based compensation	(8,544)	3,429	(290)	30,850
Impairment and restructuring charges	(38,345)	–	(348,680)	–

Net operating loss	(346,160)	(280,523)	(1,268,959)	(678,392)
Interest income	17,275	8,377	44,886	30,506
Interest expense	(222,853)	(176,783)	(688,174)	(484,465)
Provision for loss on investments	(375,923)	–	(375,923)	–
Foreign exchange gain (loss) and other income (expense), net.	227,378	(153,653)	118,925	(277,605)

Net loss before income taxes and other items	(700,283)	(602,582)	(2,169,245)	(1,409,956)
Share in results of affiliated companies, net	(45,673)	(40,638)	(107,723)	(71,696)
Minority interests in subsidiaries	34,805	4,606	111,473	7,096

Net loss before income tax benefit (expense) and cumulative effect of change in accounting principle	(711,151)	(638,614)	(2,165,495)	(1,474,556)

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment and Geographic Information (Continued)

	Total Assets
	As of September 30, 2001	As of December 31, 2000
	(In thousands of Euros)
Corporate	1,702,907	2,775,411
UPCtv	86,732	70,043
chello broadband	123,523	118,746
Priority Telecom	889,224	519,118
Priority Wireless	114,966	111,300
Distribution:
The Netherlands	2,434,598	2,929,364
Austria	448,595	464,174
Belgium	48,696	46,463
Czech Republic	227,363	231,122
Norway	306,347	319,324
Hungary	374,436	376,722
France	915,520	914,385
Poland	1,213,305	1,316,945
Sweden	392,064	453,231
Germany	939,069	1,044,344
Other	152,895	111,679

Total	10,370,240	11,802,371

13. Comprehensive Income (Loss)

    The components of total comprehensive income (loss) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands of Euros)
Net loss	(711,443)	(639,503)	(2,130,676)	(1,475,031)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(42,725)	(152,644)	(30,934)	(206,308)
Change in fair value of derivative assets	(20,624)	—	(26,752)	—
Change in cumulative translation adjustments	(126,864)	29,346	(53,710)	32,221

Total comprehensive income (loss)	(901,656)	(762,801)	(2,242,072)	(1,649,118)

14. Basic Net Loss Attributable to Common Shareholders

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands of Euros)
Net loss	(711,443)	(639,503)	(2,130,676)	(1,475,031)
Accretion of Series 1 convertible preferred stock	(30,072)	—	(89,594)	—

Basic net loss attributable to common shareholders	(741,515)	(639,503)	(2,220,270)	(1,475,031)

15. Related Party Transactions

Tender Offer for Notes

    On November 7, 2001, Liberty announced the completion of a tender offer for a portion of UPC's July 1999 Senior Notes, UPC's October 1999 Senior Notes and UPC's January 2000 Senior Notes. According to Liberty's press release, Liberty acquired approximately USD 1.4 billion (1.5 billion) principal amount of bonds for total consideration of approximately USD 205.3 million (224.4 million), including accrued interest through November 8, 2001.

16. Subsequent Event

Announcement of closure of Czech Sports Channel

    UPC will end the broadcasting of the paid sports channel Sport 1 in the Czech Republic and Slovakia as of October 31, 2001.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include our ability to complete announced transactions, our ability to secure adequate capital to fund system growth, new business and acquisitions and to manage and grow our newer telephony, digital and internet/data services. We have disclosed estimated adjustments to our financial statements as a result of planned transactions. We also will be subject to new accounting rules that may require write-downs due to impairment of goodwill and other indefinite-lived assets. These adjustments and potential impairment write-downs will be based on underlying fair values of such assets, which are subject to change. These forward- looking statements apply only as of the time of this report and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based. The following discussion and analysis of financial condition and results of operations covers the three and nine months ended September 30, 2001 and 2000, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

Introduction

    We own and operate broadband communications networks or services in 17 countries in Europe and in Israel. Our operations are organized into three principal divisions. UPC Distribution, which comprises our local operating systems, delivers video, telephony and internet services to our residential customers. UPC Media comprises our internet access and converging internet content and programming businesses, which provide their products and services to us, as well as to third parties. Priority Telecom, which targets the business telephony market, is our third principal division. Our subscriber base is the largest of any group of broadband communications networks operated across Europe. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephony, internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. We plan to achieve this goal by increasing the penetration of our new services, such as digital video, telephony and internet.

    Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures. We are still in the process of integrating our acquisitions. We may continue to make select acquisitions that complement our existing assets and operations, although we do not expect these acquisitions to be of the magnitude or frequency of our acquisitions during the last few years. We might also restructure, combining some of our assets with other assets and retain an interest in the combined operations. We may also sell some of our assets in the future or enter into strategic partnerships for the development of our assets.

    The following table summarizes our larger acquisitions since January 1, 2000.

Operating Companies	Interest Acquired	Location	Closing Date	Purchase Price
				(In millions of Euros)
PrimaCom AG	25.0%	Germany	December 1999–March 2000	344.2
SBS	10.2%	pan-European	February 2000	162.5
Intercomm(1)	100%	France	February 2000	100.0
Tebecai	100%	The Netherlands	February 2000	62.2
ElTele Østfold/Vestfold	100%	Norway	March 2000	39.3
Kabel Haarlem B.V	100%	The Netherlands	March 2000	62.2
Eneco K&T Group	100%	The Netherlands	March 2000	1,046.3	(2)
UPC Magyarorszag(3)	20.75%	Hungary	March 2000	63.9
DattelKabel	100%	Czech Republic	July 2000	24.5
EWT/TSS Group(4)	100%	Germany	October 2000	812.1
Cignal Global Communications(5)	100%	United States of America	November 2000	235.7
Alkmaar	100%	The Netherlands	January 2001	49.2

(1)
We acquired 100% of Intercomm France Holding S.A., in exchange for a 8% interest in Médiaréseaux S.A. and 36.0 million in cash.

(2)
Including acquisition of loans to former shareholder.

(3)
We acquired the 20.75% of UPC Magyarorszag, which we did not already own.

(4)
We acquired 100% of EWT/TSS through our subsidiary, UPC Germany, for a purchase price of 238.4 million in cash and 49% of UPC Germany.

(5)
We acquired 100% of Cignal Global Communications in exchange for a 16% interest in our subsidiary Priority Telecom in a stock-based transaction.

Announcement of Merger with PrimaCom

    On March 29, 2001, we announced an agreement with PrimaCom to merge its German assets, including EWT/TSS and the TeleColumbus option, as well as our Alkmaar subsidiary located in the Netherlands, with those of PrimaCom. The TeleColumbus option expired at the end of August 2001 and no longer forms part of the discussions. Our investment in EWT is held through our 51% owned subsidiary, UPC Germany. Due to changes in market conditions, the transaction is currently being re-evaluated. Our carrying value of the assets subject to discussion in this proposed transaction, amounting to 939.1 million, is significantly greater than the fair value of the consideration that could be received should the PrimaCom transaction be completed. As a result, the transaction resulting from these discussions would result in UPC Germany recording a significant write-down upon closing of any such transaction.

Announcement of Polish DTH Merger

    On August 10, 2001, we and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge our respective Polish direct-to-home ("DTH") satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In the merger agreements, one of our subsidiaries agreed to contribute its Polish and United Kingdom DTH assets to TKP, the Polish subsidiary of Canal+, and fund a maximum of 30.0 million in the form of a note receivable from TKP at closing. For this, our subsidiary will receive a 25% ownership interest in TKP and 150.0 million in cash. As part of this transaction, through a carriage agreement, Canal+ Polska premium channel will also be available on our cable network. TKP will be managed and controlled by Canal+, who will own 75%. Our subsidiary will own the remaining 25%. For accounting purposes, TKP will be deemed the acquirer. Our investment in the merged companies will be recorded at fair value as of the date of the transaction. Our carrying value of the Polish DTH assets being contributed may be significantly higher than the determined fair value of our investment in the merged companies if and when the transaction is consummated, leading to a write down at the date the transaction is consummated. On November 13, 2001, we received the regulatory approval necessary for merger completion, which, subject to certain formal judicial registrations, is anticipated to close by December 31, 2001. We will deconsolidate the DTH operations upon closure of the merger.

Strategic Review

    In July we engaged a strategic consultant to review our current and long-term strategic plan for all segments of the business. The final conclusions are currently being prepared and will be presented to our Supervisory Board for consideration in due course. As a result of this strategic review and the related decisions taken by the Supervisory Board, further reorganization of our business might occur and significant charges for asset impairments and various restructuring measures may be recorded. We intend to conclude this project by the end of the year.

Priority Telecom

    On September 27, 2001, Priority Telecom completed its initial public offering. Consequently, Priority Telecom separately announces its results, which are based on Dutch Generally Accepted Accounting Principles compared to US Generally Accepted Accounting Principles, as presented in our financial statements.

Services

    To date, our primary source of revenue has been analog video entertainment services to residential customers. We believe that an increasing percentage of our future revenues will come from telephony, internet and digital video services within the residential market, as well as expanding to the business customer. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect. The introduction of telephony services and internet services had a significant negative impact on our Adjusted EBITDA during 2001, 2000 and 1999. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against the incumbent operator. This negative impact is expected to decline. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur. We believe that our new services will continue to have a negative impact on Adjusted EBITDA due to the one-time costs associated with obtaining customers.

    UPC Distribution—Analog Video and Digital Services.  We currently offer our subscribers a wide choice of pay-tv services. We plan to continue to improve our expanded basic tier offerings by adding new channels and where possible, migrating popular commercial channels into an expanded basic tier service. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres. In many systems, we have introduced impulse pay-per-view services.

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

    UPC Distribution—Voice.  We provide local, national and international long-distance voice telephony services to residential customers. Our operating systems offer a full complement of telephony services to residential customers, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

    UPC Distribution—Internet.  We operate our internet business locally through our operating companies. Our local operating companies provide subscribers with high-speed internet access via their cable modem. We provide subscribers cable-based internet access that is always-on for a flat fee. In 2001, we introduced on a trial basis network monitoring tools. These tools will allow us to comprehensively monitor our stated fair-use policy, and will also enable us to offer more sophisticated products for heavy users.

    UPC Media.  In February 2001, we combined the management of our internet access and content group, chello broadband, and our programming business led by UPCtv, to form a new division, UPC Media. In addition to internet access and pay television, UPC Media will develop interactive services and transactional television for our digital product.

    chello broadband provides our local operating companies and non-affiliated local operators with access to the internet gateway and additional services, such as high-speed connectivity, caching, local language broadband portals, and marketing support, through franchise agreements. To date, substantially all of chello broadband's revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to increase non-affiliated revenue through the chello broadband service in future years. We cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets. At September 30, 2001, chello broadband had approximately 497,000 subscribers, including 33,000 non-UPC affiliates.

    We plan to deploy interactive products which will support our planned digital roll-out across Europe, including, interactive/enhanced television, walled garden, e-commerce and entertainment and internet on the television. We also plan to deploy transactional television services, which include NVOD and VOD. In addition UPCtv has developed and launched eight pay-per-view channels of various genres since May 1999. We have constructed a pan-European digital distribution platform designed for the state of the art production and the digital distribution of our new channels and other signals to our upgraded networks. To date, substantially all of our programming businesses' revenues were subscription-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the media group's service in future years. We cannot predict whether our products and services, will become accepted or profitable in these markets. We believe these businesses will become increasingly inter-dependent and overlapping.

    Priority Telecom.  Priority Telecom offers telephony services to business customers. Services vary per country, covering the range of voice, data, IP and hosting. In the course of 2000, Priority Telecom brought together a separate management team responsible for the provisioning of these services to business customers. At September 30, 2001, Priority Telecom had approximately 7,200 business customers.

Pricing

    UPC Distribution—Analog Video and Digital Services.  We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming. For our digital set-top computer, we may collect a customer deposit as security.

    UPC Distribution—Voice.  Revenue from residential telephony services usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve high-growth from early market entry, we price our telephony service at a discount compared to services offered by incumbent telecommunications operators. Initially, we will also waive or substantially discount installation fees.

    UPC Distribution—Internet.  To date, virtually all of our revenues have been derived from monthly subscription fees. Most local operators have chosen to waive installation charges, although in most instances we collect a customer deposit. Currently, our services are offered to residential subscribers at flat subscription fees. Following the introduction of bandwidth monitoring tools, we anticipate charging tiered pricing levels which more accurately reflect the individual consumption of bandwidth. For business subscribers to services other than our standard broadband internet access services, we generally agree the pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

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

Costs of Operations

    UPC Distribution—Analog Video and Digital Services.  Direct operating costs include the costs of programming, which are variable, based on the number of subscribers. The cost per subscriber is established either by negotiation between us and the program supplier or by rates negotiated by cable associations. Indirect operating costs include franchise fees and operating expenses necessary to provide service to the subscriber. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other operating expenses include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

    UPC Distribution—Voice.  Direct operating costs include interconnection costs. Indirect operating costs include network operations, customer operations and customer care. Interconnection costs are variable based upon usage as determined through negotiated interconnection agreements. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

    UPC Distribution—Internet.  Direct operating costs for our local operating companies include the franchise fee paid to chello broadband for internet access. Indirect operating costs include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead costs.

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

    Priority Telecom.  Operating costs include costs of installation of our customers and costs of ownership and management of our part of the network. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead costs.

    The following table presents an overview of our revenue and Adjusted EBITDA by segment for the three and nine months ended September 30, 2001 and 2000.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2001	2000	2001	2000
	(In thousands of Euros)
Revenue:
UPC Distribution
Cable televison	188,541	163,376	563,628	461,824
Telephony(1)	45,260	29,186	127,116	79,712
Internet	48,030	23,291	126,202	56,006
DTH	21,987	16,045	67,830	38,718
Other	16,343	2,036	44,039	5,088
Intercompany Eliminations	(15,366)	–	(41,824)	–

Total Distribution	304,795	233,934	886,991	641,348
Priority Telecom(1)	53,403	21,698	183,337	49,385
chello broadband	18,260	8,790	48,551	21,452
Programming	23,483	18,622	72,953	47,804
Corporate, IT and Other	1,271	–	3,379	–
Intercompany Eliminations	(58,768)	(25,167)	(161,826)	(64,523)

	342,444	257,877	1,033,385	695,466

Adjusted EBITDA(2):
UPC Distribution
Cable television	69,102	60,906	206,396	173,018
Telephony(1)	(6,753)	(20,520)	(20,066)	(57,540)
Internet	3,609	(13,457)	(11,881)	(43,081)
DTH	156	(8,696)	(7,634)	(14,494)
Other	(13,339)	(3,584)	(35,767)	(9,841)

Total Distribution	52,775	14,649	131,048	48,062
Priority Telecom(1)	(32,021)	(8,016)	(79,452)	(17,946)
chello broadband	(9,475)	(33,397)	(48,282)	(94,503)
Programming	(24,507)	(27,230)	(77,650)	(74,889)
Corporate, IT and Other(3)	(23,606)	(42,562)	(77,674)	(92,705)

	(36,834)	(96,556)	(152,010)	(231,981)

(1)
For the three and nine months ended September 30, 2000, the revenue and Adjusted EBITDA for our CLEC activities in the Netherlands and Austria have been reclassified from UPC Distribution-Telephony to Priority Telecom, which is consistent with the presentation for the three and nine months ended September 30, 2001.

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

(3)
Following the listing of Priority Telecom on September 27, 2001, Corporate, IT and Other includes losses attributable to wireless operations, which were previously recorded with Priority Telecom.

UPC Distribution

  Revenue

    For the three months ended September 30, 2001, revenue from UPC Distribution increased 70.9 million to 304.8 million, from 233.9 million for the three months ended September 30, 2000, a 30.3% increase. Increases of 25.2 million from cable television, 16.1 million from telephony, 24.7 million from internet, and 5.9 million from DTH, were partially offset with a decrease of 1.1 million from other, net of related intercompany eliminations. For the nine months ended September 30, 2001, revenue from UPC Distribution increased 245.6 million to 887.0 million, from 641.3 million for the nine months ended September 30, 2000, a 38.3% increase. Of the increase, 101.8 million is from cable television, 47.4 million is from telephony, 70.2 million is from internet and 29.1 million is from DTH. Other, net of related intercompany eliminations, decreased 2.9 million.

    The increase in cable television revenue of 25.2 million for the three months ended September 30, 2001, is due to increased subscribers from our acquisition of EWT (Germany), which we included in our consolidated results effective October 1, 2000, as well as increased average revenue per basic cable subscriber and organic subscriber growth. Cable television revenue from EWT included in our consolidated results for the three months ended September 30, 2001, totaled 12.8 million, compared to nil for the three months ended September 30, 2000. The increase in cable television revenue of 101.8 million for the nine months ended September 30, 2001, is also due to increased subscribers from acquisitions, as well as increased revenue per average basic cable subscriber and organic subscriber growth. Cable television revenue from K&T (the Netherlands), which we include in our consolidated results effective March 31, 2000 and EWT included in our consolidated results for the nine months ended September 30, 2001, totaled 85.7 million, compared to 18.6 million for the nine months ended September 30, 2000.

    The increase in telephony revenue of 16.1 million and 47.4 million for the three and nine months ended September 30, 2001, respectively, primarily relates to organic subscriber growth. Residential telephony subscribers increased 127.8%, from approximately 348,600 at September 30, 2000 to approximately 445,600 at September 30, 2001.

    The increase in internet revenue of 24.7 million and 70.2 million for the three and nine months ended September 30, 2001, respectively, primarily relates to organic subscriber growth. Internet subscribers increased 74.7%, from approximately 272,600 at September 30, 2000 to approximately 476,200 at September 30, 2001. We continued to increase subscriber penetration in systems where we had launched internet services prior to January 1, 2000. In addition, we launched internet in the second half of 2000 in other systems, including Poland, Hungary and the Czech Republic. The acquisition of K&T also contributed to increased internet revenue. Internet revenue from K&T included in our consolidated results for the three months ended September 30, 2001, totaled 4.5 million, compared to 1.9 million for the three months ended September 30, 2000. Internet revenue from K&T included in our consolidated results for the nine months ended September 30, 2001, totaled 10.1 million, compared to 2.7 million for the nine months ended September 30, 2000.

    The increase in DTH revenue of 5.9 million and 29.1 million for the three and nine months ended September 30, 2001, respectively, primarily relates to organic subscriber growth. DTH subscribers increased from approximately 395,000 at September 30, 2000 to approximately 413,000 at

September 30, 2001. In the second half of 2000, we launched DTH service in our systems in Hungary, the Czech Republic and the Slovak Republic, leveraging off our existing DTH platform in Poland.

    The increase in other revenue of 14.3 million and 39.0 million for the three and nine months period ended September 30, 2001, respectively, primarily relates to revenue recognized for the provision of network related services to Priority Telecom. UPC Distribution and Priority Telecom have entered into agreements for the provision by UPC Distribution of network, maintenance and operations services. This intercompany revenue eliminates in our consolidated results.

  Adjusted EBITDA

    For the three months ended September 30, 2001, Adjusted EBITDA from UPC Distribution increased 38.1 million to 52.8 million, from 14.6 million for the three months ended September 30, 2000, a 260.3% increase. Of the increase, 8.2 million is from cable television, 13.8 million is from telephony, 17.1 million is from internet and 8.9 million is from DTH. These increases were partially offset by a decrease of 9.8 million in other. For the nine months ended September 30, 2001, Adjusted EBITDA from UPC Distribution increased 83.0 million to 131.0 million, from 48.1 million for the nine months ended September 30, 2000, a 172.7% increase. Of the increase, 33.4 million is from cable television, 37.5 million is from telephony, 31.2 million is from internet and 6.9 million is from DTH. These increases were partially offset by a decrease of 25.9 million in other.

    The increase in cable television Adjusted EBITDA of 8.2 million for the three months ended September 30, 2001 is due to our acquisition of EWT (Germany) and organic subscriber growth, which has allowed us to realize economies of scales. Cable television Adjusted EBITDA from EWT included in our consolidated results for the three months ended September 30, 2001, totaled 6.7 million, compared to nil for the three months ended September 30, 2000. The increase in cable television Adjusted EBITDA of 33.4 million for the nine months ended September 30, 2001 is primarily due to our acquisition of K&T (the Netherlands) and EWT (Germany). Cable television Adjusted EBITDA from K&T and EWT included in our consolidated results for the nine months ended September 30, 2001, totaled 51.0 million, compared to 18.4 million for the nine months ended September 30, 2000.

    The improvement of telephony Adjusted EBITDA of 13.8 million and 37.5 million for the three and nine months ended September 30, 2001, respectively, and the improvement of internet Adjusted EBITDA of 17.1 million and 31.2 million for the three and nine months ended September 30, 2001, respectively, primarily relates to organic subscriber growth, which has allowed us to realize economies of scale. In addition, we have realized costs savings from continued integration and restructuring of operations, as well as lower start-up costs.

    The increase in DTH Adjusted EBITDA of 8.9 million and 6.9 million for the three and nine months ended September 30, 2001, respectively, relates to positive Adjusted EBITDA from our systems in Hungary and Czech Republic, as they gained subscribers, which allowed us to realize economies of scales. The increase in DTH Adjusted EBITDA of Poland is due to lower marketing and customer acquisition costs for both the three and nine months period.

    The decrease in other Adjusted EBITDA of 9.8 million and 25.9 million for the three months and nine months ended September 30, 2001, respectively, primarily relates to start-up costs for our digital services in the Netherlands and Austria. The negative impact on Adjusted EBITDA of digital services is partially offset by positive Adjusted EBITDA recognized for the provision of the network related services to Priority Telecom. We are in the early stages of offering our digital product in the Netherlands, Austria, Norway and Sweden, and are incurring costs related to sales and marketing, training and customer care for our digital services. Adjusted EBITDA associated with our digital services in the Netherlands and Austria for the three and nine months ended September 30, 2001 was 13.3 million and 40.8 million, respectively.

Priority Telecom

  Revenue

    For the three months ended September 30, 2001, revenue from Priority Telecom increased 31.7 million to 53.4 million, from 21.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, revenue from Priority Telecom increased 134.0 million to 183.3 million, from 49.4 million for the nine months ended September 30, 2000. The increase in revenue of 31.7 million for the three months ended September 30, 2001, is primarily due to the acquisition of Cignal and to a lesser extent organic subscriber growth. The increase in revenue of 134.0 million for the nine months ended September 30, 2001, is due to acquisitions of Cignal and K&T and to subscriber growth. In November 2000, we completed the acquisition of Cignal and began consolidating its operations. In addition, UPC Distribution acquired K&T and began consolidating its results effective March 31, 2000. Cignal revenue included in the consolidated revenue of Priority Telecom for the three and nine months ended September 30, 2001, totaled 12.0 million and 54.0 million, respectively.

  Adjusted EBITDA

    For the three months ended September 30, 2001, Adjusted EBITDA from Priority Telecom decreased 24.0 million to a negative 32.0 million, from a negative 8.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, Adjusted EBITDA from Priority Telecom decreased 61.5 million to a negative 79.5 million, from a negative 17.9 million for the nine months ended September 30, 2000. The decrease in Adjusted EBITDA of 24.0 million and 61.5 million for the three and nine months ended September 30, 2001, respectively, relates primarily to the acquisition of Cignal. In addition, Priority Telecom incurred costs for the development and launch of products within its markets that were carved out from existing operations in the Netherlands, Austria, Norway and Sweden.

chello broadband

  Revenue

    For the three months ended September 30, 2001, revenue from chello broadband increased 9.5 million to 18.3 million, from 8.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, revenue from chello broadband increased 27.1 million to 48.6 million, from 21.5 million for the nine months ended September 30, 2000. The increase in revenue of 9.5 million and 27.1 million for the three and nine months ended September 30, 2001, respectively, is primarily due to increased internet subscribers. We continued to increase internet subscribers in UPC Distributions' systems, which have a franchise agreement with chello broadband. In addition, UPC Distribution launched chello broadband's services in Poland and Hungary in the second half of 2000.

    In general, chello broadband receives 40% of subscription-based revenue for its services from the local operator. Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for three months ended September 30, 2001 and 2000 were 17.9 million and 8.7 million, respectively. Intercompany revenues for the nine months ended September 30, 2001 and 2000 were 46.9 million and 21.2 million, respectively.

  Adjusted EBITDA

    For the three months ended September 30, 2001, Adjusted EBITDA from chello broadband improved 23.9 million to a negative 9.5 million, from a negative 33.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, Adjusted EBITDA from chello broadband improved 46.2 million to a negative 48.3 million, from a negative 94.5 million for the nine months ended September 30, 2000. The improvement in Adjusted EBITDA of 23.9 million and 46.2 million for the three and nine months ended September 30, 2001, respectively, primarily relates to continued subscriber growth, as well as decreased start-up and development costs, and cost efficiencies from the integration and restructuring of operations.

Programming

  Revenue

    For the three months ended September 30, 2001, revenue from our programming businesses increased 4.9 million to 23.5 million, from 18.6 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, revenue from our programming businesses increased 25.1 million to 73.0 million, from 47.8 million for the nine months ended September 30, 2000. The increase in revenue of 4.9 million and 25.1 million for the three and nine months ended September 30, 2001, respectively, relates to revenue from our Polish, Hungarian and Czech programming, as well as increased revenue from UPCtv. UPCtv provides programming to our distribution companies as well as to non-UPC video service companies. Our Central and Eastern Europe sports channels were launched in the second half of 2000 and also contributed to the increase in revenue.

    In general, programming revenue relates to programming provided to UPC Distribution. Intercompany revenues are eliminated in our consolidated operating results. Intercompany revenues for the three months ended September 30, 2001 and 2000 were 20.8 million and 16.5 million, respectively. Intercompany revenues for the nine months ended September 30, 2001 and 2000 were 64.9 million and 43.3 million, respectively.

  Adjusted EBITDA

    For the three months ended September 30, 2001, Adjusted EBITDA from our programming business improved 2.7 million to a negative 24.5 million, from a negative 27.2 million for the three months ended September 30, 2000. The improvement in Adjusted EBITDA of 2.7 million for the three months ended September 30, 2001, primarily relates to improved EBITDA from our central European programming, which is due to economies of scale and increase in subscriber base compared to 2000. For the nine months ended September 30, 2001, Adjusted EBITDA from our programming business decreased 2.8 million to a negative 77.7 million, from a negative 74.9 million for the nine months ended September 30, 2000. The decrease in Adjusted EBITDA of 2.8 million for the nine months ended September 30, 2001, primarily relates to costs related to the development of our pay tv business and transactional television.

Corporate, IT and Other

  Adjusted EBITDA

    For the three months ended September 30, 2001, Adjusted EBITDA from corporate, IT and other improved 19.0 million to a negative 23.6 million, from a negative 42.6 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, Adjusted EBITDA from corporate, IT and other improved 15.0 million to a negative 77.7 million, from a negative 92.7 million for the nine months ended September 30, 2000. Adjusted EBITDA for corporate, IT and other includes costs of our corporate functions, such as corporate development, investor relations, finance, legal, regulatory, human resources and marketing. Adjusted EBITDA for corporate, IT and other also includes costs related to the development and roll-out of our pan-European financial and customer care systems. Other costs included in corporate, IT and other include development costs, such as costs related to the development of our digital set-top computer, and investigation of new technologies, such as NVOD, voice-over IP telephony and satellite. Other Adjusted EBITDA from Priority Wireless operations, which were previously recorded with Priority Telecom, included in our consolidated results for the three and nine months ended September 30, 2001, totaled negative 1.8 million and negative 2.7 million, respectively, compared to negative 3.6 million and negative 7.5 million, for the three and nine months ended September 30, 2000.

Depreciation and Amortization

    During the three months ended September 30, 2001, our depreciation and amortization expense increased 75.0 million to 262.4 million, from 187.4 million for the three months ended September 30, 2000, a 40.0% increase. During the nine months ended September 30, 2001, our depreciation and amortization expense increased 290.7 million to 768.0 million, from 477.3 million for the nine months ended September 30, 2000, a 60.9% increase. Of this increase, approximately 30.2 million and 74.4 million for the three months and nine months, respectively, relates to increased amortization expense for goodwill created in connection with acquisitions in 2000. Depreciation expense also increased due to the acquisitions that closed during 2000, which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Impairment and Restructuring Charges

    During the three and nine month period ended September 30, 2001, impairment charges increased 38.3 million and 348.7 million, respectively. During the second quarter of 2001, we identified indicators of possible impairment of long-lived assets, principally IRU's and related goodwill, within our CLEC subsidiary, Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition would be used within Priority Telecom. We have changed our strategic plans for using within Priority Telecom certain assets acquired in the Cignal transaction because of reduced levels of private equity funding activity for CLEC businesses and our decision to complete a public offering of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When we and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In 2001, using the strategic plan prepared for contemplated financing, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write-down of tangible assets, related goodwill and other impairment charges of 19.0 million and 319.0 million for the three and nine months ended September 30, 2001, respectively. In addition to the Cignal write-down, restructuring and other impairment charges relating to Priority Telecom, were 10.3 million for both the three and nine months ended September 30, 2001. One of our subsidiaries has impaired the value of DTH boxes leased to certain former customers for which the recovery of the value of the boxes is unlikely. The amount of the impairment is based on the number of disconnected customers, to whom the DTH boxes were rented, decreased by the number of collected boxes and multiplied by the net book value of the box at the end of the corresponding period. The amount of impairment charges for these DTH boxes for the three and nine months ended September 30, 2001, were 9.1 million and 19.4 million, respectively.

Interest Income

    During the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, interest income increased 8.9 million to 17.3 million, from 8.4 million, a 106.0% increase. During the nine months ended September 30, 2001 as compared to the nine months ended

September 30, 2000, interest income increased 14.4 million to 44.9 million, from 30.5 million, a 47.2% increase. The increase is due to a higher average cash balance during the three and nine months ended September 30, 2001, mainly resulting from our drawdown of the UPC Bridge Facility and the UPC Distribution Bank Facility and the preference shares issuance in December 2000, and from the proceeds of our Exchangeable Loan in May 2001.

Interest Expense

    During the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, interest expense increased 46.1 million to 222.9 million, from 176.8 million, a 26.1% increase. During the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, interest expense increased 203.7 million to 688.2 million, from 484.5 million, a 42.0% increase. The increase in 2001 is primarily due to our borrowings under the UPC Distribution Bank Facility, the Exchangeable Loan and the UPC Bridge Facility. A significant amount of our interest expense in 2001 relates to accretion on our discount notes, which are not currently cash pay.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands of Euros)
Cash Current Pay:
Bank	(59,913)	(33,835)	(218,002)	(77,507)
Senior Notes	(74,975)	(74,346)	(220,042)	(210,591)
Other	–	(1,346)	–	(10,737)

	(134,888)	(109,527)	(438,044)	(298,835)

Non-Cash Accretion:
Discount Notes	(67,804)	(59,445)	(198,875)	(164,391)
Exchangeable Loan	(14,742)	–	(19,921)	–
Redeemed DIC Loan	–	(3,881)	–	(9,134)
New DIC Loan	(169)	–	(507)	–
Deferred Financing	(5,250)	(3,930)	(30,827)	(12,105)

	(87,965)	(67,256)	(250,130)	(185,630)

Total Interest Expense	(222,853)	(176,783)	(688,174)	(484,465)

Provision for Loss on Investments

    We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with APB 18 and SAB 59. Under APB 18, a loss in value of an investment accounted for under the equity method which is other than a temporary decline should be recognized as a realized loss, establishing a new carrying value for the investment. Factors we consider in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and the intent and our ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Based on our analyses of specific quantitative and qualitative factors as of September 30, 2001, we determined the decline in market value of SBS and PrimaCom to be other than temporary, and as a result we recorded a write down of our investments in SBS and PrimaCom, amounting to 114.6 million and 261.3 million, respectively, for both the three and nine months ended September 30, 2001.

Foreign Exchange Gain (Loss) and Other Income (Expense)

    The net loss from foreign exchange gain (loss) and other income (expense) decreased 381.0 million from a loss of 153.7 million for the three months ended September 30, 2000 compared to a gain of 227.4 million for the three months ended September 30, 2001. During the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, the net loss from foreign exchange and other decreased 396.5 million to a gain of 118.9 million from a loss of 277.6 million. The decrease for the three-month period ended September 30, 2001, is mainly due to a foreign exchange gain of 171.1 million and a gain of 64.6 million relating to the valuation of the derivative assets in connection with the adoption of SFAS 133. The decrease for the nine month period ended September 30, 2001, is to due a gain of 103.6 million relating to the valuation of the derivative assets in connection with the adoption of SFAS 133, and due to a gain of 17.3 million as foreign exchange from the decreased value of the US dollar against the Euro.

Cumulative effect of Accounting Change

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 35.3 million and a cumulative increase to Other Comprehensive Income ("OCI") of 36.7 million. The increase to income was attributable to a loss of approximately 36.7 million reclassified from OCI for the value of certain warrants held by the Company, which are derivatives and are not designated as a hedging instrument, and income of approximately 72.0 million related to gains associated with the cross currency swaps which are held by the Company, which do not qualify as hedging instruments as defined by SFAS 133. We use derivative instruments to manage exposures to foreign currency and interest rate risks.

Share in Results of Affiliated Companies, Net

    For the three months ended September 30, 2001, our share in net losses of affiliated companies increased 5.0 million to 45.7 million, from 40.6 million for the three months ended September 30, 2000, a 12.4% increase. During the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, our share in net losses of affiliated companies increased 36.0 million to 107.7 million, from 71.7 million for the nine months ended September 30, 2000, a 50.2% increase. The increase for both the three and nine months ended September 30, 2001, was primarily due to increased losses from our investments in SBS, PrimaCom and Tevel.

Statements of Cash Flows

    We had cash and cash equivalents of 893.8 million as of September 30, 2001, an increase of 711.8 million from 182.0 million as of September 30, 2000.

Cash Flows from Operating Activities

    During the nine months ended September 30, 2001, net cash flow used in operating activities was 808.2 million compared to a use of 556.5 million for the comparable period in 2000. This increase in cash flow used for operating activities was primarily related to continued costs incurred for the development and introduction of our new services, as well as an unwind of our current liabilities.

Cash Flows from Investing Activities

    We used 705.1 million of net cash flow in investing activities during the nine months ended September 30, 2001, compared to 2,840.1 million for the nine months ended September 30, 2000. During the period ended September 30, 2001, we acquired Alkmaar for 22.9 million, net of cash acquired and made a net investment in affiliates of 26.6 million. Capital expenditures represented 650.5 million, excluding approximately 3.0 million relating to increased inventory, that once placed in service will be transferred to property, plant and equipment.

    During the nine months ended September 30, 2000, cash was used principally for acquisitions, including K&T, for 1,046.3 million, net of cash acquired, UPC Magyaroszag for 63.9 million, net of cash acquired, Tebecai for 62.2 million, net of cash acquired, Haarlem for 62.2 million, net of cash acquired, and other acquisitions totaling 153.0 million, net of cash acquired. Capital expenditures represented 1,092.6 million. During this period we made a net investment in affiliates of 315.4 million, including our acquisitions of an additional 10.5% interest in SBS for 162.5 million, shares in PrimaCom for 123.6 million and other investments in affiliates of 29.3 million. We also made a net investment in securities of 44.5 million.

Cash Flows from Financing Activities

    We had 817.4 million of cash flows from financing activities during the nine months ended September 30, 2001, compared to 2,552.8 million for nine months ended September 30, 2000. The principal source of cash was a 6% Exchangeable Loan from Liberty amounting to 1,000 million and a drawdown of 600.0 million from the UPC Distribution Bank Facility. We paid down the UPC Bridge Facility of 750.0 million and 37.3 million of various long and short-term debt facilities.

    The principal source of cash for the nine months ended September 30, 2000, was net proceeds from our senior notes and discount notes offering in January 2000 of 1,594.2 million. Additional sources of cash were from long-term and short-term borrowings of 455.4 million and 1,005.4 million, respectively. Long-term borrowings included borrowings under the UPC Senior Credit Facility of 281.4 million, 148.0 million under the France Facility, and other borrowings of 26.0 million. We used proceeds of 231.4 million from the New A2000 Facility to pay off the existing A2000 Facilities. We had additional proceeds from short-term debt of 774.0 million, including 32.9 million from the GelreVision facility, 500.0 million from the new UPC Bridge Loan, and 227.4 million under the UPC Corporate Facility. We paid down other long-term and short-term loans of 211.1 million. During the nine months ended September 30, 2000 we incurred deferred financing costs of 59.7 million.

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

Liquidity and Capital Resources

    Historically, we have financed our operations and acquisitions primarily from:

  •
  cash contributed by United upon our formation,

  •
  debt financed at the UPC corporate level and project debt financed at the operating company level,

  •
  equity raised in our initial public offering and secondary offering of ordinary shares and private offering of convertible preference shares,

  •
  debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes,

  •
  proceeds from in our May 2001 of Exchangeable Loan, and

  •
  operating cash flow.

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

Amsterdam Exchange—Negative Equity

    As of September 30, 2001 we have negative shareholders equity. This does not affect the fundamentals of our business and is a function of the significant capital investment with correspondingly high depreciation and amortization charges, typical of the telecommunications industry. Upon occurrence of the event, we promptly reported this deficit to the Euronext. It is expected that the Euronext will put our shares on the so called "penalty bench" until such moment that we returned to positive shareholders equity and will remove our shares from the AEX index after three months. This would not, however, result in a delisting of our shares. We believe that this trading measure should not have an impact on our business operations.

    In accordance with article 108A, book 2 of the Dutch Civil Code, we will address the issue of negative equity at the next general shareholders' meeting.

Nasdaq National Market Listing Requirements

    Our ordinary shares A are traded in the form of American Depositary Shares on the Nasdaq National Market under the symbol "UPCOY." Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. The minimum bid applicable to us for continued listing has been USD 1.00.

    On September 27, 2001, Nasdaq announced a suspension of the minimum bid requirements for continued listing. The suspension of these requirements will remain in effect until at least January 2, 2002. After that date, we are not certain whether Nasdaq will re-institute the minimum bid requirements for continued listing on the market.

    On August 16, 2001, our stock began trading below the USD 1.00 minimum bid price and has not traded above USD 1.00 to date. We will not be considered deficient in our continued listing requirements with Nasdaq while the suspension of the requirement remains in effect. Should Nasdaq reinstate the minimum bid requirement and if our shares continue to trade below that minimum bid requirement, we would potentially be subject to having our ADSs no longer eligible for trading on Nasdaq's National Market.

Sources of Capital

    We had 893.8 million of unrestricted cash and cash equivalents on hand as of September 30, 2001. In 2000, we raised approximately 7.6 billion, and gained access to an additional 2.8 billion from a combination of banks, bonds and equity markets. We intend to continue to access these sources of capital, as well as other less traditional sources including vendor financing, equity partners, and leasing structures. We may also obtain funds from strategic partnerships and the sale of assets.

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

    In January 2000, UPC Nederland, refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and a one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    At the end of March 2000 we were provided with a fully committed 2.0 billion stand-by revolving credit facility. UPC and certain subsidiaries guarantee the facility. We repaid the 750 million borrowed on this facility in May 2001 with the proceeds of the Exchangeable Loan, described below.

    On April 7, 2000, Médiaréseaux refinanced its existing debt and the existing debt of Videopole and RCF with a 250 million bridge facility. The refinancing of the Rhone Vision Cable Credit Facility with this facility was completed in the fourth quarter of 2000. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In connection with the Eneco K&T acquisition, UPC Nederland received a short-term bridge loan of 500 million secured with guarantees of certain of our Dutch assets. Drawdowns of the UPC Bridge Loan refinanced certain existing inter-company loans from UPC N.V. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

    In October 2000, we closed a 4.0 billion operating and term loan facility ("The UPC Distribution Bank Facility"). The facility is guaranteed by existing cable operating companies, excluding Polish and

German operations. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%-4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling 2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and the triple play strategy by our existing cable companies, excluding Polish and German operations. Additional availability is linked to certain performance tests. As is customary for a financing of this nature, there are certain financial covenants and restrictions on our cable companies' ability to make dividends and/or other payments to us, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. We were in compliance with these covenants at September 30, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At September 30, 2001, approximately 3.0 billion was outstanding under this facility. Subsequent to September 30, 2001, we have drawn an additional 185.0 million on this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million, the remainder of the facility is denominated in Euros. Concurrent with the closing, we entered into cross currency and interest rate swaps, pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was effectively changed into a 408.1 million obligation until November 29, 2002. In addition, we entered into an interest rate swap in respect of 1,725 million to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003. Effectively, the entire USD tranche has been swapped in Euros.

    In December 2000, we sold 1.43 billion worth of convertible preference shares and warrants for cash, to a group of investors, including United.

    In May 2001, we completed the placement with Liberty of USD 1,255 million 6% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan"), receiving proceeds of USD 856.8 million (Euro 1.0 billion). Liberty has the right to exchange the notes, which were issued by a wholly-owned subsidiary of UPC, into ordinary shares of UPC under certain circumstances at USD 6.85 per share after May 29, 2002. The Exchangeable Loan is expected to be transferred to United as a part of a transaction between Liberty and United, which is expected to close after approval by United shareholders sometime during the first half of 2002.

Certain Dutch Tax Issues

    One of our Dutch systems was assessed for a transfer tax on immovable property in the amount of Euro 0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial, being 6% of the value attributable to our systems at the date of transfer. Because we own 100% of UPC Nederland, any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in The Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby the Dutch tax authorities with us against such tax assessments. We cannot, however, assure that such lobbying would be successful.

    In October 1999, the Dutch tax authorities issued an assessment on the 1995 tax return of one of our subsidiaries. The assessment, on a taxable amount of approximately 36.3 million, resulted in a tax payable of approximately 12.7 million. The Dutch tax authorities indicated that this assessment was issued to reserve the rights of the Dutch tax authorities pending expiration of time under the statute of limitations. The assessment does not express an opinion of the Dutch tax authorities on the taxes due and is still subject to discussion. We filed an appeal against the assessment to defend our tax filing position. We are in the final stage of settling with the Dutch tax authorities and expect that the assessment will decrease substantially.

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

    The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Hungary, Romania, the Czech Republic and the Slovak Republic and operations, which report in US dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

    As of September 30, 2001, we have cash and cash equivalents of approximately 893.8 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union) however, the Company does not expect any material losses with respect to its investment portfolio.

Impact of Foreign Currency Rate Changes

    We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the European Monetary Union. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

    The table below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for debt which is denominated in foreign currencies outside of the European Monetary Union as of September 30, 2001, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in US Dollars.

	Amount Outstanding as of September 30, 2001
			Expected Repayment as of December 31,
	Book Value
		Fair Value	2001	2002	2003	2004	2005
	(In thousands of Euros)
Dollar Denominated Facilities
UPC Senior Discount Notes due 2009	569,820	35,610	–	–	–	–	–
UPC Senior Discount Notes due 2009	350,481	21,896	–	–	–	–	–
UPC Senior Discount Notes due 2010	702,200	42,988	–	–	–	–	–
UPC Senior Notes due 2010	651,839	96,748	–	–	–	–	–
PCI Notes	15,858	12,524	–	–	15,858	–	–
@Entertainment 1998 Senior Discount Notes	176,637	16,959	–	–	–	–	–
@Entertainment 1999 Senior Discount Notes	158,816	14,948	–	–	–	–	–
@Entertainment 1999 Series C Senior Discount Notes	17,534	1,724	–	–	–	–	–
Exchangeable Loan	955,638	955,638	–	–	–	–	–

    Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with our offerings of senior notes in July 1999, October 1999, January 2000 and the UPC Distribution Bank Facility, we entered into cross-currency swap agreements, exchanging dollar-denominated debt for Euro denominated debt.

Interest Rate Sensitivity

    The table below provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2001, including cash flows based on the expected repayment dates and the related weighted -average interest rates. The information is presented in Euro equivalents, as the Euro is our reporting currency.

	Amount Outstanding as of September 30, 2001		Expected Repayment as of December 31,
	Book Value	Fair Value	2001	2002	2003	2004	2005
	(In thousands of Euros)
Variable Rate Facilities
UPC 10.875% Senior Notes due 2009	874,556	128,998	–	–	–	–	–
EURIBOR + 4.15% and 8.54%, average rate in 2001 of 8.50% and 8.54%
Average interest rate	10.875%	75.650%
UPC 10.875% Senior Notes due 2007	218,639	32,249	–	–	–	–	–
EURIBOR + 4.8% and 9.92%, average rate in 2001 of 9.47% and 9.92%
Average interest rate	10.875%	80.780%
UPC 11.25% Senior Notes due 2009	273,841	40,634	–	–	–	–	–
EURIBOR + 4.8% and 9.92%, average rate in 2001 of 9.47% and 9.92%
Average interest rate	11.250%	77.890%
UPC Distribution Bank Facility(1)	2,974,896	2,974,896	–	–	–	317,249	567,249
EURIBOR/USD LIBOR + 0.75%–4%,
Average interest rate	7.462%	7.462%

(1)
We entered into an interest rate swap in respect of 1,725 million of the principal amount of the advances under the UPC Distribution Bank Facility to fix the EURIBOR portion of the interest rate calculation at 4.5475% for a period ending April 15, 2003.

	Amount Outstanding as of September 30, 2001
			Expected Repayment as of December 31,
	Book Value
		Fair Value	2001	2002	2003	2004	2005
	(In thousands of Euros)
Fixed Rate Facilities
UPC Senior Notes due 2009	300,000	42,000	–	–	–	–	–
Average interest rate	10.875%	79.530%
UPC Senior Discount Notes due 2009	569,820	35,610	–	–	–	–	–
Average interest rate	12.5%	59.2%
UPC Senior Discount Notes due 2009	350,481	21,896	–	–	–	–	–
Average interest rate	13.375%	57.400%
UPC Senior Discount Notes due 2009	128,174	9,604	–	–	–	–	–
Average interest rate	13.375%	53.410%
UPC Senior Notes due 2007	100,000	14,000	–	–	–	–	–
Average interest rate	10.875%	84.580%
UPC Senior Notes due 2009	100,397	14,140	–	–	–	–	–
Average interest rate	11.25%	82.00%
UPC Senior Discount Notes due 2010	702,200	42,988	–	–	–	–	–
Average interest rate	13.75%	55.14%
UPC Senior Notes due 2010	325,939	48,374	–	–	–	–	–
Average interest rate	11.50%	79.53%
UPC Senior Notes due 2010	651,839	96,748	–	–	–	–	–
Average interest rate	11.25%	79.17%
UPC Senior Notes due 2010	198,757	28,000	–	–	–	–	–
Average interest rate	11.25%	81.25%
PCI Notes	15,858	12,524	–	–	15,858	–	–
Average interest rate	9.875%	15.150%
@Entertainment 1998 Senior Discount Notes	176,637	16,959	–	–	–	–	–
Average interest rate	14.5%	71.900%
@Entertainment 1999 Senior Discount Notes	158,816	14,948	–	–	–	–	–
Average interest rate	14.5%	64.2%
@Entertainment 1999 Series C Senior Discount Notes	17,534	1,724	–	–	–	–	–
Average interest rate	7.000%	76.597%
DIC Loan	53,593	53,593	–	53,593	–	–	–
Average interest rate	10.0%	10.0%
Exchangeable Loan	955,638	955,638	–	–	–	–	–
Average Interest rate	6.0%	6.0%

Equity Prices

    As of September 30, 2001, we are exposed to equity price fluctuations related to our investments in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

	Number of Shares	Fair Value as of September 30, 2001
	(In thousands of Euros, except share amounts)
United	5,569,240	14,125
PrimaCom AG	4,948,039	20,176
SBS	6,000,000	104,947

    As of September 30, 2001, we are also exposed to equity price fluctuations related to our debt, which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

	Amount Outstanding as of September 30, 2001
			Expected Repayment as of December 31,
	Book Value	Fair Value
			2001	2002
	(In thousands of Euros)
DIC Loan	53,593	53,593	–	53,593
10% per annum

PART II—OTHER INFORMATION

Item 5—Other Information

    The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

	As at September 30, 2001
	UPC Paid-in Ownership	Homes in Service Area	Homes Passed	Two Way Homes Passed(1)	Basic Subscribers	Basic Penetration	Direct To Home (DTH)	Digital Subscribers
Multi-channel TV
Consolidated companies:
Norway	100.0%	529,000	476,300	155,300	332,200	69.7%	–	–
Sweden	100.0%	770,000	421,600	244,400	260,900	61.9%	–	–
Belgium	100.0%	530,000	152,300	152,300	122,400	80.4%	–	–
France	92.0%	2,656,500	1,290,700	536,700	425,100	32.9%	–	8,800
The Netherlands	100.0%	2,596,800	2,469,300	2,164,100	2,288,300	92.7%	–	40,300
The Netherlands (Alkmaar)	100.0%	47,700	45,200	45,200	40,300	89.2%	–	400
Austria	95.0%	1,081,400	923,300	920,100	493,200	53.4%	–	–
Germany (EWT/TSS)	51.0%	714,100	714,100	12,100	589,100	82.5%	–	–

Total Western Europe		8,925,500	6,492,800	4,230,200	4,551,500		–	49,500

Poland	100.0%	1,851,800	1,851,800	181,000	1,007,400	54.4%	311,400	–
Hungary	98.9–100.0%	1,001,100	910,600	362,800	653,600	71.8%	51,200	–
Czech Republic	99.9–100.0%	913,000	786,400	179,300	342,700	43.6%	38,600	–
Romania	51–70.0%	648,500	450,700	–	289,100	64.1%	–	–
Slovak Republic	95–100.0%	517,800	373,200	17,300	305,500	81.9%	11,800	–

Total Eastern Europe		4,932,200	4,372,700	740,400	2,598,300		413,000	–

Total consolidated		13,857,700	10,865,500	4,970,600	7,149,800		413,000	49,500

Non-consolidated companies:
Germany (PrimaCom)(2)	25.0%	1,927,100	1,927,100	418,000	1,305,800	67.8%	–	6,900
Israel(9)	46.6%	680,000	660,400	405,000	426,800	64.6%	–	–
Malta	50.0%	184,500	182,800	35,000	91,000	49.8%	–	–

Total non-consolidated		2,791,600	2,770,300	858,000	1,823,600		–	6,900

Total		16,649,300	13,635,800	5,828,600	8,973,400		413,000	56,400

Summary Operating Data 2001 (continued)

	As at September 30, 2001
	UPC Paid-in Ownership	Subscribers Residential	Lines Residential
Cable Telephony
Consolidated companies:
Norway	100.0%	18,600	20,200
France	92.0%	59,800	62,400
The Netherlands	100.0%	166,200	207,300
Austria	95.0%	130,200	131,300
Germany (EWT/TSS)	51.0%	100	100

Total cable telephony		374,900	421,300

Non-Cable Telephony
Consolidated companies:
Czech Republic(3)	99.9–100.0%	3,400	3,400
Hungary(3)	98.9–100.0%	67,300	72,700

Total non-cable telephony		70,700	76,100

Total		445,600	497,400

Summary Operating Data 2001 (continued)

	As at September 30, 2001
			3rd Party ISP Subscribers(4)	Data over Satellite
		Subscribers
	UPC Paid-in Ownership
		Residential	Residential	Residential
Internet
Consolidated companies:
Norway	100.0%	22,300	–	–
Sweden	100.0%	44,100	–	–
Belgium	100.0%	20,300	–	–
France	92.0%	19,900	–	–
The Netherlands	100.0%	214,600	1,300	–
The Netherlands (Alkmaar)	100.0%	–	3,700	–
Austria	95.0%	129,500	–	–
Germany (EWT/TSS)	51.0%	–	300	–

Total Western Europe		450,700	5,300	–

Poland	100.0%	5,500	–
Hungary	98.9–100.0%	7,800	2,700	–
Czech Republic	99.9–100.0%	–	4,200	–

Total Eastern Europe		13,300	6,900	–

Total consolidated		464,000	12,200	–

Non-consolidated companies:
Germany (PrimaCom)(2)	25.0%	–	27,000	–
Malta	50.0%	–	4,000	–

Total non- consolidated		–	31,000	–

Total		464,000	43,200	–

Summary Operating Data 2001 (continued)

    The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

	As at September 30, 2000
	UPC Paid-in Ownership	Homeas in Service Area	Homes Passed	Two way Homes Passed(1)	Basic Subscribers	Basic Penetration	Direct To Home (DTH)
Multi-channel TV
Consolidated companies:
Norway	100.0%	529,000	473,700	99,500	331,400	69.9%	–
Sweden	100.0%	770,000	424,600	230,900	250,500	59.0%	–
Belgium	100.0%	530,000	152,100	152,100	124,000	81.5%	–
France	92.0%	2,518,300	1,124,600	343,700	382,100	34.0%	–
The Netherlands	100.0%	2,552,100	2,440,600	1,963,200	2,257,600	92.5%	–
Austria	95.0%	1,081,000	913,800	904,300	474,000	51.9%	–

Total Western Europe		7,980,400	5,529,400	3,693,700	3,819,600		–

Poland	100.0%	1,950,000	1,811,300	84,000	1,042,500	57.6%	383,200
Hungary	98.9–100.0%	1,001,100	824,300	249,800	604,500	73.3%	10,200
Czech Republic	99.9–100.0%	894,300	775,200	72,000	409,300	52.8%	400
Romania	51.0–70.0%	668,500	460,000	–	282,600	61.4%	–
Slovak Republic	95.0–100.0%	417,800	296,500	–	244,100	82.3%	1,200

Total Eastern Europe		4,931,700	4,167,300	405,800	2,583,000		395,000

Total consolidated		12,912,100	9,696,700	4,099,500	6,402,600		395,000

Non-consolidated companies:
Germany (PrimaCom)(5)	25.1%	1,422,900	1,422,800	30,400	919,600	64.6%	–
Israel	46.6%	660,000	631,400	393,200	447,100	70.2%	–
Malta	50.0%	181,500	177,100	–	81,600	45.1%	–

Total non-consolidated		2,264,400	2,231,300	423,600	1,448,300	–

Total		15,176,500	11,928,000	4,523,100	7,850,900		395,000

Summary Operating Data 2000 (continued)

	As at September 30, 2000
		Subscribers		Lines
	UPC Paid-in Ownership
		Residential	Businesses	Residential	Businesses
Cable Telephony
Consolidated companies:
Norway	100.0%	10,500	200	11,500	3,200
France	92.0%	29,600	–	30,500	600
The Netherlands	100.0%	119,300	200	142,500	14,800
Austria	95.0%	80,500	1,100	81,900	3,400

Total cable telephony		239,900	1,500	266,400	22,000

Non-Cable Telephony
Consolidated companies:
The Netherlands(6)	80.0%	35,600	8,200	–	–
Mundi Telecom	51.0%	3,900	3,500	–	–
Czech Republic(3)	100.0%	3,600	–	3,600	–
Hungary (Monor)(3)	98.9%	65,600	3,500	67,700	6,700

Total non-cable telephony		108,700	15,200	71,300	6,700

Total		348,600	16,700	337,700	28,700

	As at September 30, 2000
				3rd Party ISP Subscribers(4)
		Subscribers
	UPC Paid-in Ownership
		Residential	Businesses	Residential	Businesses
Internet
Consolidated companies:
Norway	100.0%	9,800	200	–	–
Sweden	100.0%	24,100	–	–	–
Belgium	100.0%	12,600	1,000	–	–
France	92.0%	8,900	–	–	–
The Netherlands	100.0%	116,000	2,200	19,600	300
Austria	95.0%	78,100	1,600	–	–

Total Western Europe		249,500	5,000	19,600	300

Hungary	100.0%	1,300	–	–	–
Czech Republic	100.0%	2,200	–	–	–

Total Eastern Europe		3,500	–	–	–

Total consolidated		253,000	5,000	19,600	300

Non-consolidated companies:
Germany (PrimaCom)(5)	25.1%	–	–	200	–

Total non-consolidated			–	200	–

Total		253,000	5,000	19,800	300

Summary Operating Data 2000 and 2001

Residential RGU's(7)

    The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

	Total RGU's
	As at September 30, 2001	As at September 30, 2000
Norway	373,100	351,700
Sweden	305,000	274,600
Belgium	142,700	136,600
France	513,600	420,600
The Netherlands	2,710,700	2,512,600
The Netherlands (Alkmaar)	44,400	–
The Netherlands (Uniport Carrier Select)(6)	–	35,600
Austria	752,900	632,600
Germany (EWT/TSS)	589,500	–
Mundi(8)	–	3,900

Total Western Europe	5,431,900	4,368,200

Poland	1,324,300	1,425,600
Hungary	782,600	681,600
Czech Republic	388,900	415,500
Romania	289,100	282,600
Slovak Republic	317,300	245,300

Total Eastern Europe	3,102,200	3,050,600

Total consolidated	8,534,100	7,418,800

(1)
Two way homes passed represents the number of homes passed where customers can request and receive an installation of a two-way addressable set top and "normal" customer services (e.g. the service is launched, customers are billed and normal service activity is available).

(2)
Statistics of PrimaCom are as of June 30, 2001.

(3)
Hungary (Monor) and Czech Republic offer traditional telephony service.

(4)
Internet subscribers who are not served by chello broadband.

(5)
Statistics of PrimaCom are as of December 31, 2000.

(6)
UTH owned 80% of Uniport as of September 30, 2000. UTH sold its 100% owned business of Uniport in April 2001.

(7)
RGU's is the sum of Basic Cable, Digital, Residential Internet, Residential Telephony and DTH subscribers.

(8)
In 2001, Mundi Telecom subscribers are included in Priority Telecom.

(9)
Israel has distributed approximately 87,500 digital set top computers to its subscribers by the end of September 2001. These subscribers do not yet generate digital revenues, therefore they are only reported as basic subscribers.

Item 6—Exhibits and Reports on Form 8-K

(a)
Exhibits—none

(b)
Reports on Form 8-K filed during the Quarter

Date Filed	Date of Event	Item Reported
August 27, 2001	August 10, 2001	Item 5—Announcement of execution of definitive agreements to merge Polish satellite television platforms with the Polish platform of Canal + Group.
September 26, 2001	September 21, 2001	Item 5—Announcement of issuance of prospectus for purpose of the listing of ordinary shares of Priority Telecom N.V. at the Official Segment of the Euronext Amsterdam stock exchange.
October 22, 2001	October 19, 2001	Item 5—Response statement, to holders of UPC Notes, states that UPC is expressing no opinion and remains neutral toward the Liberty offer.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	UNITED PAN-EUROPE COMMUNICATIONS N.V.
	By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Board of Management Member and Chief Financial Officer (and Principal Accounting Officer)

QuickLinks

UNITED PAN-EUROPE COMMUNICATIONS N.V. TABLE OF CONTENTS
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONSOLIDATED BALANCE SHEETS (Stated in thousands of Euros, except share and per share amounts) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in thousands of Euros, except share and per share amounts) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Stated in thousands of Euros, except share and per share amounts) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in thousands of Euros) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Introduction
Statements of Cash Flows
Consolidated Capital Expenditures
Liquidity and Capital Resources
Certain Dutch Tax Issues
Inflation and Foreign Currency Exchange Rate Losses
European Economic and Monetary Union
SIGNATURE