Form 10-K
period 2001-12-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2002-04-12
CIK 1070778

Use these links to rapidly review the document
UNITED PAN-EUROPE COMMUNICATIONS N.V. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
PART IV
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 000-25365

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(Exact name of Registrant as specified in its charter)

The Netherlands	98-0191997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Boeing Avenue 53, P.O. Box 74763 Amsterdam, The Netherlands (Address of principal executive offices)	1070 BT (Zip Code)

Registrant's telephone number, including area code: (31) 20-778-9840
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
American Depository Shares each representing one ordinary share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on April 9, 2002 was USD 75.4 million.

        The number of shares outstanding of the Registrant's common stock as of March 31, 2002 was:

443,417,525 ordinary shares, including shares represented by American Depository Receipts

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business

(a)  General Development of Business

        We began business as a provider of cable television services. Over the last few years we have been upgrading many of our networks so that they are capable of providing two-way telecommunications services, such as telephone, internet access and enhanced digital video services. We launched telephone services to business and residential customers in many of our operating companies under the brand name Priority Telecom in 1998 and 1999. Also in 1999, many of our operating companies launched internet services using our chello broadband access and portal. We continued to develop our video, telephone and internet businesses in 2001.

        In 2001, we took a number of actions to reorganize internally. We combined the management of our internet subsidiary, chello broadband N.V., and our programming businesses, led by UPCtv, to form a division, UPC Media. In December 2001, we transferred the assets and employees relating to the technical network and systems access to the internet from chello broadband N.V. to our UPC Distribution operating companies. In addition to internet services and pay television, UPC Media is developing interactive services and transactional television. At the end of 2001, UPC Media's activities included internet portal and content, video content and digital products and services. During 2001 and 2002, we decided that four of the eight thematic channels produced by UPCtv would be closed as part of the revision of our strategy. During 2001, certain of our operating companies spun off their business telephone activities and assets to our subsidiary, Priority Telecom N.V., which operates as a separate competitive local exchange carrier, or "CLEC", and as our provider of telephone and data network solutions to business customers, leveraging off our operating systems' existing network infrastructure. Priority Telecom N.V. was listed on the Euronext Amsterdam N.V. stock exchange ("Euronext") in September 2001. Our operating companies, which we sometimes refer to as UPC Distribution, provide analog and digital video services and telephone and internet services to residential customers.

        We operated from July 1995 to December 1997 as a 50–50 joint venture between United Europe, Inc., a subsidiary of UnitedGlobalCom, Inc., now known as UGC Holdings, Inc. ("UGC Holdings"), and Philips Electronics N.V. ("Philips"). In December 1997, we and United Europe, Inc. acquired the 50% of our ordinary shares held by Philips. Following this acquisition and until our initial public offering in February 1999, we were a wholly owned indirect subsidiary of UGC Holdings. As of December 31, 2001, UGC Holdings indirectly owned approximately 53.1% of our total outstanding ordinary shares A.

        We have grown substantially since formation through acquisitions of cable television systems and related businesses in our existing and new markets, and through organic growth from the sale of new services. We expect our new services, such as telephone, internet and digital video, to continue to develop and become an increasingly important part of our business.

        During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. We have revised our strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focuses on products with positive net present values. As a result of the strategic review and other actions taken by us in 2001, we have recorded significant charges for asset impairments and various restructuring measures in 2001.

        On January 30, 2002, New UnitedGlobalCom Inc., now known as UnitedGlobalCom, Inc. ("United"), completed a transaction with Liberty Media Corporation ("Liberty"), pursuant to which United acquired a 99.5% economic interest in UGC Holdings, and Liberty increased its economic interest in United to 72.6%

from the 19.7% economic interest it had held in UGC Holdings prior to the completion of the transaction. In addition, United acquired approximately USD 1,435 million and EUR 263 million principal amount at maturity of our 10 7/8% Senior Notes due 2007, 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 12 1/2% Senior Discount Notes due 2009, 13 3/8% Senior Discount Notes due 2009 and 13 3/4% Senior Discount Notes due 2010, which we refer to as our "senior notes" and "senior discount notes", as well as a EUR 1.0 billion Exchangeable Loan borrowed by our subsidiary Belmarken Holding B.V. ("Belmarken") and ourselves pursuant to the loan agreement among Belmarken and ourselves, as Obligors, UPC Internet Holding B.V., as Guarantor, and Liberty Belmarken, Inc., as Lender, dated as of May 25, 2001 (the "Exchangeable Loan"). Belmarken is one of our primary wholly-owned subsidiaries and is the indirect owner of most of our operating companies. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V.

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes, as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under those indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes. As of March 31, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        On February 1, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we signed a Memorandum of Understanding with United and UGC Holdings. The Memorandum of Understanding describes a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of our senior notes and senior discount notes to attempt to reach agreement on a means to restructure our indebtedness at the holding company level.

        Our failure to make the February 1, 2002 interest payment on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, and the resulting Events of Default under the indentures relating to our senior notes and senior discount notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., our indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, our majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the Exchangeable Loan.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over operating companies within this group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under those facilities give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of our failure to make the interest payment due on February 1, 2002, on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, failure by us to make the interest payment due on May 1, 2002 on our outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009 within the applicable cure periods, or any resulting cross defaults. Each of these waivers will remain effective until the earlier of

  •
  June 3, 2002,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into our ordinary shares in accordance with the terms of the Memorandum of Understanding, or five business days after United has given notice to us that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by us of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects us to a EUR 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

        As of April 12, 2002, we had not made the interest payment on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. None of the notes or facilities described above had been accelerated or subject to enforcement actions, and none of the defaults described above had a material adverse effect on the operations of our subsidiaries or their or our relationships with customers, suppliers and employees.

        The occurrence of the events of default described above also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On March 5, 2002, we received notice of the holders' notice of exercise. After settlement of this exercise, our interest in UPC Germany will be reduced to 29%. The involved parties are in discussion about this exercise notice.

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and a steering committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. Currently, United and its advisors and the noteholders' steering committee and its advisors are conducting due diligence about us and our current financial condition. We have not reached any decisions with either United or the noteholders' steering committee regarding the terms or timing of a debt restructuring. We expect that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of our existing shareholders, a loss of some or all of the fair value of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan. Since we are in preliminary discussions with United and the noteholders' steering committee, we cannot predict the terms or the timing of our restructuring. In addition, we cannot assure you that we will be able to reach agreement with either United or the noteholders on mutually satisfactory terms for the debt restructuring.

        If we are unable to reach agreement on the terms of the debt restructuring or are otherwise unable to successfully complete an agreed upon restructuring plan for our debt, we may seek relief under a debt moratorium, leading to a suspension of payments, or bankruptcy proceeding under applicable laws. If we seek relief under either of these proceedings, or any other laws that may be available to us, holders of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in our securities. Such proceedings could result in material changes in the nature of our business, material adverse changes to our financial condition and results of operations or our liquidation.

        In a separate transaction on February 1, 2002, we amended two swap agreements with a bank effective as of January 31, 2002 and as more fully described in the Form 8-K we filed with the Securities and Exchange Commissions on such date. The swap agreements were entered into in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provides that the bank's obligations to us under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank is entitled to offset, and will deliver to us, approximately EUR 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of our senior notes and senior discount notes held by that bank. Upon offset against, and delivery to us of, the senior notes and senior discount notes, our indebtedness will be reduced by approximately EUR 400 million and we will recognize an extraordinary gain.

        We have experienced net losses since formation. As of December 31, 2001, there was substantial uncertainty whether our sources of capital, working capital and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. In addition, as a result of the events of default described above, our senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. Our ability to continue as a going concern is dependent on (i) our ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of our ability to continue as a going concern, the Report of Independent Accountants includes a modification in this respect.

Narrative Description of Business

        We own and operate broadband communications networks and services in 17 countries in Europe and in Israel. Our operations are organized into three principal divisions:

  •
  UPC Distribution, which delivers video, internet and telephone services to residential customers (the "Triple Play");

  •
  UPC Media, which comprises our converging chello broadband internet business and our content and programming businesses, led by UPCtv. UPC Media's operations also include our digital products;

  •
  Priority Telecom, which operates our CLEC business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telephone services to residential customers through UPC Distribution.

        Our subscriber base is one of the largest of any group of broadband communications networks operated across Europe. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephone, internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. Our business plan focuses on managed subscriber growth, whilst improving average revenue per subscriber, margins and penetration of products within our existing footprint.

        We have incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. We have revised our strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focuses on products with positive net present values.

        Information regarding revenues, operating performance and assets of our business segments, revenues from external customers, and the long-lived assets of the geographic areas of our business is contained in Note 13 to our audited consolidated financial statements contained in this Annual Report on Form 10-K.

Summary Operating Data for 2001 and 2000

        In the tables below, the "UPC Paid In Ownership" column shows the percentage we own of the operating systems in which we have an interest. The operating data set forth below reflect the aggregate statistics of the operating systems in which we have an ownership interest.

	As of December 31, 2001
	UPC Paid in Ownership	Homes in Service Area	Homes Passed(1)	Two Way Homes Passed(2)	Basic Subscribers	Basic Penetration(3)	Direct to Home ("DTH")	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	478,100	158,700	334,600	70.0%	–	9,500
Sweden	100.0%	770,000	421,600	249,400	265,400	63.0%	–	4,600
Belgium	100.0%	530,000	152,600	152,600	123,200	80.7%	–	–
France(4)	92.0%	2,656,600	1,311,700	610,900	433,400	33.0%	–	9,500
The Netherlands	100.0%	2,646,000	2,516,000	2,211,300	2,341,500	93.1%	–	50,200
Austria	95.0%	1,081,400	923,300	920,100	499,200	54.0%	–	4,400
Germany (EWT/TSS)(5)	51.0%	783,200	716,400	17,400	590,800	82.5%	–	–

Total Western Europe		8,996,200	6,519,700	4,320,400	4,588,100		–	78,200

Poland	100.0%	1,851,800	1,851,800	181,000	1,010,900	54.6%	–	–
Hungary	98.9–100.0%	1,001,100	937,200	455,400	663,500	70.8%	59,100	–
Czech Republic	99.9–100.0%	913,000	786,400	237,300	329,800	41.9%	42,300	–
Romania	51.0–70.0%	648,700	485,400	–	315,800	65.1%	–	–
Slovak Republic	95.0–100.0%	517,800	375,000	17,300	304,400	81.2%	11,700	–

Total Eastern Europe		4,932,400	4,435,800	891,000	2,624,400		113,100	–

Total consolidated		13,928,600	10,955,500	5,211,400	7,212,500		113,100	78,200

Non-consolidated companies:
Germany (PrimaCom)	25.0%	1,964,900	1,964,900	440,900	1,304,500	66.4%	–	11,900
Israel	46.6%	680,000	665,900	425,000	418,800	62.9%	–	146,700
Malta	50.0%	184,500	183,500	82,000	92,500	50.4%	–	–
Poland (TKP)(6)	25.0%	–	–	–	–		660,100	–

Total non-consolidated		2,829,400	2,814,300	947,900	1,815,800		660,100	158,600

Total		16,758,000	13,769,800	6,159,300	9,028,300		773,200	236,800

(1)
Homes passed represent the number of homes, which the constructed network passes.

(2)
Two-way homes passed represents the number of homes passed where customers can request and receive the installation of a two-way addressable set top and "normal" customer services (e.g. the service is launched, customers are billed and normal service activity is available).

(3)
Basic penetration represents the number of basic subscribers as a ratio of the number of homes passed.

(4)
The 8% minority shareholders in UPC France have the ability to call for a liquidity event in 2004 at fair market values.

(5)
The occurrence of the events of default described in Item 1 "General Development of Business" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On March 5, 2002, we received notice of the holders' notice of exercise. If such an exercise is consummated, our interest in UPC Germany will be reduced to 29%. The involved parties are in discussion about this exercise notice.

(6)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal+ ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

Summary Operating Data (Continued)

	As of December 31, 2001
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	Lines Residential
Cable Telephony
Consolidated companies:
Norway	100.0%	123,500	20,600	22,500
France	92.0%	610,900	56,300	58,300
The Netherlands	100.0%	1,539,100	168,300	209,700
Austria	95.0%	899,700	139,000	140,200
Germany (EWT/TSS)	51.0%	1,300	100	100

Total cable telephony		3,174,500	384,300	430,800

Non-cable Telephony
Consolidated companies:
Czech Republic(1)	99.9–100.0%	17,700	3,300	3,300
Hungary(1)	98.9–100.0%	84,900	67,000	72,400

Total non-cable telephony		102,600	70,300	75,700

Total		3,277,100	454,600	506,500

(1)
Hungary (Monor) and Czech Republic offer traditional telephone services.

Summary Operating Data (Continued)

	As of December 31, 2001
	UPC Paid in Ownership	Homes Serviceable	Residential Subscribers	Third Party ISP Subscribers(1)
Internet
Consolidated companies:
Norway	100.0%	158,700	24,600	–
Sweden	100.0%	249,400	48,200	–
Belgium	100.0%	152,600	21,400	–
France	92.0%	610,900	21,700	–
The Netherlands	100.0%	2,211,100	234,500	3,700
Austria	95.0%	920,100	141,100	–
Germany (EWT/TSS)	51.0%	17,400	–	400

Total Western Europe		4,320,200	491,500	4,100

Poland	100.0%	181,000	8,500	–
Hungary	98.9–100.0%	331,200	10,600	3,200
Czech Republic	99.9–100.0%	177,300	–	6,200

Total Eastern Europe		689,500	19,100	9,400

Total consolidated		5,009,700	510,600	13,500

Non-consolidated companies:
Germany (PrimaCom)	25.0%	440,900	–	34,100
Malta	50.0%	82,000	–	7,200

Total non-consolidated		522,900	–	41,300

Total		5,532,600	510,600	54,800

(1)
Internet subscribers who are not served by chello broadband.

	As of December 31, 2000
	UPC Paid in Ownership	Homes in Service Area	Homes Passed	Two Way Homes Passed	Basic Subscribers	Basic Penetration	Direct to Home (DTH)	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	473,400	139,500	333,400	70.4%	–	–
Sweden	100.0%	770,000	421,600	233,400	252,800	60.0%	–	–
Belgium	100.0%	530,000	152,100	152,100	124,300	81.7%	–	–
France	92.0%	2,591,200	1,224,400	322,500	395,600	32.3%	–	9,100
The Netherlands	100.0%	2,569,700	2,458,800	2,025,200	2,258,700	91.9%	–	14,700
Austria	95.0%	1,168,700	917,300	914,000	484,300	52.8%	–	–
Germany (EWT/TSS)	51.0%	781,000	781,000	8,900	570,000	73.0%	–	–

Total Western Europe		8,939,600	6,428,600	3,795,600	4,419,100		–	23,800

Poland	100.0%	1,950,000	1,850,700	149,300	1,064,300	57.5%	–	–
Hungary	98.9–100.0%	1,001,100	843,400	182,400	624,400	74.0%	29,100	–
Czech Republic	99.9–100.0%	913,000	786,400	179,300	401,500	51.1%	21,500	–
Romania	51.0–70.0%	648,500	450,700	–	285,200	63.3%	–	–
Slovak Republic	95.0–100.0%	517,800	377,200	17,300	323,100	85.7%	8,700	–

Total Eastern Europe		5,030,400	4,308,400	528,300	2,698,500		59,300	–

Total consolidated		13,970,000	10,737,000	4,323,900	7,117,600		59,300	23,800

Non-consolidated companies:
Germany (PrimaCom)	25.0%	1,916,900	1,916,900	411,000	1,301,700	67.9%	–	5,400
Israel	46.6%	649,000	649,000	396,600	453,700	69.9%	–	–
Malta	50.0%	183,000	183,000	–	82,800	45.2%	–	–

Total non-consolidated		2,748,900	2,748,900	807,600	1,838,200		–	5,400

Disposed operations:
Poland	100.0%	–	–	–	–		414,700	–

Total disposed operations		–	–	–	–		414,700	–

Total		16,718,900	13,485,900	5,131,500	8,955,800		474,000	29,200

Summary Operating Data (Continued)

	As of December 31, 2000
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	Lines Residential
Cable Telephony
Consolidated companies:
Norway	100.0%	110,200	14,300	15,600
France	92.0%	322,500	37,500	39,700
The Netherlands	100.0%	1,409,900	132,700	159,600
Austria	95.0%	893,900	103,400	105,000
Germany (EWT/TSS)	51.0%	1,300	100	100

Total Cable Telephony		2,737,800	288,000	320,000

Non-cable Telephony
Consolidated companies:
Czech Republic(1)	99.9–100.0%	17,700	3,600	3,600
Hungary (Monor)(1)	98.9–100.0%	84,900	66,400	68,000

Total non-cable Telephony		102,600	70,000	71,600

Disposed operations:
The Netherlands (Uniport Carrier Select)(2)	80.0%	–	41,600	–
Mundi Telecom(3)	50.1%	–	4,400	–

Total disposed operations		–	46,000	–

Total		2,840,400	404,000	391,600

(1)
Hungary (Monor) and Czech Republic offer traditional telephone services.

(2)
UTH owned 80% of Uniport as of December 31, 2000. UTH sold its 100% owned business of Uniport in April 2001.

(3)
In 2001 Mundi Telecom subscribers are included in Priority Telecom.

	As of December 31, 2000
	UPC Paid in Ownership	Homes Serviceable	Residential Subscribers	Third Party ISP Subscribers(1)
Internet
Consolidated companies:
Norway	100.0%	139,500	14,900	–
Sweden	100.0%	233,400	33,100	–
Belgium	100.0%	152,100	15,500	–
France	92.0%	337,000	13,600	–
The Netherlands	100.0%	2,012,400	142,300	21,100
Austria	95.0%	912,700	97,200	–
Germany (EWT/ TSS)	51.0%	7,700	–	100

Total Western Europe		3,794,800	316,600	21,200

Poland	100.0%	149,300	–	–
Hungary	98.9-100.0%	108,300	3,000	–
Czech Republic	100.0%	114,700	–	2,500

Total Eastern Europe		372,300	3,000	2,500

Total consolidated		4,167,100	319,600	23,700

Non-consolidated companies:
Germany (PrimaCom)	25.0%	–	–	20,500

Total non-consolidated		–	–	20,500

Total		4,167,100	319,600	44,200

(1)
Internet subscribers who are not served by chello broadband.

Summary Operating Data (Continued)

        Residential Revenue Generating Units    The operating data set forth below reflect the aggregate statistics of the operating systems in which we have an ownership interest. Revenue Generating Units ("RGUs") are the sum of Basic Cable, Digital, Residential Internet, Residential Telephony and DTH subscribers. For example, if a residential customer in our Austrian system subscribed to our basic cable service, digital video service, telephone service and internet services, the customer would constitute four RGUs.

	As at December 31, 2001	As at December 31, 2000
Total RGUs
Consolidated companies:
Norway	389,300	362,600
Sweden	318,200	285,900
Belgium	144,600	139,800
France	520,900	455,800
The Netherlands	2,798,200	2,569,500
Austria	783,700	684,900
Germany (EWT/TSS)	591,300	570,200

Total Western Europe	5,546,200	5,068,700

Poland	1,019,400	1,064,300
Hungary	803,400	725,400
Czech Republic	381,600	426,600
Romania	315,800	285,200
Slovak Republic	316,100	331,800

Total Eastern Europe	2,836,300	2,833,300

Disposed operations:
The Netherlands (Uniport Carrier Select)(1)	–	41,600
Mundi Telecom(2)	–	4,400
Poland(3)	–	414,700

Total disposed operations	–	460,700

Total consolidated	8,382,500	8,362,700

(1)
UTH owned 80% of Uniport as of December 31, 2000. UTH sold its 100% owned business of Uniport in April 2001.

(2)
In 2001 Mundi Telecom subscribers were transferred to Priority Telecom and therefore are not included as residential subscribers.

(3)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal+ (TKP) in which we have a 25% investment and is therefore reported as a disposed operation.

UPC Distribution

        UPC Distribution delivers video services, and, in many of our Western European systems, telephone and internet services to the residential market. Our distribution division also offers residential internet and telephone services in some of our Eastern European systems. Over the past few years, we have been upgrading our cable television systems to high speed, two-way capacity. In addition to enabling us to offer telephone and internet services, the upgraded network will provide us with technology to offer enhanced digital video services, such as near video on demand ("NVOD") and interactive television. As of December 31, 2001, approximately 74.1% of the network in our Western European systems, excluding Germany, had been upgraded, as well as 20.1% of our Eastern Europe systems.

        In 2001, we launched digital video in the Netherlands, Austria, France, Norway and Sweden. We expect that full digitalization of our television signals will be made possible by our network upgrade to full two-way capability. The roll-out of digital services via set-top computers installed in customers' homes will involve significant capital investment and the use of new technologies. We cannot assure you that we will be able to complete the roll-out of digital services on the planned schedule.

        During 2000 and 2001, we undertook a significant project of upgrading and integrating our information technology systems, creating a pan-European infrastructure to support the delivery of our services. The primary purpose of the project is the integration of software applications and processes into a complete IT and business solution. Various modules, such as billing and collection, customer care, activation and provisioning, capacity management, and reporting have been linked to a pan-European data center based in the Netherlands. By the end of 2001, we had migrated more than 1 million customers of UPC France and UPC Netherlands to the new platform.

  UPC Distribution–Video

        As of December 31, 2001, our operating companies had approximately 7.2 million consolidated subscribers to their basic tier video services, excluding an additional 113,100 subscribers for our digital DTH service in Hungary, the Czech Republic and the Slovak Republic. In 2001, we launched digital video services commercially in the Netherlands, Austria, France, Norway and Sweden. At December 31, 2001, we had approximately 78,200 digital video subscribers in those countries. We plan to continue increasing our revenue per subscriber by expanding our video services program offerings through digital and expanded basic tier services, pay-per-view and digital audio.

        We offer our subscribers some of the most advanced analog and digital video services available today and a large choice of radio programs. In many systems, for example, we have introduced impulse pay-per-view services. We plan to continue to improve our expanded basic tier offerings by adding new channels. In addition, we offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings. Generally, basic tier pricing is regulated by media laws and local licenses, while the expanded basic tier is not specifically price regulated, although it is subject to the general rules of competition law.

        The increased channel capacity provided by digitalization will enable us to offer digital subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization allows us to provide value added services such as digital music, walled garden, interactive television and basic e-mail functionality. The increased channel capacity provided by digitalization enables digital subscribers to customize their subscriptions for our products and services to suit their lifestyles and personal interests. We also provide our digital subscribers with customizable programming guides that enables them to program their favorite channels and also allows parents to restrict their children's viewing choices. Because many of these products and services are new and have not achieved market acceptance, there can be no assurance when or if we will be able to market them successfully.

        In areas where our cable television franchises are exclusive, our operating companies generally face competition from DTH satellite service providers and in certain area's also from television terrestrial broadcasters. We face the most competition from DTH providers in France, Poland and Sweden. In those areas where our cable television franchises are non-exclusive, our operating companies face competition from other cable television providers, in addition to DTH satellite service providers and television terrestrial broadcasters.

   UPC Distribution–Telephone

        We offer residential telephone services, branded as Priority Telecom, over our networks in our Austrian, Dutch, French and Norwegian systems. Our operating companies generally do not offer telephone services to business customers in those countries in which our business telephone activities have been spun-off to Priority Telecom. We also have a traditional switched telephone network in Hungary and the Czech Republic. We offer our residential telephone customers local, national and international voice services, in addition to several value added features. As of December 31, 2001, we had 454,600 residential telephone subscribers.

        Traditional telephone service is carried over twisted copper pair in the local loop. The cable telephone technology that we are using allows telephone traffic to be carried over our upgraded network without requiring the installation of twisted copper pair. This technology requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. We are currently working in close co-operation with some suppliers to develop the possible introduction of alternative telephony technologies, including Voice over Internet Protocol ("VOIP"). VOIP is well-suited for many of our networks, as the technology used is similar to our existing internet service. Because of these similarities, we believe we can decrease significantly our capital expenditures for the introduction of VOIP as compared to other technologies. Since VOIP is in relatively early stage of development and VOIP services are not rolled out on any significant scale in the world, there can be no assurances when or if we will be able to successfully launch VOIP services to our customers.

        We generally price our telephone service at a discount compared to services offered by incumbent telecommunications operators. We are, however, reviewing this strategy in order to improve gross margin. Because of the relatively high European local tariff rates, we believe potential customers will continue to be receptive to our telephone services, especially in a bundled offer with any of our other services. In addition to offering competitive pricing, we offer a full complement of services to telephone subscribers including custom local access services, "CLASS," including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. We also provide voice mail and second lines. The introduction of number portability in some of our markets, including the Netherlands, Norway and France, provides an even greater opportunity, as potential customers will be able to subscribe to our service without having to change their existing telephone numbers.

        Each operating company that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. In addition, certain of these operating companies have also entered into interconnection agreements with other telecommunications service providers, providing alternative routes and additional flexibility. Even though we have secured these interconnection arrangements, we may still experience difficulty operating under them. In Austria, our interconnection arrangement is subject to a dispute with the incumbent telecommunications service provider, which is pending at the administrative court. Priority Telecom manages our interconnection relationships.

        In the provision of telephone services, our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and may have greater resources to devote to the provision of telephone services. In many countries, our operating companies also face competition from other new telephone service providers like ourselves, including traditional fixed line providers, other cable telephone providers, wireless telephone providers and indirect access providers.

  UPC Distribution–Internet

        We initially launched our broadband internet business in a few of our operating systems in September 1997. As we have upgraded our network, we have continued to roll out our internet service. We currently offer internet services in ten countries. As of December 31, 2001, we had 510,600 consolidated residential internet subscribers.

        Cable modem technology allows access to the internet over our existing upgraded network. The data communication is transformed into signals capable of transmission over fiber and coaxial cable by the addition of incremental electronic equipment, including servers, routers and switches at the master telecom center. Cable modems allow internet access at speeds significantly faster than traditional dial-up access, although we cannot guarantee the speed over our networks since it is a shared medium. A number of different technologies designed to provide much faster access than traditional dial-up modems have been proposed and are being introduced, such as Integrated Services Digital Network ("ISDN") and asynchronous digital subscriber line ("ADSL"), which compete with our cable modem access technology. Cable modem technology, unlike most other high-speed technologies, is based on the widely used Transport Control Protocol/Internet Protocol ("TCP/IP"), which is used on local area networks and the internet. A global standard for TCP/IP has been created and accepted.

        Our local operating companies have entered into franchise arrangements with chello broadband N.V. Under the franchise arrangements chello broadband N.V. provides our operating companies with product development, customer support, local language broadband portals and marketing support for a fee based upon a percentage of subscription revenue. In December 2001, we transferred the assets and employees relating to the technical network and systems access to the internet from chello broadband N.V. to the UPC Distribution operating companies. As part of the transfer, certain elements of the chello broadband N.V. franchise agreement with our operating companies were revised to reflect changes in costs and operational responsibilities. chello broadband N.V. is expected to enter into a separate framework operating agreement and service level agreements with companies within the UPC Distribution group with regard to certain operational matters.

        The primary components of the transferred network assets and systems are the network operations center, the AORTA backbone infrastructure, and internet related equipment and assets at master and regional data centers containing servers, routers and associated software. This infrastructure allows internet traffic to be rerouted if parts of the network are congested or impaired. The core backbone infrastructure connects Amsterdam, Stockholm, Vienna, Paris, Brussels, London, Oslo and New York. The network operations center is used to monitor the quality of services. This center located in Amsterdam, operates 24 hours per day, seven days per week, and manages the infrastructure, regional data centers, regional networks, head-end facilities, servers and other components of the network infrastructure. During 2001, bandwidth-monitoring tools were introduced in conjunction with UPC Distribution, which are critical for effective network cost control. The bandwidth monitoring tools will enable us to introduce pricing policies, under which heavy internet users pay fees based on their use of internet, rather than a fixed fee.

        In providing internet access to our customers, we face competition from incumbent telecommunications companies and other telecommunications operators and other cable-based and non-cable-based internet service providers. The internet services offered by these competitors include both traditional dial-up internet services and high-speed access services. We have encountered competition from ADSL, a new technology, which provides high-speed internet access over traditional telephone lines. ADSL services are offered by both incumbent and alternative providers. We expect to face strong competition from ADSL operators for our internet service in the future.

  UPC Distribution–Operating Companies

  Western Europe

        Austria: UPC Telekabel Group.     UPC Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. We own 95% of, and manage, each UPC Telekabel Group company. Each of the respective cities in which the operating systems are located owns, directly or indirectly, the remaining 5% interest in each company. The UPC Telekabel Group provides cable television and communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt. UPC Telekabel Group's largest subsidiary, Telekabel Wien, serves Vienna and represents approximately 87% of UPC Telekabel Group's total subscribers. It owns and operates one of the larger clusters of cable systems in the world in terms of subscriber numbers served from a single headend.

        We intend on capitalizing on UPC Telekabel Group's strong market position and positive perception by its customers by expanding UPC Telekabel Group's service offerings as its network is 99.6% upgraded to full two-way capability. The upgraded network enabled UPC Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and internet/data and access services in 1997. UPC TeleKabel Group launched the Priority Telecom cable telephone service in Vienna on a commercial basis in early 1999, and the chello broadband service in June 1999. We launched digital video services in Austria in the second half of 2001.

        In Austria, our interconnection arrangement is subject to a dispute with the incumbent telecommunications service provider, which is pending at the administrative court.

        In connection with United Europe, Inc. acquisition of Philips' interest in us in December 1997, the City of Vienna and Philips agreed that Philips will continue to guarantee the capital level to be maintained by Telekabel Wien. Philips has also agreed to guarantee the continued fulfillment of the agreements that were originally concluded between the city and Philips and that were assigned by Philips to us. These agreements have a term until 2022, with an extension option. We have agreed to indemnify Philips for any liability under Philips' guarantee. Due to its position as a guarantor, Philips has the right to appoint one member to our Supervisory Board. This Supervisory Director has a veto right that is limited to fundamental decisions and exceptional business matters, such as the sale or disposition of our interests in Telekabel Wien, if certain threshold values are met.

        The City of Vienna's approval is required for any change of control over us, which approval cannot be unreasonably withheld if the buyer is a reputable telecommunications and/or cable television operator. In the absence of such approval, the City of Vienna can require UGC Holdings to own Telekabel Wien separately from UPC.

        Belgium: UPC Belgium.     UPC Belgium, our 100% owned subsidiary, provides cable television and communications services in selected areas of Brussels and Leuven. UPC Belgium plans to increase revenues through the continued introduction of new services that currently are not subject to price regulation. UPC Belgium offers an expanded basic tier cable television, and also distributes three premium channels, two in Brussels and one in Leuven, which are provided by Canal+. UPC Belgium's network is fully upgraded to two-way capability and will continue to introduce expanded service offerings. UPC Belgium began offering internet access services in September 1997 and introduced the chello broadband service in early 1999.

        France: UPC France.     We have been constructing and operating cable television and communications systems in France since 1996. During 1999, we acquired several additional major cable television systems and UPC France is now one of the largest cable television providers in France. UPC France's initial operating companies constructed their networks with technology and capacity that enabled them to offer integrated video, voice and internet services. We are continuing to upgrade certain of the networks of our acquired French systems to be able to offer cable telephone and internet services in these systems as well. UPC France's major operations are located in suburban Paris, the Marne-la-Vallee area east of Paris, Lyon and in other towns and cities throughout France. We currently own through UPC France Holding B.V. 92% of Médiaréseaux S.A., which in turn holds all our interests in the distribution activities in France.

        Most of our French systems offer various tiers of cable television service. To increase its average monthly revenue per subscriber, UPC France began offering pay-per-view services in May 1998. We are expanding these revenue-generating services across our acquired systems. In addition UPC France launched a digital video product commercially in 2001.

        In June 1998, UPC France obtained a 15-year telephone and network operator license for an area that includes 1.5 million homes in the eastern suburbs of Paris. UPC France began offering telephone services, under the Priority Telecom brand in its existing cable television franchise area in March 1999 and has continued to roll out telephone services in 2000 and 2001 in suburban Lyon and Limoges.

        UPC France launched chello broadband's internet access services over the upgraded portions of its network in 1999. We launched chello broadband's internet access service in our systems in the suburban Lyon and Limoges areas in the second quarter of 2000.

        Germany: UPC Germany.     In October 2000, our 51% owned subsidiary, UPC Germany, acquired EWT/TSS, the fourth largest independent German broadband cable operator. EWT/TSS has cable operations throughout Germany, with the greatest concentration in Nordrhein-Westfalen, Berlin/Brandenburg and Sachsen/Thueringen. EWT/TSS is the second largest cable provider in Berlin, and has introduced cable telephone services in Berlin on a trial basis. Pursuant to the agreement to acquire EWT/TSS Group, we are required to fulfill a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. If we fail to make such contribution by such date, or in certain circumstances such as a material default by us under our financing agreements, the 49% owner in UPC Germany may call for 22% of the ownership interest in exchange for 1 Deutsche Mark. On March 5, 2002, we received notice of the holders' notice of exercise. Upon settlement of this exercise, our interest in UPC Germany will be reduced to 29% and we would no longer consolidate UPC Germany. In addition, we believe the delivery of the shares also extinguishes the contribution obligation.

        We also own approximately 25% of PrimaCom AG ("PrimaCom"), which owns and operates cable television networks in Germany. PrimaCom's footprint shares a significant geographic overlap with EWT/TSS.

        The Netherlands: UPC Nederland.     Our Dutch systems are our largest group of cable television and communications systems. We have had operations in the Netherlands since we were formed in 1995. We began upgrading a portion of our Dutch networks in 1997 and, as of December 31, 2001, approximately 87.9% of our network was fully upgraded. As our subscribers are located in large clusters, including the major cities of Amsterdam, Rotterdam, and Eindhoven, we have constructed a national fiber backbone to interconnect these regional networks. In addition to television services, UPC Nederland offers internet and telephone services over its upgraded network.

        As a result of the high penetration in our Dutch systems and the rate regulation of the basic tier in many of UPC Nederland's franchise areas, we have focused our efforts on increasing revenue per subscriber in these systems through the introduction of new video, telephone and internet services. Many of our Dutch systems have offered an expanded basic tier since late 1996 through the introduction of an analog decoder. We initially launched impulse pay-per-view services in April 1997. In 2001, we commenced the roll-out of digital video services in our Dutch systems.

        UPC Nederland launched its cable telephone service in Amsterdam in July 1997 and its Priority Telecom cable telephone service in many other parts of its network in May 1999. In some of our acquired systems, we launched cable telephone services in 2000 and 2001.

        Some of our Dutch systems had internet access services as early as 1997. We launched chello broadband's internet/data services in UPC Nederland's existing systems in early 1999. In 2000, we launched chello broadband in Rotterdam.

        During 2000 and 2001, we continued to integrate our Dutch acquisitions. We began the process of rationalizing the 11 legacy billing systems and four call centers inherited from our Dutch acquisitions. In

2001, we continued to focus on the bundling of our new services to achieve increased revenue per subscriber and we also achieved additional cost savings through continuing rationalization of operating activities.

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

        UPC Norge introduced Priority Telecom's cable telephone service in April 1999 in the upgraded portions of its network. UPC Norge launched an internet access service in March 1998 and introduced chello broadband service in April 1999. In 2001, we commenced the roll-out of digital video services.

        Sweden: UPC Sweden.     UPC Sweden operates cable television and communications systems servicing the greater Stockholm area. UPC Sweden launched internet services in 1999. We commenced a roll-out of digital video services in Stockholm during the fourth quarter of 2001.

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

Central and Eastern Europe

        In addition to the video, internet and telephone services we offer in Central and Eastern Europe, we have provided DTH services in the Czech Republic, Hungary, Poland and the Slovak Republic. In December 2001, we merged our Polish and United Kingdom DTH business into Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a subsidiary of Canal+ Group ("Canal+"). We are reviewing the strategic position of the DTH businesses in Czech Republic, Hungary and Slovak Republic.

        Czech Republic: UPC Ceská republika a.s.     Our Czech Republic subsidiary provides cable television services in the cities of Prague and Brno, the Czech Republic's second largest city. In October 27, 1999, we acquired 94.6% of Kabel Plus, the leading provider of cable television services in the Czech Republic. In September 24, 2000, we acquired DattelKabel, a Prague-based cable television operator.

        We offer a number of tiers of programming services in the Czech Republic. We launched DTH service during the third quarter of 2000, leveraging off our then existing DTH platform in Poland. During 2001 we launched internet services.

        Hungary: UPC Magyarorszag.     We have owned and operated systems in Hungary for nearly a decade. Our network in Hungary is approximately 49% two-way upgraded. We launched DTH service in the third quarter of 2000, leveraging off our then existing DTH platform in Poland. In the fourth quarter of 2000, UPC Magyarorszag launched chello broadband internet services. We currently offer a number of tiers of programming services.

        Monor, one of our Hungarian operating companies, has offered traditional switched telephone services since December 1994. Monor has the exclusive, local loop telephone concession for the region of Monor, which expires in the second half of 2003. We have an economic ownership interest in Monor of approximately 98.9%.

        Poland: UPC Polska.     In August 1999 we acquired @Entertainment, Inc., now called UPC Polska, Inc. which owns and operates the largest cable television system in Poland. UPC Polska's subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. In addition, until December 7, 2001, UPC Polska had a DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area. On August 10, 2001, we and Canal+, the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge our and their respective Polish DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In December 2001, UPC Polska merged its Polish and United Kingdom DTH assets with TKP, a subsidiary of Canal+, and placed EUR 30.0 million into an escrow account, which was used to fund TKP with a loan of EUR 30.0 million in the first quarter of 2002. For this we received a 25% ownership interest in TKP and EUR 150.0 million in cash. As part of this transaction, through a carriage agreement, the Canal+ Polska premium channel will also be available on UPC Polska's cable network. TKP will be managed and controlled by Canal+, which initially will own the remaining 75% of TKP. For accounting purposes, TKP was deemed the acquirer. UPC Polska's investment in TKP is recorded at fair value as of the date of the transaction. UPC Polska's carrying value of the Polish DTH assets being contributed was significantly higher than the determined fair value of its investment in TKP, leading to a write-down of 465.5 million at the date the transaction was consummated.

        UPC Polska currently offers cable subscribers three packages of cable television service. Some areas are offered a package of up to 60 channels. For an additional monthly charge, certain of the company's cable networks have offered two premium television services, the HBO Poland service and Wizja Sport. As part of the restructuring of UPC Polska's programming segment, UPC Polska discontinued Wizja Sport in December 2001. In February 2002, UPC Polska began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in the agreement governing the joint venture with Canal+. UPC Polska and TKP are currently negotiating the definitive long-term channel carriage agreement for carriage of Canal+Multiplex.

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

        Romania:     Since 1993, when we first entered the Romanian market, we have widened our customer base through acquisition and marketing activities in conjunction with build out. We entered into a joint venture with the owners of two Romanian cable television companies (collectively, "AST") to which our and AST's Romanian assets were contributed. Through 2001, we held a 70% interest in the joint venture and the former owners of AST held the remaining 30%. We acquired the 30% remainder of the partnership from the former owners for EUR 24.1 million, as a result of the former owner's exercise put right, requiring UPC to purchase all of their partnership interests effective December 31, 2001. The minority interest was acquired and the purchase price was paid in February 2002. Our Romanian systems offer subscribers two or three different tiers of programming.

        Slovak Republic: UPC Slovensko.     We are the largest cable operator in the Slovak Republic. We offer subscribers three tiers of cable television service. We launched DTH service in the Slovak Republic in the fourth quarter of 2000, leveraging its existing DTH platform in Poland.

UPC Media

        Our division, UPC Media, operates our converging internet and video content and programming businesses, including digital products, through chello broadband N.V., UPCtv and other of our subsidiaries. During most of 2001, chello broadband N.V. also operated all aspects of our internet business for residential customers, including internet access. In December 2001, the assets and employees relating to the technical network and systems access to the internet, were transferred from chello broadband N.V. to UPC Distribution. UPC Media focuses on four key areas: (i) chello broadband internet services; (ii) interactive television services; (iii) transactional television services, such as pay per view movies and (iv) pay television channels.

  chello broadband

        In 1998, we founded our chello broadband business for the purpose of developing a global broadband internet operation. The chello broadband product provides high speed access to the internet gateway, as well as local language content through the chello broadband portal. The chello broadband product was launched in early 1999, and at December 31, 2001, it had approximately 519,500 subscribers, including 8,900 subscribers on non-UPC networks. chello broadband products are offered to residential customers through UPC Distribution operating companies and to business customers in the Netherlands, Austria and Scandinavia through Priority Telecom. In addition, chello broadband N.V. offers its products to residential and business customers through the Austrian company Telesystems Tyrol. chello broadband N.V. was formed in 2000 as a subsidiary that would operate and market our internet services.

        Through these arrangements, chello broadband N.V. provides affiliated and non-affiliated companies with product development, aspects of customer support, local language broadband portals and marketing support for a fee based upon percentage of subscription and installation revenue as defined in the agreement. The agreement further provides that in the future the local operator will receive a percentage of the revenue from chello broadband e-commerce and advertising.

        chello broadband N.V. has long-term agreements with our operating companies for the distribution of broadband internet services to residential customers using the cable television infrastructure of the local companies, covering 5.0 million homes in Europe. chello broadband N.V. currently provides its services to residential customers through our subsidiaries in Austria, Belgium, France, the Netherlands, Norway, Sweden, Hungary and Poland. chello broadband N.V.'s agreements with our operating companies generally cover all the homes in their territory. Therefore as the operating companies' networks expand, chello broadband N.V's exclusive rights to distribute its services will expand as well. Until the fourth quarter of 2001, chello broadband N.V. had similar franchise arrangements with affiliates of UGC Holdings. However as part of a strategic review, chello broadband N.V. agreed with UGC Holdings to cease operations, and to withdraw as service provider, in New Zealand, Australia and Chile, where it had previously agreed to develop internet services for affiliates of UGC Holdings. As a result, we believe chello broadband will be able to better focus on its core markets in Europe.

        There is a separate arrangement in place with Priority Telecom N.V. for provision of chello broadband N.V. services to business customers. Priority Telecom N.V is marketing the chello brand name for this range of customers and chello broadband N.V. has a revenue sharing agreement in place for this.

        Until December 2001, chello broadband N.V. operated access, portal, content and, network aspects of our internet businesses. To achieve cost efficiencies and synergies across our operating groups, the chello technology group and associated network assets including AORTA were transferred from chello broadband N.V. into UPC Distribution in December 2001. As a result, the technical network and systems access to the internet are now operated by the UPC Distribution Group, with chello broadband N.V. providing affiliates product development, certain aspects of customer support, local language broadband portals, and marketing support for a fee based upon percentage of subscription and installation revenue as defined in the franchise agreement. As part of the transfer, certain elements of the chello broadband N.V. franchise agreement with our operating companies were revised to reflect changes in costs and operational responsibilities and chello broadband N.V. is expected to enter into a separate framework operating agreement and service level agreement with companies within the UPC Distribution group with regard to certain operational responsibilities.

        The primary components of the transferred network assets and systems are the network operations center, the backbone infrastructure, and the master and regional data centers containing servers, routers and associated software. This infrastructure allows internet traffic to be rerouted if parts of the network are congested or impaired. The core infrastructure connects Amsterdam, Stockholm, Vienna, Paris, Brussels, London, Oslo and New York. The network operations center is used to monitor the quality of services. This center located in Amsterdam, operates 24 hours per day, seven days per week, and manages the infrastructure, regional data centers, regional networks, head end facilities, servers and other components of the network infrastructure. During 2001, bandwidth-monitoring tools were introduced in conjunction with UPC Distribution, which are critical for effective network cost control. The bandwidth monitoring tools will enable us to introduce pricing policies, under which heavy internet users pay fees based on their use of the internet, rather than a fixed fee.

        In the provision of internet access services and online content, our chello broadband products face competition from incumbent telecommunications companies and other telecommunications operators, other cable-based internet service providers, non-cable-based internet service providers and internet portals. The internet services offered by these competitors include both traditional dial-up internet services and high-speed access services.

  Interactive Services

        We expect the development of interactive television ("iTV") services to play an important role in the take-up of our digital television product. Our Interactive Services Group within UPC Media is responsible for core digital products, such as electronic program guide ("EPG"), walled garden, television-based email, and PC/TV portals as well as other television and PC-based applications supporting various areas including communications services and enhanced television ("ETV") services. We expect to offer increasing support and services built upon the above core platform to enable products such as on-screen betting, broadcast synchronous interactive applications and games services. We have successfully completed the initial launch of our base set of services (such as EPG and walled garden) in both the Netherlands and Austria. Because these are new products that have not yet received significant customer acceptance, we are unable to predict when or if we will be able to market these products successfully.

  Transactional Television

        Transactional television, consisting of Near Video On Demand ("NVOD") and Video On Demand ("VOD"), is another important component of our digital services. Our current digital product in the Netherlands includes 36 channels of NVOD programming. In addition, we launched NVOD in Austria in 2001. UPC Media is in the process of developing VOD services for our affiliates and potentially third party cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming, and adult programming. However, since the VOD product is still under development, no assurance can be given when or if it will become successful.

   Pay Television

        UPC Media markets its own pay television products, consisting of a thematic channel bouquet launched by UPCtv in 1999. The current channels include various genres, such as extreme sports and lifestyles ("Extreme"); men's information and entertainment ("Avante"); women's information and entertainment ("Club"); and real life documentaries ("Reality TV"). The channels are distributed from our digital media center ("DMC") located in Amsterdam. We distribute these channels through our system, and also distribute certain of these channels to entities that are not affiliated with us and in countries where we do not currently operate. In addition, we currently have contracts with over 40 third parties enabling us to distribute other pay television programs. At the end of 2001, we undertook a strategic review of our thematic channels that resulted in the decision to rationalize our original eight thematic bouquet to a thematic bouquet of four channels and cease operations of visual arts, style and design channel ("Expo"), premium films channel ("Film1"), local sports programming channel ("Sport 1") and mind, body and spirit channel ("Innergy") during the fourth quarter of 2001 and during 2002.

        The DMC is a technologically advanced production facility that provides UPCtv and other broadcasters with production and post-production play out and transmission facilities. The DMC combines the ability to produce high-quality, customized programming by integrating various video segments, language dubbing, sub-titling and special effects, with up and down-link facilities for delivery to customers.

        In addition to the UPCtv channels and the third party distribution contracts, we have been involved in branded equity ventures for the development of country specific programming, including, Iberian Programming Services, Xtra Music, Cinenova, MTV Networks Polska and ATV. We are currently reviewing our various investments and may decide to divest certain of those investments.

        We also have a investment of approximately 21.2% of SBS Broadcasting SA, which creates, acquires, packages and distributes programming and other media content in many of our territories and elsewhere in Europe via commercial general entertainment television channels, radio stations and the internet.

Priority Telecom

        In 1998, we founded our Priority Telecom business for the purpose of providing telephone services to customers passed by our upgraded networks. Due to the potential value of our business customers, we decided to establish Priority Telecom N.V. as a separate CLEC, which would operate as our primary vehicle for providing telecommunication services to business customers and to spin-off the business customers of our local operating companies into Priority Telecom N.V.. In November 2000, a subsidiary of Priority Telecom N.V. merged with Cignal Global Communications ("Cignal"), a global carriers' carrier. As consideration for the merger between Priority Telecom N.V. and Cignal, the former shareholders of Cignal received 16% of the shares of Priority Telecom N.V. on a fully diluted basis, in return for their Cignal shares. Priority Telecom N.V. decided to close its international wholesale business during the second quarter of 2001. Through Priority Telecom N.V., our CLEC business is currently operating in metropolitan areas in the Netherlands, Austria and Norway. UPC Distribution's local operating companies continue to provide telephone services to residential customers using the Priority Telecom brand. As of December 31, 2001, Priority Telecom N.V. had approximately 7,800 business customers.

        Priority Telecom N.V. was listed on the Euronext Amsterdam stock exchange in September 2001. In connection with the listing, the capital structure of Priority Telecom N.V. was restructured, and we contributed additional equity to Priority Telecom N.V.. We currently hold approximately 79.1% of Priority Telecom N.V.'s outstanding shares. The former Cignal shareholders hold approximately 11.8% and the balance is held by a foundation reserving such shares for issuance pursuant to employee benefit plans.

        Priority Telecom N.V. has developed a product portfolio for advanced telecommunication solutions, including VOIP, InterLAN, IP-virtual private network ("IP-VPN") services and Application Service Provider ("ASP") enabling services. We believe these products will help us anticipate and meet changing business customer requirements. Some of these, such as VOIP, are new products using emerging technologies. Accordingly, we cannot predict when or if we will be able to market such products successfully.

        We expect Priority Telecom N.V. to be able to leverage substantially from the existing infrastructure of UPC Distribution's operating companies, allowing for efficient, cost-effective growth. The network used by Priority Telecom N.V. consists of indefeasible rights of use ("IRUs"), granted by UPC Distribution operating companies, to our metropolitan area fiber networks and a backbone connecting these fibre networks. Given the density of this fibre network, it is possible for Priority Telecom N.V. to connect business customers directly to its core metropolitan area networks that could only be connected by the incumbents in the past. We believe this provides strategic advantages for Priority Telecom N.V.. In addition, the dense network enables Priority Telecom N.V. to execute a "smart build" strategy. It allows "regular" CLEC extensions to the current footprint and addition of local tails for limited capital expenditure with a short execution time.

        The metropolitan and national networks used by Priority Telecom N.V. are based on 25-year IRUs granted to the UPC Distribution operating companies. As part of the IRU agreements, Priority Telecom N.V. pays UPC Distribution operating companies annual administration, operations and maintenance fees. In addition to the IRU agreements, Priority Telecom N.V. has access to the local tail circuits of UPC Distribution.

        We and our operating companies have also signed operating agreements with Priority Telecom N.V., whereby Priority Telecom N.V. offers a range of services to our operating companies and our operating companies offer a range of services to Priority Telecom. The services which we provide to Priority Telecom N.V. include equipment-, local loop- and other capacity leases, human resource, billing, information technology and co-location services.

        We and our operating companies intend to provide Priority Telecom N.V. with a variety of services and facilities made available under the operating agreements and indefeasible rights of use agreements, in support of Priority Telecom's telecommunications business, up to an aggregate value of EUR 50 million. Priority Telecom N.V. intends to finance these services as follows:

  •
  The operating agreements for Austria, the Netherlands and Norway will be subject to an addendum which amends the payment terms of the operating agreements to allow payments, to an aggregate of EUR 30 million, to be made in Series 1 Convertible Shares, cash or securities for services provided through December 2003;

  •
  Under the indefeasible rights of use agreements for the Netherlands, Austria and Norway, certain subsidiaries of Priority Telecom N.V. may purchase services and facilities over a 27-month period up to a value of EUR 20 million. The value of services received plus interest at a rate equal to the three-month EURIBOR plus 3.75%, compounded quarterly will be payable in cash 36 months from the date of invoice.

        Priority Telecom revised its strategic plans for using within Priority Telecom certain assets acquired in the Cignal transaction, because of reduced levels of private equity funding activity for CLEC businesses and a decision by us to complete a public offering of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When we and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price.

        Under the terms of a Shareholder's Agreement, entered into with the former shareholders of Cignal, we granted the Cignal shareholders an option to put their interest in Priority Telecom back to us if an initial public offering for Priority Telecom was not consummated by October 1, 2001. The value to be paid by us upon exercise of the put is the greater of the fair market value of the Cignal shareholder's interest in Priority Telecom or USD 200.0 million. The arrangement provided us with the option to pay for the put, if exercised, in either our shares or cash. We have received a notice purporting to exercise certain option rights of the former shareholders of Cignal. We believe these option rights did not exist at the time of the purported exercise, since they were granted subject to the condition that no initial public offering of Priority Telecom N.V. took place prior to October 1, 2001. We believe a successful initial public offering of Priority Telecom N.V. was completed prior to that date and, accordingly that the notice is not effective and accordingly we are entitled to disregard it.

        Priority Telecom faces competition from the incumbent telecommunications operators and from other CLEC operators in the countries in which it does business. Some of these operators have substantially more experience in providing telephone services and have substantively greater resources to devote to the provision of telephone services.

Other Information

  Employees

        As of December 31, 2001, we, together with our consolidated subsidiaries, had approximately 9,940 employees. Certain of our operating subsidiaries, including our Austrian, Dutch and Norwegian systems, are parties to collective bargaining agreements with some of their respective employees. We believe that we have in general a constructive relationship with our employees.

Regulation

        Our distribution, video, telephone and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in our Western European markets is harmonized under the regulatory structure of the European Union ("EU"). Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, our revenues, and the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnection obligations, open-network provision obligations and restrictions on content we deliver, including content provided by third parties. Failure to comply with current or future regulation could expose us to various penalties.

        In general, the regulatory environment in the EU countries in which we operate is to an increasing degree shaped by the EU framework. Since January 1, 1998, EU directives have set out a framework for telecommunications regulation that all EU Member States must follow. Regular implementation reports from the European Commission assess the compliance of Member States with the various requirements of the directives. In addition, the European Commission has taken action to enforce compliance on Member States. The EU is taking steps to substantially increase the level of harmonization across the whole range of communications and broadcasting services from January 1, 2003. In addition, all EU legislation is required to be implemented in those countries seeking EU membership before they accede to the EU. Thus, EU rules have a strong influence and foreshadowing effect in almost all of our countries of operation.

        Set forth below is an overview of the types of regulation that affect our various businesses, as well as a summary of the regulatory environment in the EU and certain countries in which we operate a significant proportion of our major systems.

European Union

        Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements European Union directives. Although not an EU Member State, Norway is a member of the European Economic Area and has generally implemented, or is implementing, the same principles on the same timetable as EU member states. The Czech Republic, Hungary, Malta, Poland, Romania and the Slovak Republic, which are in the process of negotiating their membership in the EU, have started adjusting their regulatory system to EU requirements. As a result, most of the markets in which we operate have been significantly affected by regulation initiated at the EU level.

        On December 12, 2001 the European Council of Ministers reached an informal agreement following the European Parliament's second reading vote on a proposed a suite of new directives which will revise the regulatory regime concerning communications services across the EU. These four directives were adopted by the Council of Ministers on February 14, 2002. Member States will be required to transpose them into their national law within 15 months after their publication in the European Official Journal, which will follow shortly after the agreement by the Council of Ministers. Additionally, there is one further directive still in an earlier stage dealing with data protection in the communications sector, which, it is thought, will be adopted shortly thereafter.

        The new regulatory framework seeks, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies will seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. The trend seems to be to use general competition laws rather than regulation to prevent dominant carriers from abusing their market power.

        Conditional Access for Video Services.     EU member states may regulate the offering of conditional access systems, such as set-top computers used for the expanded basic tier services offered by many of our operating companies. Under EU law, providers of conditional access systems may be required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters.

        Separation of Video and Telephone Operations.     In June 1999, the European Commission adopted a directive requiring member states to enact legislation directing certain telecommunications operators to separate their cable television and telecommunications operations into distinct legal entities. This directive is intended to aid the development of the cable television sector and to encourage competition and innovation in local telecommunications and high speed internet access. The directive includes competition safeguards to deter anticompetitive cross-subsidies or discrimination by incumbent telecommunications operators as they enter into cable television or broadband services. Our operations do not fall within the ambit of this directive. These provisions will be carried over into the new regulatory framework.

        Telephone Interconnection.     An EU directive sets forth the general framework for interconnection, including general obligations for telecommunications operators to allow interconnection with their networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis. Public telecommunications network operators with significant market power (which, although it may vary, is generally presumed when an operator has 25% or more of the relevant market) are subject to additional obligations. They must offer interconnection without discriminating between operators that offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection and carriage of telephone traffic. The directive also contains provisions on collocation of facilities, number portability with certain exceptions, supplementary charges to contribute to the costs of universal service obligations and other interconnection standards. As a result, if the principles in the directive are fully applied, our operating companies in the EU and Norway should be able to interconnect with the public fixed network and other major telecommunications networks on reasonable terms in order to provide their services. Following the entry into force of the new regulatory package interconnection rules will be subsumed into a wider access and interconnection Directive.

        Telephone Licensing.     EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization which is conditional upon "essential requirements," such as the security and integrity of the network's operation. Licensing conditions and procedures must be objective, transparent and non-discriminatory. In addition, telecommunications operators with significant market power, typically 25% of the relevant markets, may be required by member states to hold individual licenses carrying more burdensome conditions than the authorizations held by other providers. License fees can only include administrative costs except in the case of scarce resources where additional fees are allowed. Following the entry into force of the new regulatory package licensing rules will be subsumed into a new authorizations Directive. This will see a move to general authorizations rather than individual licenses in almost all cases.

        Broadcasting.     Generally, broadcasts emanating from and intended for reception within a country have to respect the laws of that country. EU member states are required to allow broadcast signals of broadcasters in other member states to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating member state. An international Convention extends this right beyond the EU's borders into the majority of territories in which UPC operates. An EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters.

        EU member states are required to permit a satellite broadcaster to obtain the necessary copyright license for its programs in just one country (generally, the country in which the broadcaster is established), rather than obtaining copyright licenses in each country in which the broadcast is received. This concession does not apply to cable distribution.

Distribution Infrastructure and Video Business

        Licenses.     Our operating companies are generally required to either obtain licenses, permits or other governmental authorizations from, or notify or register with, relevant local or regulatory authorities to own and operate their respective distribution systems. Generally, these licenses are non-exclusive. In many countries, licenses are granted for a specified number of years. For example, most of the licenses of our Israeli operating company expire in 2002 and we will seek renewal.

        The businesses of our operating companies are dependent on these licenses, permits and authorizations and the loss or non-continuation of them, as a result of noncompliance with their terms or otherwise, could have a material adverse effect on us. We believe we are in material compliance with the material terms of such licenses, permits and authorizations.

        In some countries, including Austria, France and Israel, we pay annual franchise fees based on the amount of our revenues. In other countries, the fee consists of a payment upon initial application and/or nominal annual payments.

        Video "Must Carry" Requirements.     In most countries where we provide video and radio services, we are required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. Certain countries have adopted additional programming requirements. For example, in France various laws restrict the content of programming we are allowed to offer. In parts of Belgium, we must seek authorization for distribution of non-EU programming. In Israel, cable television providers must obtain an authorization from their cable programming offerings and must spend at least 15% of their programming expenses on local programming.

        Pricing Restrictions.     Local or national regulatory authorities in many countries where we provide video services also impose pricing restrictions. Generally, in these cases, basic tier price increases must be approved by the relevant local or national authority. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices. These price restrictions are generally not applied to expanded basic tier or digital programming.

Telephone Business

        The liberalization of the telecommunications market in much of Europe allowed new entrants like us to enter the telephone services market. The regulatory situation in most of the Eastern European markets in which we operate and in Israel currently precludes us from offering traditional switched telephone services.

        Generally, our operating companies are required to obtain licenses to offer telephone services, although, in some countries, we need only register with the appropriate regulatory authority. Our operating companies and Priority Telecom N.V. are dependant on these licenses for the conduct of their telephone businesses and the loss or non-continuation of them, as a result of noncompliance with their terms or otherwise, could have a material adverse effect on us. We believe we are in material compliance with the material terms of such licenses, permits and authorizations. Our operating companies have, to date, generally not been subject to telephone rate regulation but would become subject to such regulation in a number of jurisdictions if they are deemed to hold significant market power, typically defined as at least 25% market share in a relevant market. In some countries, we must notify the regulatory authority of our tariff structure and any subsequent price increases.

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

        Programming.     The Polish programming we produce and one of our UPCtv channels are licensed in the United Kingdom by the Independent Television Commission as satellite television services. Some of our UPCtv channels are licensed in the Netherlands. This programming is then retransmitted under the European Convention on Transfrontier Broadcasting.

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

        Should we become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, we may face further regulatory scrutiny. Regulators may prevent certain acquisitions or permit them only subject to certain conditions. In a number of non-EU jurisdictions where our operating companies have a significant market presence, we are subject to certain limitations. For example, in Hungary a single cable operator may not provide service to homes exceeding in the aggregate one -sixth of the Hungarian population.

The Netherlands

        In the Netherlands debates are ongoing about if, when and how third parties should be allowed access to cable networks given the high penetration of cable infrastructure in the Netherlands (exceeds 90%). In the summer of 2000, the Dutch government committed to produce a law on access to cable, in line with the EU framework, within two years. This law was finally sent to the Dutch Parliament in January 2002. There can be no certainty at the moment as to the final form of any such law, if passed, nor of the way in which it will be implemented by the regulatory authorities should it come into force. We expect debate on this issue at national and European level to continue for some time. Furthermore, it is unclear which economic model would support such access, especially given the early stage of the introduction of internet services on cable networks in the Netherlands and the small market share internet access via cable has in the overall internet access market.

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

        On January 1, 2001, the Polish Parliament passed a new Telecommunications Law. Under the new Telecommunications Law only the operation of public telephone networks and the operation of public networks used for the broadcasting or distributing of radio and TV programs are required to obtain a telecommunications permit to be issued by a new regulatory authority, the Office of Telecommunications Regulation ("OTR"). Other types of telecommunications activities, such as data transmission and internet access services, are subject to registration with the OTR.

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

Item 3. Legal Proceedings

        The following is a description of the legal proceedings to which we or one of our subsidiaries is a party. In addition, from time to time, we may become involved in litgation relating to claims arising out of our operations in the normal cause of our business. In the opinion of our management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on our subsidiaries' business, results of operations, financial condition or liquidity.

        On July 4, 2001, InterComm Holdings LLC, InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on us, UGC Holdings, and our subsidiaries, Belmarken Holding B.V. and UPC France Holding B.V.. The claimants allege breaches of obligations allegedly owed by us in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A.. The claimants seek relief in the nature of immediate acceleration of an alleged right to require us or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than EUR 70 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief, however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. We and our affiliates, as respondents, deny these claims and intend to defend against claimants' allegations vigorously. On July 23, 2001 the ICF Party obtained an order granted by the civil court of Meaux (Juge de l'execution of the Tribunal de Grande Instance of Meaux) for the attachment of Médiaréseaux S.A.'s shares held by UPC France Holding B.V. by means of unilateral proceedings without enabling the latter to defend itself. This attachment order has since been dissolved. We are vigorously defending the arbitration proceedings and have filed appropriate counter claims.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our ordinary shares A trade on the Euronext stock exchange under the symbol "UPC" and American Depositary Shares ("ADSs") representing our ordinary shares A trade on the Nasdaq National Market under the symbol "UPCOY." Each ADS represents one ordinary share A. The following table shows the range of high and low sales prices reported on Euronext and Nasdaq:

	Euronext		Nasdaq
	High	Low	High	Low
	(in Euros)		(in U.S. dollars)
Year ended December 31, 2000:
First Quarter	84.90	31.83	79.46	33.75
Second Quarter	52.00	17.89	49.63	16.75
Third Quarter	34.50	21.63	32.00	17.94
Fourth Quarter	24.20	8.65	21.06	8.69
Year ended December 31, 2001:
First Quarter	17.60	5.60	15.88	5.13
Second Quarter	8.50	2.12	7.48	2.02
Third Quarter	3.02	0.23	2.55	0.19
Fourth Quarter	0.76	0.28	0.65	0.25

        As of April 9, 2002, there were approximately 59 registered holders of our ADS's. We generally do not know who the owners of our ordinary shares A are since they are held in bearer form.

        We have never paid cash dividends on our ordinary shares A.

Amsterdam Exchange–Negative Equity

        As of December 31, 2001 we had negative shareholders' equity. This does not affect the fundamentals of our business and is a function of significant capital investment with correspondingly high depreciation and amortization charges, typical of the telecommunications industry. Upon occurrence of the event, we promptly reported this deficit to the Euronext. As expected, the Euronext stock exchange has put our shares on the so called "penalty bench" until such time as we return to positive shareholders' equity. In addition, on February 14, 2002, Euronext removed our shares from the AEX index after a three-month notice period. This has not, however, resulted in a delisting of our shares, which are still freely tradeable. We believe that the status of our shares on Euronext will not have an impact on our business operations, although we believe it will have a negative effect on our stock price and could adversely affect our ability to raise equity in the future.

        By letter of February 15, 2002, Euronext confirmed that once a company has been referred to the penalty bench it is Euronext's consistent policy not to lift the measure until such time as a financial restructuring of a company has been completed resulting in the shareholders' equity of such a company meeting at least the level required in order to be listed on the Euronext, and other Euronext requirements according to its rules are satisfied. Euronext confirmed that we would need to satisfy the following in order for the penalty bench measure imposed on us to be lifted:

  •
  we will need to receive unconditional commitments for a financial restructuring that will result in having adequate shareholders' equity to safeguard that our shareholders' equity will in the foreseeable future not again turn negative,

  •
  the consequences for the holders of our ordinary shares now traded on Euronext will need to be known, and

  •
  our equity will need to receive a sufficiently large free float.

        In accordance with article 108A, book 2 of the Dutch Civil Code, we will address the issue of negative equity at our next general shareholders' meeting.

Nasdaq National Market Listing Requirements

        Our ordinary shares are traded in the form of American Depositary Receipts ("ADRs") on the Nasdaq National Market under the symbol "UPCOY." Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. Following our third quarter results announcement on November 14, 2001 and as a result of reporting negative shareholders equity we are currently listed on the Nasdaq National Market under Standard Two. The minimum bid price applicable to us for continued listing under Standard Two is USD 3.00.

        On September 27, 2001, Nasdaq announced a suspension of the minimum bid requirements for continued listing. The suspension of these requirements remained in effect until January 2, 2002, when they were reinstated.

        On January 2, 2002, our stock was trading below the USD 3.00 minimum bid price and has not traded above USD 3.00 to date. On February 14, 2002, we were informed, through a notification from Nasdaq, that we would be delisted on May 15, 2002, if the stock does not trade for 10 consecutive trading days above USD 3.00 during a 90 day cure period, beginning February 15, 2002. By response letter, we informed Nasdaq about our restructuring process and invited Nasdaq to engage with us in a dialogue on the matter. Should our shares continue to trade below the minimum bid requirement throughout the cure period, we would be subject to having our ADRs no longer eligible for trading on the Nasdaq National Market. Such a development could have an adverse effect on our stock price.

Item 6. Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from our audited consolidated financial statements, as restated for 1998 and 1997 to include the financial data of Monor Communications Group, Inc., Tara Television Limited and Ibercom, Inc. for all periods in which their operations were part of UGC Holdings' consolidated results. On December 11, 1997, UGC Holdings acquired the 50% of our company that it did not already own from Philips. As a result of this acquisition and the associated push-down of UGC Holdings' basis on December 11, 1997, the financial information for the years ended December 31, 2001, 2000, 1999 and 1998 is presented on a "post-acquisition" basis. We adopted the Euro reporting as our currency effective December 31,1999. We have retroactively restated financial information for all periods presented using the exchange rate fixed on January 1, 1999 of EUR 1.0 to 2.20371 Dutch Guilders. The consolidated financial data set forth below for our company is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes, as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under those indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes. As of March 31, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        On February 1, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we signed a Memorandum of Understanding with United and UGC Holdings. The Memorandum of Understanding describes a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of our senior notes and senior discount notes to attempt to reach agreement on a means to restructure our indebtedness at the holding company level.

        Our failure to make the February 1, 2002, interest payment on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010, and the resulting Events of Default under the indentures relating to our senior notes and senior discount notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., our indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, our majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the Exchangeable Loan.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over operating companies within this group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under those facilities give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of our failure to make the interest payment due on February 1, 2002, on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, any future failure by us to make the interest payment due on May 1, 2002 on our outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009 within the applicable cure periods, or any resulting cross defaults.

        Each of these waivers will remain effective until the earlier of

  •
  June 3, 2002,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into our ordinary shares in accordance with the terms of the Memorandum of Understanding, or five business days after United has given notice to us that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by us of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects us to a EUR 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place

        As of April 12, 2002, we had not made the interest payment on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010, and none of the defaults described above have had a material adverse effect on the operations of our subsidiaries or their or our relationships with customers, suppliers and employees.

        The occurrence of the events of default described above also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On March 5, 2002, we received notice of the holders' notice of exercise. After settlement of this exercise, our interest in UPC Germany will be reduced to 29%. The involved parties are in discussion about this exercise notice.

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and a steering committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. Currently, United and its advisors and the noteholders' steering committee and its advisors are conducting due diligence about us and our current financial condition. We have not reached any decisions with either United or the noteholders' steering committee regarding the terms or timing of a debt restructuring. We expect that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of our existing shareholders, a loss of some or all of the fair value of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan. Since we are in preliminary discussions with United and the noteholders' steering committee, we cannot predict the terms or the timing of our restructuring. In addition, we cannot assure you that we will be able to reach agreement with either United or the noteholders on mutually satisfactory terms for the debt restructuring.

        If we are unable to reach agreement on the terms of the debt restructuring or are otherwise unable to successfully complete an agreed upon restructuring plan for our debt, we may seek relief under a debt moratorium, leading to a suspension of payments, or bankruptcy proceeding under applicable laws. If we seek relief under either of these proceedings, or any other laws that may be available to us, holders of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in our securities. Such proceedings could result in material changes in the nature of our business, material adverse changes to our financial condition and results of operations or our liquidation.

        In a separate transaction on February 1, 2002, we amended two swap agreements with a bank effective as of January 31, 2002 and as more fully described in the Form 8-K we filed with the Securities and Exchange Commissions on such date. The swap agreements were entered into in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provides that the bank's obligations to us under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank is entitled to offset, and will deliver to us, approximately EUR 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of our senior notes and senior discount notes held by that bank. Upon offset against, and delivery to us of, the senior notes and senior discount notes, our indebtedness will be reduced by approximately EUR 400 million and we will recognize an extraordinary gain.

        We have experienced net losses since formation. As of December 31, 2001, there was substantial uncertainty whether our sources of capital, working capital and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. In addition, as a result of the events of default described above, our senior notes,senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. Our ability to continue as a going concern is dependent on (i) our ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of our ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect.

SELECTED CONSOLIDATED FINANCIAL DATA

	UPC
	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands of Euros, except per share data)
Statement of Operations Data:
Service and other revenue	1,378,764	1,000,825	447,501	185,582	153,040
Operating expense	(931,817)	(714,906)	(293,778)	(62,830)	(53,777)
Selling, general & administrative expense	(613,086)	(569,121)	(466,260)	(218,587)	(54,030)
Depreciation and amortization	(1,097,822)	(718,669)	(266,070)	(85,150)	(60,302)
Impairment and restrucuring charges	(1,687,948)	–	–	–	–

Net operating loss	(2,951,909)	(1,001,871)	(578,607)	(180,985)	(15,069)
Interest income	49,655	44,345	20,104	3,357	2,955
Interest expense	(919,570)	(753,231)	(178,448)	(47,355)	(32,100)
Provision for loss on investment	(375,923)	–	–	–	–
Gain (loss) on sale of business	(468,306)	(3,482)	1,501	–	–
Foreign exchange gain (loss) and other expense	(172,437)	(177,803)	(22,561)	(1,606)	(27,205)

Net loss before income taxes and other items	(4,838,490)	(1,892,042)	(758,011)	(226,589)	(71,419)
Share in results of affiliated companies, net	(186,047)	(116,690)	(29,760)	(28,962)	(11,552)
Minority interests in subsidiaries	543,092	23,887	1,651	523	69
Income tax benefit (expense)	39,616	(3,930)	1,822	(551)	748

Net loss before cumulative effect of change in accounting principle	(4,441,829)	(1,988,775)	(784,298)	(255,579)	(82,154)
Cumulative effect of change in accounting principle	21,349	–	–	–	–

Net loss	(4,420,480)	(1,988,775)	(784,298)	(255,579)	(82,154)

Basic net loss attributable to common shareholders	(4,540,791)	(1,996,408)	(784,298)	(255,579)	(82,154)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle	(10.32)	(4.56)	(2.08)	(1.03)	(0.30)

Basic and diluted net loss per ordinary share	(10.27)	(4.56)	(2.08)	(1.03)	(0.30)

Weighted-average number of ordinary shares outstanding	442,226,377	438,041,841	377,969,829	247,915,834	275,421,933

	UPC
	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands of Euros, except per share data)
Selected Balance Sheet Data:
Non-restricted cash and cash equivalents	855,001	1,590,230	1,025,460	13,419	45,443
Other current assets	479,172	402,544	311,202	61,735	38,762
Investments in and advances to affiliated companies	193,648	685,288	242,847	223,737	187,706
Property, plant and equipment	3,754,330	3,709,352	1,974,817	273,628	220,075
Intangible assets	3,003,503	5,119,892	2,611,413	308,585	313,129
Total assets	8,475,464	11,968,439	6,802,272	938,317	869,309
Short-term debt and current portion of long-term debt(1)	9,274,941	69,692	213,532	159,664	116,855
Other current liabilities	1,175,463	1,263,107	565,207	110,956	84,150
Long-term debt	469,990	8,244,337	3,966,490	533,078	438,397
Other non-current liabilities	243,962	46,801	88,028	156,510	26,377

Total liabilities	11,164,356	9,623,937	4,833,257	960,208	665,779

Minority interest in subsidiaries	152,096	831,132	11,895	11,768	3,955
Convertible preferred stock	1,505,435	1,392,251	–	–	–
Total shareholders' equity (deficit)	(4,346,423)	121,119	2,020,200	(33,659)	199,575

(1)
As discussed in Note 2 "Risks and Going Concern Uncertainties", to our consolidated financial statements for the year ended December 31, 2001, as of March 3, 2002, the Company is in default under its senior notes and senior discount notes, the UPC Distribution Bank Facility, the Exchangeable Loan and the EWT Facility. Accordingly these borrowings have been reclassified to current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis, as well as the discussions in Items 1 and 3 of this Annual Report on Form 10-K, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, and be identified by statements concerning our future plans and strategies, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as our contemplated restructuring. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost, and effectiveness of technological developments, competitive factors, our ability to complete announced transactions and to manage and grow our newer telephone, digital and internet/data services. With respect to our announced restructuring, these factors include our ability to negotiate the terms of this proposed restructuring with our bondholders, banks and other debt holders. These forward-looking statements apply only as of the time of this Annual Report on Form 10-K and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based.

        The report of our independent public accountants, Arthur Andersen, on our consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our management's plans in regard to these matters are described in Item 8 "Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Investors in our company should review carefully the report of Arthur Andersen. There can be no assurance we will be able to continue as a going concern.

        The following discussion and analysis of financial condition and results of operations covers the years ended December 31, 2001, December 31, 2000 and December 31, 1999, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise.

Recent Developments

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes, as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under those indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes. As of March 31, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        On February 1, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we signed a Memorandum of Understanding with United and UGC Holdings. The Memorandum of Understanding describes a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of our senior notes and senior discount notes to attempt to reach agreement on a means to restructure our indebtedness at the holding company level.

        Our failure to make the February 1, 2002, interest payment on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010, and the resulting Events of Default under the indentures relating to our senior notes and senior discount notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., our indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, our majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the Exchangeable Loan.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over operating companies within this group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under those facilities give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of our failure to make the interest payment due on February 1, 2002, on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, any future failure by us to make the interest payment due on May 1, 2002 on our outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009 within the applicable cure periods, or any resulting cross defaults.

        Each of these waivers will remain effective until the earlier of

  •
  June 3, 2002,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into our ordinary shares in accordance with the terms of the Memorandum of Understanding, or five business days after United has given notice to us that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by us of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects us to a EUR 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

        As of April 12, 2002, we had not made the interest payment on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, and none of the defaults described above have had a material adverse effect on the operations of our subsidiaries or their or our relationships with customers, suppliers and employees.

        The occurrence of the events of default described above also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On March 5, 2002, we received notice of the holders' notice of exercise. After settlement of this exercise, our interest in UPC Germany will be reduced to 29%. The involved parties are in discussion about this exercise notice.

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and a steering committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. Currently, United and its advisors and the noteholders' steering committee and its advisors are conducting due diligence about us and our current financial condition. We have not reached any decisions with either United or the noteholders' steering committee regarding the terms or timing of a debt restructuring. We expect that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of our existing shareholders, a loss of some or all of the fair value of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan. Since we are in preliminary discussions with United and the noteholders' steering committee, we cannot predict the terms or the timing of our restructuring. In addition, we cannot assure you that we will be able to reach agreement with either United or the noteholders on mutually satisfactory terms for the debt restructuring.

        If we are unable to reach agreement on the terms of the debt restructuring or are otherwise unable to successfully complete an agreed upon restructuring plan for our debt, we may seek relief under a debt moratorium, leading to a suspension of payments, or bankruptcy proceeding under applicable laws. If we seek relief under either of these proceedings, or any other laws that may be available to us, holders of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in our securities. Such proceedings could result in material changes in the nature of our business, material adverse changes to our financial condition and results of operations or our liquidation.

        In a separate transaction on February 1, 2002, we amended two swap agreements with a bank effective as of January 31, 2002 and as more fully described in the Form 8-K we filed with the Securities and Exchange Commissions on such date. The swap agreements were entered into in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provides that the bank's obligations to us under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank is entitled to offset, and will deliver to us, approximately EUR 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of our senior notes and senior discount notes held by that bank. Upon offset against, and delivery to us of, the senior notes and senior discount notes, our indebtedness will be reduced by approximately EUR 400 million and we will recognize an extraordinary gain.

        We have experienced net losses since formation. As of December 31, 2001, there was substantial uncertainty whether our sources of capital, working capital and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. In addition, as a result of the events of default described above, our senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. Our ability to continue as a going concern is dependent on (i) our ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of our ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect.

Introduction

        We own and operate broadband communications networks and services in 17 countries in Europe and in Israel. Our operations are organized into three principal divisions. UPC Distribution, which delivers video, internet and telephone services to residential customers (the "Triple Play"). UPC Media, which comprises our converging chello broadband internet business and our content and programming businesses, led by UPCtv. UPC Media's operations also include our digital products. Priority Telecom, which operates our CLEC business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telephone services to residential customers through UPC Distribution.

        Our subscriber base is one of the largest of any group of broadband communications networks operated across Europe. Our goal is to enhance our position as a leading pan-European distributor of video programming services and to become a leading pan-European provider of telephone, internet and enhanced video services, offering a one-stop shopping solution for residential and business communication needs. We plan to execute on this goal by increasing the penetration of our new services, such as digital video, telephone and internet, primarily within our existing customer base.

        Since formation, we have developed largely through acquisitions and growth in new services, which have resulted in significant growth in our consolidated revenues and expenditures.

        During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. Our strategic vision has changed our focus from an aggressive digital roll-out to increasing the volume of our sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

        On September 27, 2001, Priority Telecom N.V. completed its initial public offering. Priority Telecom N.V. prepares separate financial statements and separately announces its results, on the basis on accounting principles generally accepted in the Netherlands. These separate financial statements and results may differ from the financial information contained in this Annual Report on Form 10-K, which is based on accounting principles generally accepted in the United States.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 3 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.

Revenue Recognition

        Revenue related to the provision of cable television, internet, telephone and DTH services to customers are recognized in the period in which the related services are provided. Initial installation fees related to cable television services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnection's are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Recoverability of Tangible and Intangible Assets

        We assess the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends.

        When we determine that the carrying value of long-lived tangible assets, identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate the future cash flows to determine if we need to take an impairment charge. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, we recognize an impairment loss. The measurement of the impairment loss is based on the fair value of the asset which we generally determine using a discounted cash flow approach. Additionally, we include recent comparable transactions in the market in our analysis of fair value.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based upon our assessment of probable loss related to overdue accounts receivable. Upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Investments In and Advances to Affiliated Companies, Accounted for Under the Equity Method

        We hold minority interests in companies having operations in areas within our strategic focus, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Services

        To date, our primary source of revenue has been analog video entertainment services to residential customers. We believe that an increasing percentage of our future revenues will come from telephone, internet and digital video services within the residential market, as well as the expansion of our internet and telephone services to business customers through Priority Telecom N.V. The introduction of telephone services and internet services had a significant negative impact on Adjusted EBITDA during 2000 and 2001. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against incumbent operators. We intend for internet, telephone and digital services to be Adjusted EBITDA positive in the areas are introduced within two or three years after introduction of the services, but there can be no assurance this will occur in any area. We believe that increasing subscribers to such services will continue to have a negative impact on Adjusted EBITDA due to the costs of developing such services in new areas and the one-time costs associated with obtaining a customer.

        UPC Distribution–Video.     We currently offer our subscribers some of the most advanced analog and digital video services available today and a large choice of radio programs. In many systems, for example, we have introduced impulse pay-per-view services, which enable subscribers to our expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control. We plan to continue improving our expanded basic tier offerings by adding new channels and, where possible, migrating popular commercial channels into an expanded basic tier service. Generally, basic tier pricing is regulated by media law and local licenses, while the expanded basic tier is not price-regulated, although it will be subject to the general rules of competition law. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres, and by increasing the number and time availability of pay-per-view offerings.

        The increased channel capacity provided by digitalization will enable us to offer digital subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization allows us to provide value added services such as digital music, walled garden, interactive television and basic e-mail functionality. The increased channel capacity provided by digitalization enables digital subscribers to customize their subscriptions for our products and services to suit their lifestyles and personal interests. We also provide our digital subscribers with customizable programming guides that enables them to program their favorite channels and also allows parents to restrict their children's viewing choices. Because many of these products and services are new and have not achieved market acceptance, there can be no assurance when or if we will be able to market them successfully.

        UPC Distribution–Telephone.     Our operating companies provide local national and international long distance telephone services branded as Priority Telecom to residential customers. Our operating systems offer a full complement of telephone services to residential customers, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

        UPC Distribution–Internet.     We operate our internet business for residential customers locally through our operating companies. Our local operating companies provide subscribers with high-speed internet access via their cable modem. We provide subscribers cable-based internet access that is always-on for a flat fee. In 2001, we introduced network monitoring tools. These tools will allow us to comprehensively monitor our fair-use pricing policy, under which heavy internet users pay fees based on their use internet, rather then a fixed fee. The fair use policy provides customers with an understanding of acceptable bandwidth usage associated with the flat fee residential subscription, as well as allow us to offer more sophisticated products for heavy users.

        UPC Media.     UPC Media provides internet services through chello broadband N.V. and our programming services led by UPCtv. In addition to internet access and pay television, UPC Media is developing interactive services and transactional tv services for our digital product. In December 2001, we transferred the assets and employees relating to the technical network and systems access to the internet from chello broadband N.V. to our UPC Distribution operating companies. As a result of this transfer, going forward, the intercompany revenue reported by UPC Media will reduce.

        chello broadband provides our local operating companies and non-affiliated local operators with product development, certain aspects of customer support, local language broadband portals, and marketing, through franchise agreements. During 2000 and 2001, substantially all of chello's revenues were subscription- and installation fee-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. Until December 2001, chello broadband N.V. also provided internet access services through our operating companies. In December 2001, our assets and employees relating to the technical network and systems access to the internet were transferred from chello broadband N.V. to UPC Distribution, and the franchise and fee arrangements were modified. As a result we expect that chello broadband's proportionate share of internet-based revenue, and the relative amount of associated intercompany eliminations, will decline in 2002. We believe we have an opportunity to increase non-affiliated revenue through the chello broadband service in future years. However, we cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets.

        We plan to introduce interactive services and products, which support our planned digital roll-out across Europe. These services and products include PC/TV portals, interactive/enhanced television, walled garden, EPG and television-based email, as well as other television and PC-based applications supporting various areas including communication services and ETV services. UPC Media's transaction television services include NVOD, which is currently offered in various areas, and VOD services, which are still being developed. We expect to be able to offer transactional services both to our affiliates and non-affiliates. Certain of these products and services involve new technologies that have not yet been broadly accepted or, in some cases, introduced into the market places. Accordingly, we cannot predict when or if we will be able to market these products and services successfully.

        UPCtv has developed and operated eight pay television channels of various genres since May 1999, although we decided during the fourth quarter of 2001 and during 2002 to close four of the eight channels. We have constructed a pan-European digital distribution platform designed for the state of the art production and the digital distribution of our new channels and other signals to our upgraded networks. During 2000 and 2001, substantially all of our programming businesses' revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the media group's service in future years. We cannot predict whether our products and services will become accepted or profitable in these markets.

        Priority Telecom.     Priority Telecom operates our competitive local exchange carrier business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telecommunications services to residential customers through UPC Distribution. Services varies in different countries, covering the range of voice, data, IP and hosting. In the course of 2000, Priority Telecom brought together a separate management team responsible for the provisioning of these services to business customers. Priority Telecomalso offers internet services to business customers, using chello broadband and UPC Distribution operating companies as preferred suppliers.

Pricing

        UPC Distribution–Video.     We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming. For our digital set-top computer, we are collecting a customer deposit as security.

        UPC Distribution–Telephone.     Revenue from residential telephone services usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve growth from early market entry, we generally price our telephone service at a discount compared to services offered by incumbent telecommunications operators. However, we are in the process of revising this strategy in order to improve gross margin.

        UPC Distribution–Internet.     To date, virtually all of our revenues have been derived from monthly subscription fees. As part of special sales programs, local operators may choose to waive or discount the installation fee as part of such program, although in most instances we collect a customer deposit. In the future, we may generate additional revenues from advertising and e-commerce as we develop our digital set-top computer services. Currently, our services are offered to residential subscribers at flat subscription fees. Following the introduction of bandwidth monitoring tools, we anticipate charging tiered pricing levels which more accurately reflect the individual consumption of bandwidth. For business subscribers to services other than our standard broadband internet access services, we generally agree the pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

        UPC Media.     chello broadband provides internet and other services to UPC Distribution for a fee based upon a percentage of subscription and installation revenue. We expect the fee payable to chello broadband to decline in 2002 as a result of changes to the intercompany internet service and fee arrangements. For our programming channels, including our UPCtv channels, UPC Media charges cable operators on a per-subscriber basis. Charges for transactional television are event-based and are charged per transaction.

        Priority Telecom.     Pricing differs based on type of service used. Revenue from voice services usually consist of a flat monthly fee plus an usage based charge. Data, internet protocol ("IP") and hosting services are typically billed flat by month.

Costs of Operations

        UPC Distribution–Video.     Direct operating costs include the costs of programming, which are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Indirect operating costs include franchise fees and operating expenses necessary to provide service to the subscriber. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other indirect operating expenses include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

        UPC Distribution–Telephone.     Direct operating costs consist mainly of the cost of interconnection. Interconnection costs are variable based upon usage as determined through negotiated interconnection agreements. Indirect operating costs include number portability fees, network operations, customer operations and customer care. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

        UPC Distribution–Internet.     Direct operating costs for our local operating companies include the franchise fee paid to chello broadband for internet access. We expect costs attributable to franchise fees to decrease in 2002 as a result of modifications that have been made to the internet service fee arrangements between chello broadband and UPC Distribution. Indirect operating costs include personnel, service vehicles, maintenance and facilities. Operating costs for internet connectivity consist primarily of leased-line and network related costs for connecting subscribers to the internet. We expect UPC Distribution's indirect operating costs for internet connectivity to increase in 2002 as a result of modifications made to the internet service and fee arrangements between chello broadband and UPC Distribution. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

        UPC Media.     Operating costs for our interactive television, transactional services and pay television groups within UPC Media include the costs of programming rights, portal design and development, production costs, and distribution costs, including transponder fees and operating costs. A significant portion of these costs are fixed in nature through contract commitments. Selling, general and administrative expenses include branding, marketing, personnel-related costs, legal and accounting, office facilities and other overhead costs. In December 2001, we transferred the assets and employees relating to the technical network and systems access to the internet from chello broadband N.V. to our UPC Distribution operating companies. As a result of this transfer, going forward, the costs associated with the assets and employees relating to the technical network and system access will no longer form part of UPC Media's cost base.

        Priority Telecom.     Operating costs include costs of installation of our customers and costs of ownership and management of our part of the network. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

Results of Operations

Revenue

        The following table presents an overview of our revenue by segment for the years ended December 31, 2001, 2000 and 1999.

	Revenue for the Years Ended December 31, 2001
	2001	2000(1)	1999(2)
	(In thousands of Euros)
Triple Play Distribution(3)	1,115,218	839,695	428,676
DTH	84,534	58,448	7,728
Programming	82,194	61,657	13,999
Other	53,701	5,271	1,392
Intercompany Eliminations	(78,963)	(59,887)	(11,408)

Total Distribution	1,256,684	905,184	440,387

Priority Telecom	230,485	88,061	–
UPC Media	84,610	41,545	8,374
Corporate, IT & Other	4,228	3,662	6,063
Intercompany Eliminations	(197,243)	(37,627)	(7,323)

Total	1,378,764	1,000,825	447,501

(1)
For the twelve months ended December 31, 2000, the revenue for our CLEC activities in the Netherlands, Austria and Norway have been reclassified from UPC Distribution to Priority Telecom, which is consistent with the presentation for the twelve months ended December 31, 2001.

(2)
For the twelve months ended December 31, 1999, the revenue for our CLEC activities are included in Triple Play revenue as the data relating to the CLEC activities that we substantially carved out is not available for 1999.

(3)
Triple Play includes cable television, telephone, internet and digital for residential customers.

2001 compared to 2000

        Revenue increased 377.9 million, or 37.8%, from 1,000.8 million for the year ended December 31, 2000 to 1,378.8 million for the year ended December 31, 2001. Of this increase, 351.5 million is from UPC Distribution, 142.4 million is from Priority Telecom, 43.1 million is from UPC Media and 0.6 million is from Corporate, IT and Other. Intercompany eliminations between UPC Distribution, UPC Media and Priority Telecom increased 159.6 million, from 37.6 million for the year ended December 31, 2000 to 197.2 million for the year ended December 31, 2001.

        UPC Distribution.     During the year ended December 31, 2001, revenue from UPC Distribution increased 351.5 million to 1,256.7 million, from 905.2 million for the year ended December 2000, a 38.8% increase. Increases of 275.5 million from Triple Play, 26.1 million from DTH, 20.5 million from Programming, and 48.4 million from Other were partially offset by a 19.1 million increase in intercompany eliminations.

        The increase of Triple Play revenue of 275.5 million is a combined result of the increased subscribers through organic growth and acquisitions, as well as increased average revenue per subscriber. Of the increase 120.6 million is from cable television and digital, 59.8 million from telephone, and 95.1 million from internet.

        The increase in cable television and digital revenue of 120.6 million is due to increased subscribers from acquisitions, as well as increased average revenue per subscriber and organic growth. Cable television revenue from K&T, included in our consolidated results effective March 31, 2000, totaled 65.4 million for the year ended December 31, 2001, compared to 45.1 million for the year ended December 31, 2000. Cable television revenue from EWT/TSS Group, which we included in our consolidated results effective October 1, 2000, totaled 48.0 million for the year ended December 31, 2001, compared to 10.5 million for the year ended December 31, 2000. The balance of the increase, 62.8 million is principally attributable to organic growth and increased average revenue per subscriber.

        The increase in telephone revenue of 59.8 million primarily relates to organic subscriber growth. Residential telephone subscribers increased 12.5%, from approximately 404,000 at December 31, 2000 to approximately 454,600 at December 31, 2001.

        The increase in internet revenue of 95.1 million relates primarily to organic subscriber growth and increased average revenue per subscriber, attributable in part to our launch of internet services in the second half of 2000, in Poland, Hungary and the Czech Republic. Internet subscribers increased 52.7% from approximately 343,300 at December 31, 2000 to approximately 524,100 at December 31, 2001. The acquisition of K&T, included in our consolidated results effective March 31, 2000, also contributed to increased internet revenue. Internet revenue from K&T totaled 15.4 million for the year ended December 31, 2001 compared to 4.5 million for the year ended December 31, 2000.

        The increase in DTH revenue of 26.1 million primarily relates to organic subscriber growth. The majority of the increase relates to our Polish DTH system. In addition, in the second half of 2000, we launched DTH service in our systems in Hungary, the Czech Republic and the Slovak Republic, leveraging off our existing DTH platform in Poland. As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Cyfra+ (TKP), a subsidiary of Canal+ Group, in which we have a 25% investment. As a result, going forward we will no longer record DTH revenue from Poland.

        In general, UPC Distribution programming revenue relates to revenue recognized for the provision and distribution of media content to our central European operations. The 20.5 million increase in revenue primarily relates to the launch of DTH services in Hungary, the Czech Republic and the Slovak Republic. The intercompany revenue is eliminated within our consolidated results. Intercompany revenues, relating to programming, for the year ended December 31, 2001 and 2000 were 79.0 million and 59.9 million, respectively.

        The increase in Other revenue of 48.4 million primarily relates to revenue recognized for the provision of network related services to Priority Telecom. UPC Distribution and Priority Telecom have entered into agreements for the provision by UPC Distribution of network, maintenance and operations services. This intercompany revenue is eliminated in our consolidated results.

        Priority Telecom.     Priority Telecom revenue increased 142.4 million from 88.1 million for the year ended December 31, 2000 to 230.5 million for the year ended December 31, 2001. The increase in revenue is primarily due to the acquisition of Cignal and to a lesser extent growth in the core business, where the focus is on targeting medium and larger sized business customers with a bundled offering.

        UPC Media.     UPC Media revenue increased 43.1 million from 41.5 million for the year ended December 31, 2000 to 84.6 million for the year ended December 31, 2001. The increase in UPC Media revenue is primarily attributable to chello broadband and to a lesser extent UPCtv. Of the UPC Media increase, chello broadband revenue increased 37.8 million from 32.0 million for the year ended December 31, 2000 to 69.8 million for the year ended December 31, 2001. chello broadband increased revenue through stable subscriber growth in 2001, and improved average revenue per subscriber. UPCtv revenue increased 5.2 million from 9.6 million for the year ended December 31, 2000 to 14.8 million for the year ended December 31, 2001. The growth in UPC Distribution's cable television and digital subscribers, on which UPCtv is dependent, positively impacted UPCtv's revenue.

        Intercompany eliminations.     Intercompany eliminations increased 159.6 million from 37.6 million for the year ended December 31, 2000 to 197.2 million for the year ended December 31, 2001. The intercompany elimination of 197.2 million for the year ended December 31, 2001, relates to inter-divisional revenue that is received by Priority Telecom, UPC Media, and UPC Distribution. Priority Telecom received 68.9 million of switch and interconnect revenue from UPC Distribution for Priority Telecom's services relating to UPC Distribution's residential customers. UPC Media received 72.7 million from UPC Distribution of which 66.2 million and 6.5 million relates to chello broadband and UPCtv, respectively. chello broadband provided affiliated local operators with high speed internet connectivity, caching, local language broadband portals and marketing support fee, based upon percentage of subscriptions and installation revenue, through franchise agreements. The services and fees under the franchise agreements will change in 2002 so that among other things, chello broadband's fee will be reduced. UPCtv provides programming services to UPC Distribution. UPC Distribution received 55.7 million in revenue from Priority Telecom, primarily relating to revenue recognized for the provision of network related services.

2000 compared to 1999

        Revenue increased 553.3 million, or 123.6%, from 447.5 million for the year ended December 31, 1999 to 1,000.8 million for the year ended December 31, 2000. Of this increase, 464.8 million is from UPC Distribution, 88.1 million is from Priority Telecom, 33.2 million is from UPC Media. The increase is partially offset by a 2.4 million decrease from Corporate, IT and Other. Intercompany eliminations between UPC Distribution, UPC Media and Priority Telecom increased 30.3 million from 7.3 million for the year ended December 31, 2000 to 31.6 million for the year ended December 31, 2001.

        UPC Distribution.     During the year ended December 31, 2000, revenue from UPC Distribution increased 464.8 million to 905.2 million from 440.4 million for the year ended December 31, 1999, a 105.5% increase. Increases of 411.0 million from Triple Play, 50.7 million from DTH, 47.7 million from Programming and 3.9 million from Other, were partially offset by a 48.5 million increases in intercompany eliminations.

        Of the 411.0 million increase of Triple Play, 276.6 million is from cable television and digital, 75.5 million is from telephone, and 58.9 million is from internet.

        Of the increase in cable television revenue, 249.9 million, or 90.3%, resulted from our acquisitions in 2000 and 1999, which we include in our consolidated results of operations from their respective dates. The increase in telephone revenue in 2000 attributable to acquisitions made during 1999 and 2000 totaled 69.6 million or, 51.2%, of the total increase. The increase in internet revenue in 2000 primarily relates to organic subscriber growth. The increase in DTH revenue is primarily due to our acquisition of UPC Polska in August 1999. The increase in programming revenue of 47.7 million, also primarily relates to our acquisition of UPC Polska, which has a Polish-language programming subsidiary. Programming revenue is recognized for the production and distribution of programs to UPC Polska. This intercompany revenue is eliminated in UPC Distribution's consolidated results.

        Priority Telecom.     During the year ended December 31, 2000, revenue from Priority Telecom was 88.1 million, compared to nil for the year ended December 31, 1999. During 2000, we acquired operations in Spain and Norway, which we began consolidating as part of Priority Telecom's operations effective January 1, 2000 and February 1, 2000, respectively. In addition, Priority Telecom began consolidating Cignal on November 1, 2000. The Priority Telecom revenue includes 60.2 million of revenue from business telephone activities in the Netherlands, Austria and Norway, which have been reclassified from UPC Distribution.

        UPC Media.     UPC Media revenue increased 33.2 million from 8.4 million for the year ended December 31, 1999 to 41.5 million for the year ended December 31, 2000. The increase in UPC Media revenue is attributable to chello broadband and UPCtv. During the year ended December 31, 2000, chello broadband's internet revenue increased 24.6 million to 32.0 million, from 7.3 million for the year ended December 31, 1999. The increase is primarily due to the launch of chello broadbands's residential and business cable-modem high-speed internet access services in 1999 and 2000. UPCtv revenue increased 8.5 million, from 1.1 million for the year ended December 31, 1999 to 9.6 million for the year ended December 31, 2000. The launch of sports channels in Central and Eastern Europe contributed to the increase in revenue.

        Intercompany eliminations.     Intercompany eliminations increased 30.3 million from 7.3 million for the year ended December 31, 1999 to 37.6 million for the year ended December 31, 2000. For the year ended December 31, 2000 intercompany revenue reported between Priority Telecom and UPC Distribution was nil, as its carve out only took place at the end of 2000. Intercompany revenue reported by UPC Media was 37.3 million of which 31.3 million relates to chello broadband and 6.3 million relates to UPCtv intercompany revenue for the year ended 2000.

Adjusted EBITDA

        The following table presents an overview of our Adjusted EBITDA by segment for the years ended December 31, 2001, 2000 and 1999.

	Adjusted EBITDA(1) for the Year Ended December 31,
	2001	2000(2)	1999(3)
	(In thousands of Euros)
Triple Play Distribution(4)	194,478	77,808	61,857
DTH	(9,032)	(19,455)	(26,465)
Programming	(39,021)	(52,670)	(34,406)
Other	7,332	(9,297)	(1,132)

Total Distribution	153,757	(3,614)	(146)

Priority Telecom	(89,329)	(41,062)	(5,436)
UPC Media	(112,671)	(190,270)	(73,972)
Corporate, IT & Other	(113,543)	(128,251)	(40,273)

Total	(161,786)	(363,197)	(119,827)

(1)
Adjusted EBITDA represents net operating loss before depreciation, amortization, stock-based compensation charges and impairment and restructuring charges. Industry analysts generally consider EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

(2)
For the twelve months ended December 31, 2000, the Adjusted EBITDA for our CLEC activities in the Netherlands, Austria and Norway have been reclassified from UPC Distribution to Priority Telecom, which is consistent with the presentation for the twelve months ended December 31, 2001.

(3)
For the twelve months ended December 31, 1999, the Adjusted EBITDA for our CLEC activities are included in Triple Play Adjusted EBITDA as the carve-out of our CLEC activities for 1999 is not available.

(4)
Triple Play includes cable television, telephone, internet and digital.

2001 compared to 2000

        During the year ended December 31, 2001, Adjusted EBITDA improved by 201.4 million, or 55.5%, from negative 363.2 million for the year ended December 31, 2000 to negative 161.8 million for the year ended December 31, 2001. Of this improvement, 157.4 million is from UPC Distribution, 77.6 million is from UPC Media and 14.7 million is from Corporate, IT and Other. The improvement was partially off-set by a 48.3 million decrease in the Adjusted EBITDA of Priority Telecom.

        During 2001, we reviewed and revised our current and long range plans for all segments of our business. As a result, we plan to take activities in 2002 designed at improving the margins for our products and services. These actions may include initiatives to increase average revenue per subscriber, such as sales of expanded tier and pay per view video and internet services, and to decrease operating expenses and selling, general and administrative expenses. There can be no assurance that we will be able to successfully implement these initiatives or to improve our margins. Factors, which could negatively affect our plans, include market acceptance of our products, competitive pressures and costs of developing our products.

        UPC Distribution.     UPC Distribution Adjusted EBITDA increased 157.4 million, from negative 3.6 million for the year ended December 31, 2000 to 153.8 million for the year ended December 31, 2001. Of the increase, 116.7 million is from Triple Play, 10.4 million is from DTH, 13.6 million is from UPC Distribution Programming and 16.6 million is from Other. This increase reflects aggressive cost cutting and cost control, as well as improved margins.

Priority Telecom

        For the twelve months ended December 31, 2001, Adjusted EBITDA from Priority Telecom decreased 48.3 million to a negative 89.3 million, from a negative 41.1 million for the twelve months ended December 31, 2000. The 48.3 million decrease in Adjusted EBITDA relates primarily to the acquisition of Cignal and the resulting impact on margins and operating costs. In addition, Priority Telecom incurred costs for the development and launch of products within its markets that were carved out from existing operations in the Netherlands, Austria, Norway and Sweden.

UPC Media

        UPC Media Adjusted EBITDA improved 77.6 million from negative 190.3 million for the year ended December 31, 2000 to negative 112.7 million for the year ended December 31, 2001. The improvement of Adjusted EBITDA in UPC Media is primarily attributable to chello broadband. chello broadband's Adjusted EBITDA improved 75.0 million, from negative 126.5 million for the year ended December 31, 2000 to negative 51.6 million for the year ended December 31, 2001. Improved Adjusted EBITDA primarily relates to continued subscriber growth and reflects cost control, especially in marketing where the focus, in 2001, was effectiveness and efficiency. In addition, start-up and development costs have decreased. For the twelve months ended December 31, 2001, Adjusted EBITDA from UPCtv improved 2.6 million to negative 61.1 million from negative 63.7 million for the year ended December 31, 2000. UPCtv provides programming to UPC Distribution operating companies as well as to non-UPC service customers. The improvement in Adjusted EBITDA reflects channel closures in the year, rationalized cost base and improved margins.

Corporate, IT and Other

        For the year ended December 31, 2001, Adjusted EBITDA from Corporate, IT and Other improved 14.7 million to negative 113.5 million, from 128.3 million for the year ended December 31, 2000. Adjusted EBITDA for Corporate, IT and Other includes costs for our corporate functions, development costs relating of our digital set-top computer, the research of new technologies and development of our integrated pan-European IT platform. Adjusted EBITDA of negative 3.1 million for Priority Wireless is also included.

2000 compared to 1999

        During the year ended December 31,2000, Adjusted EBITDA decreased by 243.4 million, or 203.1%, from negative 119.8 million for the year ended December 31, 1999 to negative 363.2 million for the year ended December 31, 2000. Of this decrease, 3.5 million is from UPC Distribution, 35.6 million is from Priority Telecom, 116.3 million is from UPC Media and 88.0 million is from Corporate, IT and Other.

UPC Distribution

        During the year ended December 31, 2000, Adjusted EBITDA from UPC Distribution decreased 3.5 million from negative 0.1 million to negative 3.6 million the year ended December 1999. The increase of 16.0 million from Triple Play and 7.0 million from DTH was offset by a decrease of 18.3 million from Programming, and a decrease of 8.2 million in Other.

Priority Telecom

        For the twelve months ended December 31, 2000, Adjusted EBITDA from Priority Telecom decreased 35.6 million to negative 41.1 million, from negative 5.4 million for the twelve months ended December 31, 1999. The decrease in Adjusted EBITDA relates primarily to the acquisition of Cignal. In addition, Priority Telecom incurred costs for the separation of the CLEC business from UPC Distribution.

UPC Media

        UPC Media Adjusted EBITDA decreased 116.3 million from negative 74.0 million for the year ended December 31, 1999 to negative 190.3 million for the year ended December 31, 2000. The decrease of Adjusted EBITDA in UPC Media is attributable to chello broadband and UPCtv. For the year ended December 31, 2000, chello broadband had negative Adjusted EBITDA of 126.5 million, compared to negative Adjusted EBITDA of 58.3 million for the year ended December 31, 1999, a decrease of 68.2 million, or 117.1%. The decrease in Adjusted EBITDA is primarily due to increased operating costs for transmission capacity, portal content updates and similar costs, as well as costs of sales and marketing, such as launching the chello broadband brand in new franchise areas. For the twelve months ended December 31, 2000, Adjusted EBITDA from UPCtv decreased 48.1 million to negative 63.7 million, from negative 15.7 million for the year ended December 31, 1999. The decrease is primarily attributable to continued costs associated with the development of channels at UPCtv.

Corporate, IT and Other

        For the year ended December 31, 2000, Adjusted EBITDA from Corporate, IT and Other decreased 88.0 million to negative 128.3 million, from negative 40.3 million for the year ended December 31, 1999. The increase primarily relates to costs incurred for the start-up and development of our digital set-top computer, as well as the investigation of new technologies. We also continued to incur costs for the development of our integrated pan-European IT platform. In addition, salary costs increased due to the necessary growth of our corporate functions. We also incurred additional expenses related to facilities.

        The following is a reconciliation of our Adjusted EBITDA to our net loss before income tax benefit (expense) and cumulative effect of change in accounting principle for the years ended December 31, 2001, 2000 and 1999.

	For the Years Ended December 31,
	2001	2000	1999
Adjusted EBITDA	(161,786)	(363,197)	(119,827)
Depreciation and amortization	(1,097,822)	(718,669)	(266,070)
Impairment and restructuring charges	(1,687,948)	–	–
Stock-based compensation	(4,354)	79,995	(192,710)

Net operating loss	(2,951,909)	(1,001,871)	(578,607)
Interest income	49,655	44,345	20,104
Interest expense	(919,570)	(753,231)	(178,448)
Provision for loss on investments	(375,923)	–	–
Gain (loss) on sale of business	(468,306)	(3,482)	1,501
Foreign exchange gain (loss) and other income (expense), net	(172,437)	(177,803)	(22,561)

Net loss before income taxes and other items	(4,838,490)	(1,892,042)	(758,011)
Share in results of affiliated companies, net	(186,047)	(116,690)	(29,760)
Minority interests in subsidiaries	543,092	23,887	1,651

Net loss before income tax benefit (expense) and cumulative effect of change in accounting principle	(4,481,445)	(1,984,845)	(786,120)

Operating Expenses

        Operating expenses includes direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, programming, content, and franchise fees.

        Our consolidated operating expenses increased 216.9 million from 714.9 million for the year ended December 31, 2000 to 931.8 million for the year ended December 31, 2001. The increase consisted of an increase 79.5 million in direct costs and 137.4 million in other operating expenses. The increase in direct costs is primarily attributable to business telephone direct costs, which increased as a result of the acquisition of Cignal. In addition, direct digital costs also increased. These increases were partially offset by a decrease in telephone and internet costs. UPC Media managed to decrease internet expense by negotiating better rates and capacity contracts with capacity vendors, as a result of the overall decrease in cost of capacity in the market in 2001. The 137.4 million increase in other operating expenses is attributable to increases in programming and content costs and consultancy fees.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs relating to human resources, IT, general services, management, finance, legal, and marketing. Selling, general and administrative expenses include stock-based compensation.

        Our consolidated selling, general and administrative expenses, increased 44.0 million from 569.1 million for the year ended December 31, 2000 to 613.1 million for the year ended December 31, 2001. The primary reason for this increase was an 84.3 million increase in stock-based compensation expenses. For year ended December 31, 2000, stock based compensation was a gain of 80.0 million; this was as a result of variable plan accounting on our phantom option plan, as our stock price decreased compared to the 1999 stock price. For the year ended December 31, 2001, stock based compensation expense was an expense of 4.4 million. The increase in stock based compensation expense in 2001 compared to 2000 was offset by a decrease in other expense primarily marketing, for such period.

Depreciation and Amortization

        During the year ended December 31, 2001, our depreciation and amortization expense increased 379.2 million to 1,097.8 million from 718.7 million for the year ended December 31, 2000, a 52.8% increase. Of this increase, 74.4 million relates to increased amortization expense for goodwill created in connection with acquisitions completed during 2000.

        During the year ended December 31, 2000, our depreciation and amortization expense increased 452.6 million to 718.7 million from 266.1 million for the year ended December 31, 1999, a 170.1% increase. Of this increase, 156.1 million relates to increased amortization expense for goodwill created in connection with acquisitions completed during 2000 and 1999. Amortization related to acquisitions made in the Netherlands, Poland and Sweden represent 44.0%, 31.7% and 13.8% of this increase, respectively. Depreciation expense also increased due to the acquisitions made during 2000 which we have consolidated, as well as additional depreciation expense on capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Impairment and Restructuring Charges

        During the year ended December 31, 2001, we recorded impairment and restructuring charges of 1,688.0 million from nil in the year ended December 31, 2000.

        During 2001, in reviewing the current and long-range plan, we implemented a Company-wide restructuring plan to both lower operating expenses and strengthen our competitive and financial position. Management began implementation of the plan during the second half of 2001 by eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and cancellation of certain programming contracts.

        The following table summarizes these costs by type and related segment of the business. Additionally, the actual cash paid during 2001 and remaining liability is included.

	Employee Severance and Termination Costs	Office Closures	Programming and Lease Contract Termination Costs	Asset Disposal Losses and Other Costs	Impairment Charges	Total Impairment and Restructuring Charges
UPC Distribution	39,402	14,065	35,134	42,478	766,707	897,786
Priority Telecom	8,793	3,985	12,922	–	469,946	495,646
UPC Media	2,430	–	57,020	10,687	–	70,137
Corporate	2,090	262	–	–	222,027	224,379

Total impairment and restructuring charges	52,715	18,312	105,076	53,165	1,458,680	1,687,948

Cash paid during 2001	(15,159)	(7,172)	(16,639)	(3,700)	–	(42,670)
Non-cash impairment charges	–	–	13,615	(33,237)	(1,458,680)	(1,478,302)

Impairment and restructuring liability	37,556	11,140	102,052	16,228	–	166,976

        Employee severance and termination costs.     These costs relate to termination salaries, benefits, outplacement and other related costs to the employees involuntarily terminated. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

        Office closures.     In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease-termination costs and other related costs.

        Programming and Lease Contract Termination Costs.     These costs relate to costs associated with the restructuring, cancellation or recognition of costs associated with excess capacity of certain contracts.

        Impairment charges.     Included in "impairment charges" are charges recognized in accordance with our policy on recoverability of tangible and intangible assets, as described in Note 3 "Summary of Significant Accounting Policies" of our consolidated financial statements, as well as certain other write-downs. The primary components of this amount can be detailed as follows:

  UPC Distribution

        This charge is primarily related to our investment in UPC GmbH. As discussed in Note 1 of our consolidated financial statements, as of year-end, we had a 51% interest in UPC GmbH, which in turn holds a 100% interest in the EWT/TSS Group, which was acquired during 2000. During 2001, we were actively pursuing merger opportunities for UPC GmbH, which ultimately did not materialize. In the fourth quarter of 2001, we concluded that UPC GmbH would not be merged with another entity. As a result of this change in strategic focus, as well as the fact that we lack the financial resources to fully develop the triple play in Germany, the long range plans of UPC GmbH were revised to provide for a "care and maintenance" program meaning that the business plan is primarily focused on current customers and product offerings, as opposed to a planned roll-out of new service offerings. As a result of this revised business plan, and in accordance with our policy regarding recoverability of tangible and intangible assets, it was determined that a triggering event had occurred in Germany as defined by SFAS 121, and accordingly this investment needed to be reviewed for impairment. Upon analyzing the projected undiscounted free cash flows (without interest), it was determined that an impairment charge needed to be recorded. The amount of the charge was determined by evaluating the estimated fair market value of the investment in the EWT/TSS Group using a discounted cash flow approach. The result of this analysis was that an impairment charge totalling 66.7 million was recorded as of December 31, 2001.

  Priority Telecom

        During the second quarter of 2001, we identified indicators of possible impairment of long-lived assets, principally Indefeasible Rights of Use ("IRUs") and related goodwill, within our CLEC subsidiary, Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal Global Communications ("Cignal"), in the way that certain assets from the Cignal acquisition were being used within Priority Telecom.

        We revised our strategic plans for using within Priority Telecom certain assets acquired in the Cignal transaction because of reduced levels of private equity funding activity for CLEC businesses and a decision by us to complete a listing of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When we and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In 2001, using the strategic plan prepared in connection with the listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting a write-down of tangible assets, related goodwill and other impairment charges of 469.9 million for the year ended December 31, 2001.

   Corporate

        The Corporate impairment charges of 222.0 million are comprised of the following:

(In millions of Euros)
Swiss wireless license	102.5
Microsoft contract acquisition rights	67.2
Other	52.3

Total	222.0

        The Swiss wireless license was acquired by us during 2000 and through 2001 we were evaluating various alternatives to develop this license. During the fourth quarter in connection with the overall strategic review, it was determined that we were not in a position to develop this asset as a result of both funding constraints as well as a change in strategic focus away from the wireless business. As a result of this change in strategic focus, we wrote-off this asset as of year-end 2001.

        As described in Note 11 of the consolidated financial statements, as a result of issuing warrants to Microsoft during 1999 and 2000, we recorded 150.2 million in contract acquisition rights, which were being amortized over a period of three years representing the term of the Interim Technology Agreement. During the fourth quarter the Interim Technology Agreement was terminated, and the related remaining unamortized contract acquisition rights were written-off.

        The following table summarizes the number of employees terminated as of December 31, 2001 and to be terminated during 2002 in accordance with the restructuring by both division and function:

	Number of Employees 2001	Number of Employees 2002
Division:
UPC Distribution	449	873
Priority Telecom	88	23
UPC Media	26	86
Corporate	13	4

Total	576	986

Function:
Programming	133	1
Network Operations	143	498
Customer Operations	58	112
Customer Care	84	92
Billing and Collection	1	4
Customer Acquisition and Marketing	73	164
Administration	84	115

Total	576	986

        It is possible that we may incur significant impairment and restructuring charges in 2002. Such charges could arise as a result of our contemplated debt restructuring, a rationalization of our investments or the application of accounting standards used to value and adjust to carrying value of long-lived assets, goodwill and other intangibles. Because of uncertainties concerning our proposed debt restructuring, we are not able to estimate whether we will need to incur such charges in 2002 and thereafter, or, if such charges are necessary, the likely amount of the charges.

Interest Income

        During the year ended December 31, 2001, interest income increased 5.3 million to 49.7 million from 44.3 million, a 12.0% increase. The increase primarily resulted from increased cash balances as a result of our placement of the Exchangeable Loan of 1.0 billion in May 2001.

        During the year ended December 31, 2000, interest income increased 24.2 million to 44.3 million from 20.1 million, a 120.4% increase. The increase primarily resulted from increased cash balances as a result of our October 1999 equity offering and offerings of senior notes and senior discount notes in October 1999 and January 2000.

Interest Expense

        During the year ended December 31, 2001, interest expense, including interest expense related party, increased 166.3 million to 919.6 million, from 753.2 million during the year ended December 31, 2000, a 22.1% increase. This increase was primarily due to our placement of the Exchangeable Loan of 1.0 billion in May 2001 and additional drawings under the UPC Distribution Facility.

        During the year ended December 31, 2000, interest expense increased 574.8 million to 753.2 million from 178.4 million during the same period in 1999, a 322.2% increase. This increase was primarily due to our offering of senior notes and senior discount notes in July 1999, October 1999 and January 2000. Interest expense related to the UPC Polska senior discount notes is consolidated in our results effective August 1, 1999. Interest expense also increased in 2000 due to drawings under the UPC Distribution Facility and a UPC Bridge Facilitiy.

	For the Years Ended December 31, 2001
	2001	2000	1999
	(In thousands of Euros)
Cash Current Pay:
Bank	(287,335)	(169,218)	(44,626)
Senior Notes	(284,194)	(282,484)	(52,803)
Redeemed DIC Loan	–	(16,889)	–
Other	–	(18,869)	(5,065)

	(571,529)	(487,460)	(102,494)
Non-Cash Accretion:
Senior Discount Notes	(276,512)	(227,600)	(54,563)
Exchangeable Loan	(34,119)	–	–
Redeemed DIC Loan	–	–	(11,046)
New DIC Loan	–	(892)	–
Deferred Financing and Other	(37,410)	(37,279)	(10,345)

	(348,041)	(265,771)	(75,954)

Total Interest Expense	(919,570)	(753,231)	(178,448)

        In the first quarter of 2002, we commenced discussions with holders of our senior notes and senior discount notes, as well as with United, our parent, as holder of the Exchangeable Loan and such notes, aimed at reaching an agreement on restructuring of such indebtedness, including the reduction or elimination of such indebtedness. If a satisfactory restructuring is agreed upon, it could result in a substantial reduction in our cash and non-cash interest expenses commencing after the implementation of the restructuring. However, the discussions are in an early phase and no assurance can be given whether or when a restructuring could occur or the terms of a restructuring. If we are unable to restructure our indebtedness, it is likely that our cash and non-cash interest expense will increase in 2002 and thereafter as a result of accretion in value of our senior discount notes and the interest on potential additional draw downs on the UPC Distribution Bank Facility.

Provision for Loss on Investments

        We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" ("SAB 59"). Under APB 18, a loss in value of an investment accounted for under the equity method, which is other than a temporary decline, should be recognized as a realized loss, establishing a new carrying value for the investment. Factors we consider in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and the intent and our ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Based on our analyses of specific quantitative and qualitative factors, we determined the decline in market value of SBS and PrimaCom to be other than temporary, and as a result we recorded a write-down of our investments in SBS and PrimaCom, amounting to 114.6 million and 261.3 million, respectively, for the year ended December 31, 2001.

Loss on Sale of Assets and Subsidiaries

        In December 2001, we and Canal+ merged our and respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to TKP, a Polish subsidiary of Canal+, and placed 30.0 million cash in an escrow account which was used to fund TKP with a loan of 30.0 million in the first quarter 2002. In return, UPC Polska received a 25.0% ownership interest in TKP and 150.0 million in cash. TKP is managed and controlled by Canal+, which owns 75.0% in TKP. UPC Polska's investment in the merged companies was recorded at fair value as of the date of the transaction, resulting in a loss on sale of assets of 465.5 million upon consummation of the merger. The loss on sale of the assets consist of the value of disposed DTH assets of 203.1 million, impairment of programming goodwill of 236.4 million and other expense, like professional fees and expenses in relation to the restructuring of programming agreements, of 26.0 million.

Foreign Exchange Gain (Loss) and Other Expense

        Foreign exchange gain (loss) and other expense reflects a loss of 172.4 million for year ended December 31, 2001 as compared to a loss of 177.8 million for the same period in 2000. The loss during 2001 was primarily a result of a loss on our derivative assets, and to a lesser extent foreign exchange losses.

        Foreign exchange gain (loss) and other expense reflected a loss of 177.8 million for year ended December 31, 2000 as compared to a loss of 22.6 million for the same period in 1999. The foreign exchange loss during 2000 was due primarily to our dollar-denominated senior discount notes, as the U.S. dollar strengthened against the Euro during 2000.

Share in Results of Affiliated Companies, Net

        For the year ended December 31, 2001, our share in net losses of affiliated companies increased to 186.0 million from 116.7 million for the year ended December 31, 2000, a 59.4% increase. The increase was primarily due to increased losses from PrimaCom, SBS and Tevel for the year ended December 31, 2001.

        For the year ended December 31, 2000, our share in net losses of affiliated companies increased to 116.7 million from 29.8 million for the year ended December 31, 1999, a 292.1% increase. The increase was primarily due to increased losses from PrimaCom, SBS, Tevel, and Xtra Music for the year ended December 31, 2000.

Minority Interest in Subsidiaries

        Minority interest in subsidiaries increased 519.2 million from 23.9 million for the year ended December 31, 2000, to 543.1 million for the year ended December 31, 2001. The increase relates primarily to UPC Germany, in which we hold a 51% interest, and Priority Telecom N.V, in which we have a 79.1% interest. In October 2000, we purchased EWT/TSS Group through our subsidiary UPC Germany in exchange for cash and 49% of UPC Germany. In November 2000, Priority Telecom N.V. acquired Cignal in exchange of 16% of Priority Telecom N.V.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 21.3 million and a cumulative increase to Other Comprehensive Income ("OCI") of 36.7 million. The increase to income was attributable to a loss of approximately 36.7 million reclassified from OCI for the value of certain warrants held by the Company, which are derivatives and are not designated as a hedging instrument, and income of approximately 58.0 million related to gains associated with the cross currency swaps which are held by the Company, which do not qualify as hedging instruments as defined by SFAS 133. We use derivative instruments to manage exposures to foreign currency and interest rate risks.

Statements of Cash Flows

        As of December 31, 2001 we had cash and cash equivalents of 855.0 million, a decrease of 735.2 million from 1,590.2 million as of December 31, 2000.

        We had cash and cash equivalents of 1,590.2 million as of December 31, 2000, an increase of 564.7 million from 1,025.5 million as of December 31, 1999. Cash and cash equivalents as of December 31, 1999 represents an increase of 1,012.1 million from 13.4 million as of December 31, 1998.

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands of Euros)
Cash flows from operating activities	(889,303)	(495,397)	(85,450)
Cash flows from investing activities	(849,684)	(3,745,503)	(2,898,905)
Cash flows from financing activities	1,003,704	4,806,241	3,996,582
Effect of exchange rates on cash	54	(571)	(186)

Net increase (decrease) in cash and cash equivalents	(735,229)	564,770	1,012,041
Cash and cash equivalents at beginning of period	1,590,230	1,025,460	13,419

Cash and cash equivalents at end of period	855,001	1,590,230	1,025,460

Cash Flows from Operating Activities

        During the year ended December 31, 2001, net cash flow used in operating activities was 889.3 million compared to net cash flow used in operating activities of 495.4 million for the year ended December 31, 2000. This increase was primarily related to an increase of interest expense and a decrease in other current liabilities.

        During the year ended December 31, 2000, net cash flow used in operating activities was 495.4 million compared to net cash flow used in operating activities of 85.5 million for the year ended December 31, 1999. This increase was primarily related to an increase of interest expense and increased costs for our new services, as well as operating costs of entities acquired in 1999 and 2000.

Cash Flows from Investing Activities

        We used 849.7 million of net cash flows in investing activities during 2001, compared to 3,745.5 million for the year ended December 31, 2000, a decrease of 2,895.8 million. Compared to 2000, we have used substantially less cash for acquisitions. Capital expenditures for property, plant and equipment have been reduced from 1,772.6 million for the year ended December 31, 2000 to 897.2 million, a decrease of 875.4 million. The decrease is primarily explained by lower capital expenditures on upgrading our existing cable television system infrastructure and our new-build infrastructure. The merger of our DTH assets with TKP, a Polish subsidiary of Canal+, generated cash of 150.0 million. Net of the costs paid in cash and the liquid assets in the companies we contributed, we incurred a total cash inflow of 132.9 million as a result of the merger.

        We used approximately 3,745.5 million of net cash flows in investing activities during the year ended December 31, 2000, compared to 2,898.9 million for the year ended December 31, 1999, an increase of 846.6 million. During the year ended December 31, 2000, cash was used principally for acquisitions, including Eneco K&T Group for 1,046.3 million, net of cash acquired, EWT for 237.5 million, net of cash acquired, UPC Magyaroszag for 63.9 million, net of cash acquired, Tebecai for 62.2 million, net of cash acquired, Haarlem for 62.2 million, net of cash acquired and other acquisitions totaling 154.6 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 1,736.5 million for the year ended December 31, 2000, compared to 583.3 for the year ended December, 1999, an increase of 1,153.2. During the year ended December 31, 2000, we had a net decrease in restricted cash of 16.7 million, including the release of 15.2 million of restricted cash related to the Rhône Vision Cable credit facility in connection with the acquisition of Time Warner Cable France in 1999 and other releases of 1.5 million. During this period we made a net investment in affiliates of 318.4 million, including our acquisitions of an additional 10.5% interest in SBS for 162.5 million, investment in shares of PrimaCom for 123.6 million and other investments in affiliates of 32.3 million. We also made a net investment in securities of 44.5 million.

        We used 2,872.6 million of net cash flows in investing activities during the year ended December 31, 1999. During the year ended December 31, 1999, cash was used principally for acquisitions, including UTH, for 223.0 million, net of cash acquired, GelreVision for 106.0 million, net of cash acquired, Stjärn for 274.1 million, net of cash acquired, @Entertainment for 692.6 million, net of cash acquired, A2000 for 213.6 million, net of cash acquired and other acquisitions totaling 418.0 million, net of cash acquired. Capital expenditures for property, plant and equipment represented 583.3 million. During the year ended December 31, 1999, we had a net increase in restricted cash of 3.4 million from the release of 13.7 million of restricted cash upon pay-off of the bridge bank facility and the escrow of 17.1 million related to the Rhône Vision Cable credit facility in connection with the acquisition of Time Warner Cable France in 1999. During this period we made a net investment in affiliates of 120.2 million, including our acquisitions of interests in SBS for 94.8 million, including direct costs incurred. We also acquired shares in PrimaCom for 226.4 million and made a net investment in @Entertainment bonds of 28.7 million. We received proceeds from the sale of our Hungarian programming assets of 16.6 million.

Cash Flows from Financing Activities

        We had 1,003.7 million of net cash flows from financing activities during the year ended December 31, 2001. Principal sources of cash were borrowings under the 6% Exchangeable Loan amounting to 1,000.0 million and a draw down of 780.0 million from the UPC Distribution Bank Facility. We paid down a UPC Bridge Facility of 750.0 million and 103.1 million of various long and short-term debt facilities.

        The principal sources of cash flows from financing activities for the year ended December 31, 2000 were the net proceeds from our senior notes and senior discount notes offering in January 2000 of 1,594.2 million, the proceeds from our issuance of convertible preference shares to a group of investors including UGC Holdings, of 1,423.1 million. Additional sources of cash were from long-term borrowings of 3,612.3 million. We used the proceeds of 231.4 from the UPC Nederland (A2000) facility, 227.4 million under a UPC Corporate facility, 32.9 million from GelreVision facility and 13.9 million from other sources. We used the proceeds of 231.4 million from a A2000 facility to pay off the existing A2000 facilities. Prior to October 2000, we paid down three French facilities amounting to 90.4 million, a Stjärn facility amounting to 49.8 million, a Monor facility amounting to 33.3 million, and other facilities amounting to 37.6 million. In October 2000, with proceeds from the UPC Distribution Bank Facility we paid down outstanding debt of 2,234.9 million, consisting of facilities of various operating companies and a corporate facility. During the year ended December 31, 2000 we incurred deferred financing costs of 158.9 million. We received 7.4 million from a contribution from UGC Holdings.

        We had 3,996.6 million of cash flows from financing activities during the year ended December 31, 1999. Principal sources of cash flows from financing activities included net proceeds from our initial public offering in February 1999 of 1,206.8 million, gross proceeds from our offerings in July 1999 and October 1999 of senior notes and senior discount notes of 2,393.5 million and net proceeds from our secondary equity offering in October 1999 of 851.5 million. Additional sources of cash were from long-term and short-term borrowings of 723.9 million and 13.1 million, respectively. Long-term borrowings included borrowings under a UPC Senior Revolving Credit Facility of 50.0 million, borrowings under a Telekabel facility of 245.0 million, borrowings under Médiaréseaux facility of 30.5 million, borrowings under the UPC Senior Credit Facility of 357.5 million and other borrowings of 54.1 million. Concurrent with our initial public offering, DIC exercised its option to acquire our shares for proceeds of 40.7 million, which we used to pay 39.8 million of the DIC Loan. We used proceeds from our initial public offering to pay 281.3 million of the UPC Senior Revolving Credit Facility, 50.0 million of the UPC Bridge Bank Facility and 71.4 million of a UGC Holdings Loan. As part of the acquisition of UTH in February 1999, we also paid a loan to NUON of 15.0 million. In March 1999, UTH paid off its existing credit facility of 281.3 million with proceeds from the Telekabel facility and funding from UPC. In July 1999, we paid off a UPC Senior Revolving Credit Facility of 207.8 million with proceeds from the UPC Senior Credit Facility. In connection with our acquisition of @Entertainment (now known as UPC Polska) @Entertainment was required to offer to repurchase any notes which note holders tendered. @Entertainment repurchased 140.3 million of its notes. We paid down other long-term and short-term loans of 54.2 million, including 18.9 million for the Telekabel Hungary Bridge facility. We used proceeds from the sale of our programming assets in Hungary to pay a Time Warner Note totaling 16.5 million. During the year ended December 31, 1999, we incurred deferred financing costs of 75.2 million.

Consolidated Capital Expenditures

        Since 1995, we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction. At the end of 2001, we completed a strategic review of the business, which has resulted in a reduced capital expenditure programme for 2002, as we focus on increasing penetration of new services in our existing upgraded footprint and efficient deployment of capital on a limited basis, aimed at causing product deployment to result in positive net present values.

        In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, Priority Telecom, our digital distribution platform and DTH, including expansion into Central Europe, requires capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, and related support systems and equipment.

        For the year 2002, we plan a significant reduction on capital expenditures. Customer premise equipment ("CPE") costs in 2002 are expected to decrease based on current negotiated prices, which are continuing to decrease further as market rates for such equipment continue to fall aided by centrally led contract negotiations. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval.

        Network and upgrade capital expenditure will also see a significant reduction as we plan to limit additional network investment primarily to that needed to cover maintenance and costs necessary to support expansion of services with our existing network being expected to largely cope with the anticipated increase in traffic. In addition, we plan to limit new build expenditures primarily to that in areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced.

Liquidity and Capital Resources

        Historically, we have financed our operations and acquisitions primarily from:

  •
  cash contributed by United Europe, Inc. upon our formation,

  •
  debt financed at the UPC corporate level and at the operating company level,

  •
  equity raised in our initial public offering, secondary offering and private offering of convertible preference shares,

  •
  debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes, and

  •
  proceeds raised from the May 2001 Exchangeable Loan entered into by our wholly-owned subsidiary Belmarken Holding B.V., and

  •
  operating cash flow.

        In general, we have been primarily dependent on the capital markets in the past to fund acquisitions, developing systems and products and corporate overhead, using the cash contributed by United Europe, Inc. upon formation and debt and equity raised at the UPC Corporate level for such purposes. However, going forward we may not be able to access the capital markets as a source of capital our current plans do not anticipate such access, although we might access such markets if we were able.

        In addition, we have financed our well-established systems and, when possible, our developing systems, with debt at the subsidiary levels and with operating cash flow. Well-established systems generally have stable positive cable cash flows that are used to partially offset funding necessary for new product offerings, including telephone and internet/data. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until alternative financing can be secured.

        In 2002 and thereafter, we anticipate that the sources of capital possibly available to us to include working capital and operating cash flows, proceeds from the disposal of non-core investments, and further internal reorganization and allignment of businesses, draw downs under the UPC Distribution Bank

Facility and vendor financing. We do not anticipate access to the capital markets as a source of funding unless we are able to restructure our existing indebtedness. If we are able to complete our planned debt restructuring satisfactorily and are able to implement a rationalization of our non-core investments and improve our operating performance, we believe that our existing cash balance, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility, will be sufficient to fund operations for the foreseeable future. However, during the period in which the waivers are in place in relation to the cross events of default under our UPC Distribution Bank Facility we have a draw down limitation of 100 million under this facility. Should the planned debt restructuring and further internal reorganization and allignment of businesses, investment rationalization program be unsuccessful, or should operating results fall behind our current business plan, there is uncertainty whether we will have sufficient funds to meet our expenditure or debt commitments and as such not be able to continue as a going concern.

Liquidity Requirements

        As a result of our failure to pay interest when due on certain of our senior notes, the maturity of those notes, our senior discount notes, the Exchangeable Loan, the UPC Distribution Facility and the EWT Facility may be accelerated at any time, subject, in the case of the Exchangeable Loan, the UPC Distribution Facility and the EWT Facility to conditional waivers granted by the holders of such indebtedness. Consequently, all such indebtedness has been classified as current portion of long-term debt

        The table below shows the maturity dates of our future obligations, based on the classification of our defaulted indebtedness as current portion of long-term debt.

Contractual Obligations

	Payments due by Period
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
	(In thousands of Euros)
Short term debt	86,843	–	–	–	86,843
Long term debt	9,188,098	59,388	11,129	399,473	9,658,088
Operating Leases	47,497	58,995	42,802	50,323	199,617
Purchase Commitments	12,308	30,212	–	–	42,520
Other Long term Obligations	35,004	68,847	44,967	120,326	269,144

Total Contractual Cash	9,369,750	217,442	98,898	570,122	10,256,212

        Even if the indebtedness described above were not in default and were classified as short- or long-term indebtedness in accordance with the contractual terms of the indebtedness, we would have substantial liquidity requirements in 2002 and thereafter. For example, cash payable in 2002 under the existing contractual terms of our senior notes, senior discount notes, the Exchangeable Loan, UPC Distribution Bank Facility and other short- and long-term debt amounts to approximately 550.0 million. In addition, principal payments scheduled in 2002 under the existing contract terms of our debt amount to approximately 172.0 million.

        Our non-restricted cash and cash equivalents were 855.0 million at December 31, 2001, however our ability to draw on available cash under borrowing facilities may be limited because of existing defaults and because we do not anticipate being able to access the capital markets in the short term, we have therefore commenced discussions aimed at restructuring our outstanding indebtedness, including our senior notes, senior discount notes and the Exchangeable Loan.

Restrictions under our July 1999, October 1999 and January 2000 Indentures

        Our activities are restricted by the covenants of our indentures dated July 30, October 29, 1999 and January 20, 2000, under which our senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

        Under the terms of our indentures, if we raise additional common equity, we will be permitted to incur additional debt.

Restrictions under UGC Holdings' Indenture

        As a subsidiary of UGC Holdings, our activities are restricted by the covenants in UGC Holdings' indenture dated February 5, 1998. In 2002, the holders of notes issued under this indenture agreed to remove substantially all of the covenants affecting the operations of UGC Holdings and its subsidiaries. As amended, the UGC Holdings indenture places limitations on our ability, and the ability of our subsidiaries, to sell certain assets or merge with or into other companies. In January 2002, we were designated as an unrestricted subsidiary under such indenture. This action removed the restriction on asset sales.

Amsterdam Exchange–Negative Equity

        As of December 31, 2001 we had negative shareholders' equity. This does not affect the fundamentals of our business and is a function of significant capital investment with correspondingly high depreciation and amortization charges, typical of the telecommunications industry. Upon occurrence of the event, we promptly reported this deficit to the Euronext. As expected, the Euronext stock exchange has put our shares on the so called "penalty bench" until such time as we return to positive shareholders' equity. In addition, on February 14, 2002, Euronext removed our shares from the AEX index after a three-month notice period. This has not, however, resulted in a delisting of our shares, which are still freely tradeable. We believe that the status of our shares on Euronext will not have an impact on our business operations, although we believe it will have a negative effect on our stock price and could adversely affect our ability to raise equity in the future.

        By letter of February 15, 2002, Euronext confirmed that once a company has been referred to the penalty bench it is Euronext's consistent policy not to lift the measure until such time as a financial restructuring of a company has been completed resulting in the shareholders' equity of such a company meeting at least the level required in order to be listed on the Euronext, and other Euronext requirements according to its rules are satisfied. Euronext confirmed that we would need to satisfy the following in order for the penalty bench measure imposed on us to be lifted:

  •
  we will need to receive unconditional commitments for a financial restructuring that will result in having an adequate shareholders equity to safeguard that our shareholders' equity will in the foreseeable future not again turn negative,

  •
  the consequences for the holders of shares now traded on Euronext will need to be known and

  •
  our equity will need to receive a sufficiently large free float.

        In accordance with article 108A, book 2 of the Dutch Civil Code, we will address the issue of negative equity at our next general shareholders' meeting.

Nasdaq National Market Listing Requirements

        Our ordinary shares are traded in the form of American Depositary Receipts ("ADRs") on the Nasdaq National Market under the symbol "UPCOY." Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. Following our third quarter results announcement on November 14, 2001 and as a result of reporting negative shareholders equity we are currently listed on the Nasdaq National Market under Standard Two. The minimum bid price applicable to us for continued listing under Standard Two is USD 3.00.

        On September 27, 2001, Nasdaq announced a suspension of the minimum bid requirements for continued listing. The suspension of these requirements remained in effect until January 2, 2002, when they were reinstated.

        On January 2, 2002, our stock was trading below the USD 3.00 minimum bid price and has not traded above USD 3.00 to date. On February 14, 2002, we were informed, through a notification from Nasdaq, that we would be delisted on May 15, 2002, if the stock does not trade for 10 consecutive trading days above USD 3.00 during a 90 day cure period, beginning February 15, 2002. By response letter, we informed Nasdaq about our restructuring process and invited Nasdaq to engage with us in a dialogue on the matter. Should our shares continue to trade below the minimum bid requirement throughout the cure period, we would be subject to having our ADRs no longer eligible for trading on the Nasdaq National Market. Such a development could have an adverse effect on our stock price.

Sources of Capital

        We had approximately 855.0 million of cash and cash equivalents on hand as of December 31, 2001. In addition, we had limited additional borrowing capacity at the holding company and subsidiary level, although our ability to access such capacity may be restricted or eliminated as a result of defaults arising in the first quarter of 2002, as discussed in Item 1 "General Development of Business". To date, our principal sources of capital have been debt and equity capital raised at the UPC corporate level and debt securities and bank debt issued or borrowed by subsidiaries. We do not expect to access these sources of capital in 2002 and thereafter, unless we are able to restructure our existing indebtedness.

        In 2000 we raised approximately 7.6 billion, and gained access to an additional 2.8 billion from a combination of banks, bonds and equity markets. On January 20, 2000, we closed an offering of our 11 1/2% senior notes due 2010, our 11 1/4% senior notes due 2010 and our 13 3/4% senior discount notes due 2010. The offering generated gross proceeds of approximately EUR 1.6 billion. Proceeds from the bond offering were used for working capital and other general corporate purposes, including acquisitions of businesses and investments.

        In January 2000, UPC Nederland (A2000), refinanced its existing bank facilities with a one year term-loan bridge facility of 231.4 million and an one year revolving credit bridge facility of 49.9 million, subject to certain availability covenants. These facilities bore interest at an annual rate of EURIBOR +1.0%. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

        At the end of March 2000 a fully committed EUR 2 billion stand-by revolving credit facility was provided by a syndicate of banks. The facility was guaranteed by us and certain of our subsidiaries. The facility bore interest at EURIBOR +6.0%–7.0%, with periodic increases capped at an annual rate of 18.0%. An annual commitment fee of 0.5% was applicable over the undrawn amount. The commitment terminated on December 31, 2000, and the facility matured on March 29, 2007. We borrowed 750 million on this facility prior to December 31, 2000. We repaid the 750 million borrowed on this facility in May 2001.

        On April 7, 2000, Mediareseaux refinanced its existing debt and the existing debt of Videopole and RCF with a 250 million bridge facility. The refinancing of the Rhone Vision Cable Credit Facility with this facility was completed in the fourth quarter of 2000. In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

        In connection with the Eneco K&T acquisition, UPC Nederland has received a short-term bridge loan of EUR 500 million secured with guarantees of certain of our Dutch assets. Drawdowns of the UPC Bridge

Loan were to refinance certain existing inter-company loans from us In October 2000, we repaid this facility with the proceeds from the UPC Distribution Bank Facility.

        In October 2000, we closed the EUR 4.0 billion UPC Distribution Bank Facility. The facility is guaranteed by, and is secured by pledges over, our existing cable operating companies, excluding our Polish and German assets. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%–4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling 2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and Triple Play by our existing cable companies, excluding Polish and German operations. Additional availability is linked to certain performance tests. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At the end of 2000, EUR 2.4 billion was outstanding under this facility.

        In December 2000 we sold EUR 1.43 billion worth of convertible preference shares and warrants for cash, to a group of investors, including UGC Holdings.

        During the year ended 2001, the amount outstanding under the UPC Distribution Bank Facility increased from EUR 2.4 billion as of December 31, 2000 to EUR 3.2 billion as of December 31, 2001.

        In May 2001, we completed the placement of the Exchangeable Loan, receiving proceeds of USD 856.8 million (EUR 1.0 billion). We are a co-obligor on the loan. The loan is guaranteed by UPC Internet Holding B.V., the holding company that holds our interest in chello broadband N.V., and is secured by pledges over Belmarken, UPC Internet Holding B.V., and a wholly owned subsidiary of Belmarken that holds our interest in UPC Distribution Holding B.V.. The holder of the Exchangeable Loan has the right to exchange the loan, which was borrowed by our wholly-owned subsidiary, Belmarken, into our ordinary shares under certain circumstances at USD 6.85 per share. The Exchangeable Loan was transferred to United on January 30, 2002, as a part of a transaction between Liberty, the original holder of the Exchangeable Loan, and United. We may exchange the loan for our ordinary shares at USD 6.85 per share subject to certain conditions.

Certain Dutch Property Tax Issues

        In 2000, one of our Dutch systems was assessed for a transfer tax on immovable property in the amount of EUR 0.8 million for the purchase of a cable network. We have always regarded our cable networks as movable property and not subject to such transfer tax. We are appealing this tax assessment. Should we be unsuccessful, our Dutch systems may be assessed for taxes on similar transactions. We cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that our systems may be assessed for, although it may be substantial, being 6% of the value attributable to our systems at the date of transfer. Because we own 100% of UPC Nederland, any tax liabilities assessed against our Dutch systems will be consolidated with our results. We believe that, if our appeal is unsuccessful, most cable television companies and other utilities in the Netherlands would become subject to similar tax liabilities. If this happens, we expect these entities would lobby the Dutch tax authorities with us against such tax assessments. We cannot assure that such lobbying would be successful.

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

Historically, we have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000 we entered into cross-currency swap agreements, exchanging U.S. dollar denominated obligations for Euro denominated obligations.

        The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Hungary, Romania, Slovak Republic and Czech Republic, and operations which report in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currencies are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

Selected Quarterly Financial Data

        The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2001. The financial statements of each quarter are reviewed by our independent accountant according to Statement on Auditing Standards 71, "Interim Financial Reporting" ("SAS 71"). This review consists principally of applying analytical procedures to financial data and discussing the results with management. The quarterly review procedures are substantially less in scope than an audit made in accordance with generally accepted auditing standards and, accordingly, the reviews do not provide any assurance that we will become aware of errors, fraud, illegal acts or all matters affecting our judgments about financial reporting quality that would be identified during an audit. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The amounts of net loss as shown below for the first, second and third quarters of 2001 have been restated to give effect for the value of a set-off provision included in certain of the Company's derivative instruments. The revaluation of these derivative instruments increased the previously reported net loss for the first, second and third quarters of 2001 by approximately 37.0 million, 51.0 million and 147.0 million, respectively.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service & other revenue	333,448	357,493	342,444	345,379
Net operating loss	(307,049)	(615,751)	(346,160)	(1,682,949)
Net loss	(593,434)	(913,799)	(858,553)	(2,054,694)
Basic and diluted net loss per ordinary share	(1.41)	(2.14)	(2.01)	(4.63)
	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service & other revenue	199,600	237,989	257,877	305,359
Net operating loss	(240,146)	(157,723)	(280,523)	(323,479)
Net loss	(467,371)	(368,157)	(639,503)	(513,744)
Basic and diluted net loss per ordinary share	(1.07)	(0.84)	(1.46)	(1.16)

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

        Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be tested for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." All other recognized intangible assets will continue to be amortized over their estimated useful lives.

        SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 cannot be amortized. On adoption we expect to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill and other intangible assets. While we have not yet determined what the impact of the application of SFAS 142 will be on our financial position and results of operations, it is possible that a substantial cumulative effect adjustment may be required. As of December 31, 2001, net goodwill of approximately 2.9 billion is included in the accompanying consolidated balance sheet.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While SFAS 144 supersedes APB Opinion 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

        SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. We do not anticipate that adoption of SFAS 144 will have a material impact on our results of operations or our financial position.

Matters Pertaining to Arthur Andersen

        Our independent accountant, Arthur Andersen, has informed us that on March 14, 2002, its U.S. affiliate, Arthur Andersen LLP, was indicted by the U.S. Department of Justice on federal obstruction of justice charges arising from the U.S. government's investigation of Enron Corp. Arthur Andersen LLP has indicated that it intends to contest vigorously the indictment. Our Audit Committee has been carefully monitoring this situation. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent accountant. The Securities and Exchange Commission ("SEC") has said that it will continue accepting financial statements audited by Arthur Andersen LLP and its non-U.S. affiliates, so long as they are able to make certain representations to its clients. Our access to the capital markets and our ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to us or if for any other reason Arthur Andersen is unable to perform required audit-related services for us. In such a case, we would promptly seek to engage new independent accountants or take such other actions as may be necessary to enable us to maintain access to the capital markets and timely financial reporting.

European Economic and Monetary Union

        On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that day. The Euro trades on currency exchanges and became available for cash transactions on January 1, 2002. The introduction of the Euro on January 1, 2002 did not materially affect our operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

        As of December 31, 2001, we had cash and cash equivalents of approximately 855.0 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union); However, we do not expect any material losses with respect to our investment portfolio.

Impact of Foreign Currency Rate Changes

        We are exposed to foreign exchange rate fluctuations related to our monetary assets and liabilities, including those of our operating subsidiaries, which are denominated in currencies outside of the

European Monetary Union, notably the EUR/USD risk arising from our U.S. dollar denominated liabilities. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges.

        We are risk adverse towards foreign currency risk and therefore actively manage our foreign currency risk by entering into hedge instruments were appropriate and available to us in the financial markets. We use cross currency swaps, currency deposits and forward contracts to hedge the exposure. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We have consistently managed our foreign currency risk through the use of these instruments.

        For descriptions of our senior notes, senior discount notes and the Exchangeable Loan we refer to Note 9 of our audited consolidated financial statements. The interest rates of the notes are included in the interest rate sensitivity tables to which we refer.

        The tables below provide information about our and our consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of December 31, 2001, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is our reporting currency. The instruments' actual cash flows are denominated in U.S. dollars.

	Amount Outstanding as of December 31, 2001		Expected Repayment(1) as of December 31,
								2007 and thereafter
	Book Value	Fair Value	2002	2003	2004	2005	2006
	(In thousands of Euros)
Dollar Denominated Facilities
UPC Senior Discount Notes due 2009	601,096	69,906	601,096	–	–	–	–	–
UPC Senior Discount Notes due 2009	370,605	53,486	370,605	–	–	–	–	–
UPC Senior Discount Notes due 2010	742,893	17,190	742,893	–	–	–	–	–
UPC Senior Notes due 2010	667,319	101,766	667,319	–	–	–	–	–
PCI Notes	18,742	2,955	–	18,742	–	–	–	–
@Entertainment 1998 Senior Discount Notes	184,695	47,431	–	–	–	–	–	184,695
@Entertainment 1999 Senior Discount Notes	164,473	45,149	–	–	–	–	–	164,473
@Entertainment 1999 Series C Senior Discount Notes	16,234	7,251	–	–	–	–	–	16,234
Exchangeable Loan	992,816	992,816	992,816	–	–	–	–	–

	3,758,873	1,337,950	3,374,729	18,742	–	–	–	365,402

(1)
Based on classification of indebtedness in our audited consolidated financial statements for the year ended December 31, 2001. Contractual maturities of the indebtedness differ from the information shown in the tables.

        In connection with our offering of senior notes in July 1999, October 1999 and January 2000, as well as the UPC Distribution Bank Facility, we entered into cross-currency and interest rate swap agreements, exchanging U.S. dollar-denominated obligations for Euro denominated obligations.

        On January 31, 2002, we amended certain swap agreements with one of our banks. The swap agreements were entered into in connection with the issuance of certain of our notes. The swap agreements were subject to early termination upon the occurrence of certain events. The amendment provides that the bank's obligations to us under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank is entitled to offset, and will deliver to us, approximately 400 million, subject to adjustment in the case of certain circumstances, in aggregate principle amount of our senior notes and senior discount notes held by that bank. Upon offset against, and delivery to us of the senior notes and senior discount notes, our indebtedness will be reduced by approximately 400 million, and we will recognize an extaordinary gain.

Interest Rate Sensitivity

        We actively manage our exposure to interest rates and use various financial instruments like interest rate swaps, interest rate caps and fixed and floating rate credit instruments, when available to us and appropriate. While part of our fixed rate bonds have been swapped back to floating rate by way of swaps, we aim at fixing a minimum 50% of the interest rates on our bank debt to average tenors with a minimum tenor of one year. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We have consistently managed our interest rate exposure through the use of these instruments.

        For descriptions of our senior notes and senior discount notes, the Exchangeable Loan, the UPC Distribution Bank Facility and other debt we refer to Note 9 of our audited consolidated financial statements.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency.

	Amount Outstanding as of December 31, 2001		Expected Repayment(1) as of December 31,
								2007 and thereafter
	Book Value	Fair Value	2002	2003	2004	2005	2006
	(In thousands of Euros)
Variable Rate Facilities
UPC 10.875% Senior Notes, 2009	895,156	143,225	895,156	–	–	–	–	–
EURIBOR + 4.15% and 8.54%, average rate in 2001 of 8.4% and 8.54% UPC 10.875% Senior Notes due 2007	223,789	35,247	223,789	–	–	–	–	–
EURIBOR + 4.8% and 9.92%, average rate in 2001 of 9.31% and 9.92% UPC 11.25% Senior Notes due 2009	280,344	43,453	280,344	–	–	–	–	–
EURIBOR + 4.8% and 9.92%, average rate in 2001 of 9.32% and 9.92%
UPC Distribution Bank Facility	3,163,834	3,163,834	3,163,834	–	–	–	–	–
EURIBOR/USDLIBOR + 0.75%-4% average rate in 2001 of 7.48%

	4,563,123	3,385,759	4,563,123	–	–	–	–	–

(1)
Based on classification of indebtedness in our audited consolidated financial statements for the year ended December 31, 2001. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of December 31, 2001		Expected Repayment(1) as of December 31,
								2007 and thereafter
	Book Value	Fair Value	2002	2003	2004	2005	2006
	(In thousands of Euros)
Fixed Rate Facilities
UPC Senior Notes due 2009	300,000	49,500	300,000	–	–	–	–	–
Average interest rate	10.875%	80.004%
UPC Senior Discount Notes due 2009	601,096	69,906	601,096	–	–	–	–	–
Average interest rate	12.500%	56.315%
UPC Senior Discount Notes due 2009	370,605	53,486	370,605	–	–	–	–	–
Average interest rate	13.375%	54.574%
UPC Senior Discount Notes due 2009	132,415	17,190	132,415	–	–	–	–	–
Average interest rate	13.375%	57.665%
UPC Senior Notes due 2007	100,000	16,500	100,000	–	–	–	–	–
Average interest rate	10.875%	84.940%
UPC Senior Notes due 2009	100,416	16,569	100,416	–	–	–	–	–
Average interest rate	11.250%	81.493%
UPC Senior Discount Notes due 2010	742,893	111,895	742,893	–	–	–	–	–
Average interest rate	13.750%	52.382%
UPC Senior Notes due 2010	333,678	53,389	333,678	–	–	–	–	–
Average interest rate	11.500%	89.274%
UPC Senior Notes due 2010	667,319	101,766	667,319	–	–	–	–	–
Average interest rate	11.250%	87.522%
UPC Senior Notes due 2010	198,794	32,801	198,794	–	–	–	–	–
Average interest rate	11.250%	81.614%
PCI Notes	18,742	2,955	–	18,742	–	–	–	–
Average interest rate	9.875%	30.383%
@Entertainment 1998 Senior Discount Notes	184,695	47,431	–	–	–	–	–	184,695
Average interest rate	14.500%	50.788%
@Entertainment 1999 Senior Discount Notes	164,473	45,149	–	–	–	–	–	164,473
Average interest rate	14.500%	44.613%
@Entertainment 1999 Series C Senior Discount Notes.	16,234	7,251	–	–	–	–	–	16,234
Average interest rate	7.000%	7.000%
DIC Loan	53,762	53,762	53,762	–	–	–	–	–
Average interest rate	10.000%	10.000%
Exchangeable Loan	992,816	992,816	992,816	–	–	–	–	–
Average interest rate	6.000%	6.000%
Alkmaar Note	26,328	26,328	26,328	–	–	–	–	–
Average interest rate	8.000%	8.000%

	5,004,266	1,698,694	4,620,122	18,742	–	–	–	365,402

(1)
Based on classification of indebtedness in our audited consolidated financial statements for the year ended December 31, 2001. Contractual maturities of the indebtedness differ from the information shown in the table.

Equity Prices

        As of December 31, 2001, we are exposed to equity price fluctuations related to our investments in equity securities. Our investment in UGC Holdings is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

        We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with APB 18 and SAB 59. Under APB 18, a loss in value of an investment accounted for under the equity method which is other than a temporary decline should be recognized as a realized loss, establishing a new carrying value for the investment. Factors we consider in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and the intent and ability of us to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.

        Based on analyses performed by us, using the quantitative and qualitative factors described above, we recorded a provision for loss on our investments in SBS and PrimaCom for 114.6 million and 261.3 million, respectively, during the year ended December 31, 2001. These provisions have been separately presented under "Provision for Loss on Investments", in the accompanying consolidated statement of operations.

	Number of Shares	Fair Value as of December 31, 2001
	(In thousands of Euros, except share amounts)
UGC Holdings	5,569,240	31,157
PrimaCom	4,948,039	13,459
SBS	6,000,000	121,513

        As of December 31, 2001, we are also exposed to equity price fluctuations related to our debt that is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

	Amount Outstanding as of December 31, 2001
			Expected Repayment(1) as of December 31,
Convertible Debt	Book Value
		Fair Value	2002	2003
	(In thousands of Euros)
DIC Loan	53,762	53,762	53,762	–
10.0% per annum
Exchangeable Loan	992,816	992,816	992,816	–
6.0% per annum

(1)
Based on classification of indebtedness in our audited financial statements for the year ended December 31, 2001.Contractual maturities of the indebtedness differ from the information shown in the table.

Cross-Currency and Interest Rate Swaps

        Concurrent with the closing of our senior notes offering in July 1999, we entered into a cross-currency swap, swapping the USD 800.0 million, 10 7/8% fixed rate coupon into fixed and variable rate Euro obligations at a rate of 1.06 U.S. dollars per Euro. Of the Euro obligations (50%) have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining 50% have a variable interest rate of EURIBOR + 4.15% through August 1, 2009 (as of December 31, 2001, three months EURIBOR was 3.29%). The cross-currency swap provides the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium on the notes, which we would pay to the holders of the notes if the notes are called on or after August 1, 2004.

        Concurrent with the closing of our senior notes in October 1999, we entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro obligations at a rate of 1.049 U.S. dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80% (as of December 31, 2001 three months EURIBOR was 3.29%). The cross-currency swaps provide the bank with the right to terminate the swaps at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium on the notes, which we would pay to the USD 252.0 million and USD 200.0 million senior note holders if the notes are called on or after November 1, 2004.

        In January 2000, we closed a bond offering consisting of four tranches: USD 300.0 million of senior notes due 2010 with a 11 1/2% coupon; USD 600.0 million and EUR 200.0 million of senior notes due 2010 with a 11 1/4% coupon; and USD 1,000.0 million aggregate principal amount of ten year 13 3/4% senior discount notes due 2010. We have entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series coupon into a fixed Euro coupon of 10% at a rate of 1.01 U.S. dollars per Euro until August 2008.

        In October 2000, we closed the EUR 4.0 billion UPC Distribution Bank Facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million. Concurrent with the closing, we entered into cross currency and interest rate swaps, pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 Euros per U.S. dollar until November 29, 2002. In addition we entered into an interest rate swap in respect of 1,725 million to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003.

        On January 31, 2002, we amended certain of the above mentioned swap agreements with a bank. The swap agreements were subject to early termination upon the occurrence of certain events. The amendment provides that the bank's obligations to us under the swap agreements have been substantially fixed at approximately 400 million, and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank is entitled to offset, and will deliver to us, approximately 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of our Senior Notes held by that bank. The fair value of the Senior Notes to be delivered is substantially less than 400 million. Upon offset against, and delivery to UPC of, the Senior Notes and senior discount notes, UPC's indebtedness will be reduced by approximately 400 million and we will recognise an extraordinary gain.

        The following table details the fair value of the derivative instruments outstanding as of December 31, 2001 by related borrowing (in millions):

Borrowing	Type of Instrument	Fair Value
July 1999 Notes	Cross currency/interest rate swap	101.7
October 1999 Notes	Cross currency/interest rate swap	55.5
January 2000 Notes	Cross currency/interest rate swap	36.7
UPC Distribution Bank Facility	Cross currency/interest rate swap	(47.0)

Total Derivative Assets		146.9

        Of the above derivative instruments, only the 1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity.

        The remaining instruments are marked-to-market each period with the corresponding fair value gain or loss being recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statement of operations. The fair values as calculated by an independent third party consider all rights and obligations of the respective instruments including the set-off provisions described below. For the year ended December 31, 2001, we recorded a loss of 118.5 million in connection with the mark to market valuations.

        Certain derivative instruments outlined above include set-off provisions which provide for early termination upon the occurrence of certain events including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If the Company is the defaulting party and the counterparty to the swap holds bonds of the Company, these bonds may be used to settle the obligation of the counterparty to the Company. In such an event of settlement, the Company would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds, which must be delivered, is based on the principal (i.e face) amount of the bonds held, and not the fair value, which may be substantially less.

        The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

Item 8. Financial Statements and Supplementary Data

        The financial statement schedules and separate financial statements of significant equity investees required by Regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10 appears in our Proxy Statement for our 2002 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

Item 11. Executive Compensation

        The information required by this Item 11 appears in our Proxy Statement for our 2002 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 appears in our Proxy Statement for our 2002 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

Item 13. Certain Transactions and Relationships

        The information required by this Item 13 appears in our Proxy Statement for our 2002 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Index to Financial Statements

(b)  Reports on Form 8-K

        Reports on Form 8-K filed during the quarter:

Date Filed	Date of Event	Item Reported
October 22, 2001	October 19, 2001	Item 5—Response statement, to holders of UPC Notes, states that UPC is expressing no opinion and remains neutral towards the Liberty Media Corp. tender offer for certain of UPC's bonds.
December 21, 2001	December 7, 2001	Item 2—Announcement of consummation of the transactions contemplated by the agreements dated August 2001 to merge Polish satellite television platforms with the Polish platform of Canal+ Group.
	November 23, 2001	Item 5—Settlement of disputes between an affiliate of East Services S.A. and UPC, with UPC paying USD 4.15 million.

(c)  Exhibits

3.1(a)	Amended and Restated Articles of Association of UPC(1)
3.1(b)	Amendment to the Articles of Association of UPC dated March 17, 2000(2)
3.1(c)	Amendment to the Articles of Association of UPC dated December 7, 2000(3)
4.1	Form of Deposit Agreement(4)
4.2	Excerpt from unanimous resolution of the Board of Management of UPC setting forth the terms of the Series 1 Convertible Class A Preference Shares(3)
4.3	Form of Warrant Agreement to Purchase Ordinary Shares A of UPC(3)
4.4	Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee with respect to 10 7/8% Senior Notes(5)

4.5	Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee with respect to 12 1/2% Senior Discount Notes(5)
4.6	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 10 7/8% Senior Notes due 2007(6)
4.7	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 11 1/4% Senior Notes due 2009(6)
4.8	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 13 3/8% Senior Discount Notes due 2009(6)
4.9	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/2% Senior Notes due 2010(7)
4.10	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/4% Senior Notes due 2010(7)
4.11	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 13 3/4% Senior Discount Notes due 2010(7)
10.1
Senior Secured Credit Facility dated as of October 26, 2000, among UPC Distribution Holding B.V., UPC Financing Partnership and Toronto Dominion Bank Europe Limited and Toronto Dominion (Texas), Inc. as Facility Agents for EUR 3.5 billion, EUR 95.0 million and USD347.5 million(8)
10.2
Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philips Media B.V. ("Philips Media"), Philips Media Network B.V. ("Philips Networks"), Joint Venture, Inc.("JVI") and UPC(9)
10.3	Tax Liability Agreement dated October 7, 1997, between UPC, Philips Media, Philips Coordination Center, Philips Networks, United International Holdings, Inc. ("UGC Holdings"), and JVI(10)
10.4	Form of Shareholders Agreement among UPC, DIC and PEC(10)
10.5	Standstill Agreement dated as of February 12, 1999 between UPC and Microsoft Corporation(11)
10.6	Form of Master Seconded Employee Services Agreement(12)
10.7	Form of UGC Registration Rights Agreement(4)
10.8	Form of UGC Management Services Agreement(12)
10.9	Agreement dated as of February 11, 1999 between UGC Holdings and UPC(13)
10.10	Release dated February 22, 2001 between UGC Holdings, UPC, Liberty Media Corporation and Liberty Media International, Inc.(14)
10.11	Agreement, dated as of June 25, 2000, among UGC Holdings, Liberty Media International, Inc. and Liberty Media Corporation(15)
10.12
Indenture dated as of July 14, 1998, between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Senior Discount Notes due 2008(16)
10.13	Indenture dated as of January 20, 1999, between @Entertainment and Bankers Trust Company relating to @Entertainment's Series C Senior Discount Notes due 2008(17)

10.14
Indenture dated as of January 27, 1999, between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2009 and its 14 1/2% Series B Senior Discount Notes due 2009(17)
10.15	Share Purchase Agreement between the Sellers represented by EQT Scandinavia Limited and UPC(5)
10.16	UPC Phantom Stock Option Plan, March 20, 1998*(10)
10.17	Amended Stock Option Plan dated February 8, 1999, between UPC and Stichting Administratie Kantoor UPC*(13)
10.18	chello broadband N.V. Foundation Stock Option Plan adopted on June 23, 1999*(18)
10.19	chello broadband N.V. Phantom Stock Option Plan effective June 19, 1998*(18)
10.20	Executive Service Agreement between UPC and Charles Bracken dated March 5, 1999*(18)
10.21	Executive Service Agreement between UPC Services Limited and Shane O'Neill dated November 3, 1999*(18)
10.22	Loan Agreement between chello broadband N.V. and M. L. Schneider dated August 1999(18)
10.23
First Amended and Restated Agreement and Plan of Merger dated August 11, 2000 between UPC, Priority Telecom, N.V. ("Priority"), Priority Acquisition Subsidiary, Inc. ("Merger Sub") and Cignal Global Communications, Inc. ("Cignal")(18)
10.24	First Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of August 29, 2000 between UPC, Priority, Merger Sub and Cignal(18)
10.25	Second Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of October 26, 2000 between UPC, Priority, Merger Sub and Cignal(18)
10.26	Form of Shareholders' Agreement executed by UPC and Priority on August 11, 2000 and by each shareholder named therein(18)
10.27	Form of Acknowledgement of Amendment to Shareholders' Agreement executed by UPC and Priority on August 24, 2000, and by each shareholder named therein(18)
10.28	Addendum No. 1 to Shareholders' Agreement dated October 15, 2000(18)
10.29	Loan Agreement dated as of May 25, 2001 among Belmarken Holding B.V., UPC, UPC Internet Holding B.V. and Liberty-Belmarken, Inc. and $1,225,000,000 6% Guaranteed Discount Notes due 2007(19)
10.30	Registration Rights Agreement dated May 25, 2001 between UPC and Liberty-Belmarken, Inc. (19)
10.31
EUR 90 million Revolving Loan Facility Agreement dated October 24, 2001 between EWT Elektro & Nachrichtentechnik GmbH ("EWT") as Borrower, the Companies indentified therein as Guarantors, The Royal Bank of Scotland plc as Arranger, Facility Agent and Security Agent and others
10.32	Shareholders Agreement dated as of August 10, 2001 among UPC, Polska Telewizja Cyfrowa TV Sp. z o.o., Groupe Canal+ S.A. and Polkom Invest S.A.(20)
10.33
Contribution and Subscription Agreement dated as of August 10, 2001 among UPC, Groupe Canal+ S.A., UPC Polska Inc., Polska Telewizja Cyfrowa TV Sp. z o.o. and Telewizyjna Korporacja Partycypacyjna S.A.(20)

10.34
Closing Agreement dated as of December 7, 2001 among UPC, Groupe Canal+ S.A., UPC Polska Inc., Polska Telewizja Cyfrowa TV Sp. z.o.o., Telewizyjna Korporacja Partycypacyjna S.A. and Polkom Invest S.A.(20)
10.35	First Supplemental Indenture dated as of January 24, 2002 between UGC Holdings and Firstar Bank, N.A.(21)
10.36	Letter Agreement dated as of March 12, 2001 between UPC and Charles Bracken*
12.1	Computation of Ratio of Combined Fixed Charges and Preferred Stock Dividends
21.1	Subsidiaries of UPC
23	Consent of Arthur Andersen
99.1	Memorandum of Understanding dated as of February 1, 2002 between UPC, United and UGC Holdings(22)
99.2	Waiver to Belmarken Notes dated as of March 1, 2002 by UGC to UPC temporarily waiving certain cross-defaults(23)
99.3
Waiver letter dated March 1, 2002 to EWT and to certain Guarantors from The Royal Bank of Scotland plc acting as Facility Agent for National Westminster Bank plc under the Revolving Loan Facility Agreement dated October 24, 2001 made between, inter alia, EWT, the entities identified therein as Guarantors, The Royal Bank of Scotland plc as Facility Agent and Security Agent and the financial institutions defined therein as Banks temporarily waiving certain cross-defaults(23)
99.4
Waiver letter dated March 4, 2002 to UPC Distribution Holding B.V. from Toronto-Dominion Bank Europe Limited acting as Facility Agent for the lenders under the Senior Secured Credit Facility dated as of October 26, 2000, among UPC Distribution Holding B.V., UPC Financing Partnership and Toronto-Dominion Bank Europe Limited and Toronto-Dominion (Texas), Inc. as Facility Agents for EUR 3.5 billion, EUR 95.0 million and USD 347.5 million temporarily waiving certain cross-defaults(23)
99.5	Letter regarding representations of Arthur Andersen

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

(7)
Incorporated by reference from Form 10-K filed by UPC, for the year ended December 31, 1999 (File No. 000-25365).

(8)
Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended September 30, 2000 (File No. 000-25365).

(9)
Incorporated by reference from Form 8-K filed by UGC Holdings, dated December 11, 1997 (File No. 0-21974).

(10)
Incorporated by reference from Form S-1 Registration Statement filed by UPC on November 24, 1998 (File No. 333-67895).

(11)
Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended March 31, 2000 (File No. 000-25365).

(12)
Incorporated by reference from Amendment No. 8 to Form S-1/A Registration Statement filed by UPC on February 10, 1999 (File No. 333-67895).

(13)
Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 1998 (File No. 000-25365).

(14)
Incorporated by reference from Form 8-K filed by UPC, dated March 5, 2001 (File No. 000-25365).

(15)
Incorporated by reference from Form 8-K filed by UGC Holdings, dated June 26, 2000 (File No. 0-21974).

(16)
Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on August 10, 1998 (File No. 333-60659).

(17)
Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on May 13, 1999 (File No. 333-72361).

(18)
Incorporated by reference from 10-K filed by UPC for the year ended December 31, 2000 (File No.000-25365)

(19)
Incorporated by reference from Form 8-K filed by UPC, dated June 1, 2001 (File No. 000-25365).

(20)
Incorporated by reference from Form 8-K filed by UPC, dated December 21, 2001 (File No. 000-25365).

(21)
Incorporated by reference from Form 8-K filed by UGC Holdings, dated January 24, 2002 (File No. 000-21974).

(22)
Incorporated by reference from Form 8-K filed by UPC, dated February 1, 2002 (File No. 000-25365).

(23)
Incorporated by reference from Form 8-K filed by UPC, dated March 4, 2002 (File No. 000-25365).

(d)  Financial Statement Schedules

UNITED PAN-EUROPE COMMUNICATIONS N.V.
Independent Auditors' Report
Schedule I—Condensed Financial Information of Registrant (Parent Only)
Schedule II—Valuation and Qualifying Accounts

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V. a Dutch Public limited liability company
By:	/S/ CHARLES H.R. BRACKEN Board of Management Member and Chief Financial Officer (and Principal Accounting Officer) Date: April 12, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOHN F. RIORDAN John F. Riordan	President, Chief Executive Officer and Member of the Board of Management	April 12, 2002
/S/ CHARLES H.R. BRACKEN Charles H.R. Bracken	Member of the Board of Management and Chief Financial Officer (and Principal Accounting Officer)	April 12, 2002
/S/ MICHAEL T. FRIES Michael T. Fries	Chairman of Supervisory Board and Authorized U.S. Representative	April 12, 2002
/S/ RICHARD DE LANGE Richard De Lange	Supervisory Board Member	April 12, 2002
/S/ TINA M. WILDES Tina M. Wildes	Supervisory Board Member	April 12, 2002
/S/ ELLEN P. SPANGLER Ellen P. Spangler	Supervisory Board Member	April 12, 2002
/S/ JOHN P. COLE, JR. John P. Cole, Jr.	Supervisory Board Member	April 12, 2002
/S/ JOHN W. DICK John W. Dick	Supervisory Board Member	April 12, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To United Pan-Europe Communications N.V.;

        We have audited the accompanying consolidated balance sheets of United Pan-Europe Communications N.V. (a N.V. registered in The Netherlands) and subsidiaries as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Pan-Europe Communications N.V. as of December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As explained in Note 3 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments as a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging activities".

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN

Amstelveen, The Netherlands,

April 12, 2002

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2001	As of December 31, 2000
	(In thousands of Euros, except share and per share amounts)
ASSETS:
Current assets
Cash and cash equivalents	855,001	1,590,230
Restricted cash	36,322	421
Subscriber receivables, net of allowance for doubtful accounts of 39,990 and 57,108, respectively	142,460	151,977
Costs to be reimbursed by affiliated companies	11,319	12,459
Other receivables, including related party receivables of nil and 5,140, respectively	77,367	155,212
Deferred financing costs, net	147,210	–
Prepaid expenses and other current assets	64,494	82,475

Total current assets	1,334,173	1,992,774
Other investments	32,336	105,063
Investments in and advances to affiliated companies	193,648	685,288
Property, plant and equipment, net	3,754,330	3,709,352
Goodwill and other intangible assets, net	3,003,503	5,119,892
Deferred financing costs, net	–	178,113
Derivative assets	146,934	166,068
Other assets	10,540	11,889

Total assets	8,475,464	11,968,439

The accompanying notes are an integral part of these consolidated financial statements.

	As of December 31, 2001	As of December 31, 2000
	(In thousands of Euros, except share and per share amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
Accounts payable, including related party payables of 5,065 and 762, respectively	362,460	579,060
Accrued liabilities	713,449	583,351
Subscriber prepayments and deposits	99,554	100,696
Short-term debt	86,843	51,860
Current portion of long-term debt, including related party debt of 2,590,245 and nil, respectively	9,188,098	17,832

Total current liabilities	10,450,404	1,332,799
Long-term debt	469,990	8,244,337
Other long-term liabilities	243,962	46,801

Total liabilities	11,164,356	9,623,937

Commitments and contingencies (Note 12)
Minority interests in subsidiaries	152,096	831,132
Convertible preferred stock (Note 10)	1,505,435	1,392,251
Shareholders' equity (deficit) (As adjusted for stock splits, see Note 11)
Priority stock, 1.0 par value, 300 shares authorized, 300 shares issued	–	–
Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 443,417,525 and 441,246,729 shares issued, respectively	443,418	441,247
Additional paid-in capital	2,766,492	2,800,234
Deferred compensation	(52,088)	(87,945)
Accumulated deficit	(7,651,418)	(3,110,627)
Other cumulative comprehensive income	147,173	78,210

Total shareholders' equity (deficit)	(4,346,423)	121,119

Total liabilities and shareholders' equity (deficit)	8,475,464	11,968,439

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands of Euros, except share and per share amounts)
Service and other revenue	1,378,764	1,000,825	447,501
Operating expense	(931,817)	(714,906)	(293,778)
Selling, general and administrative expense	(613,086)	(569,121)	(466,260)
Depreciation and amortization	(1,097,822)	(718,669)	(266,070)
Impairment and restructuring charges	(1,687,948)	–	–

Net operating loss	(2,951,909)	(1,001,871)	(578,607)
Interest income	49,655	44,345	20,104
Interest expense	(853,770)	(744,151)	(177,260)
Interest expense related party	(65,800)	(9,080)	(1,188)
Provision for loss on investments	(375,923)	–	–
Gain (loss) on sale of business	(468,306)	(3,482)	1,501
Foreign exchange gain (loss) and other income (expense), net	(172,437)	(177,803)	(22,561)

Net loss before income taxes and other items	(4,838,490)	(1,892,042)	(758,011)
Share in results of affiliated companies, net	(186,047)	(116,690)	(29,760)
Minority interests in subsidiaries	543,092	23,887	1,651
Income tax benefit (expense)	39,616	(3,930)	1,822

Net loss before cumulative effect of change in accounting principle	(4,441,829)	(1,988,775)	(784,298)
Cumulative effect of change in accounting principle	21,349	–	–

Net loss	(4,420,480)	(1,988,775)	(784,298)

Basic net loss attributable to common shareholders (Note 16)	(4,540,791)	(1,996,408)	(784,298)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle(1)	(10.32)	(4.56)	(2.08)

Basic and diluted net loss per ordinary share(1)	(10.27)	(4.56)	(2.08)

Weighted-average number of ordinary shares outstanding(1)	442,226,377	438,041,841	377,969,829

(1)
As adjusted for the stock splits. See Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

										Other Cumulative Comprehensive Income (Loss)(1)
	Priority Stock		Ordinary Stock				Treasury Stock
					Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares(2)	Amount			Shares(2)	Amount			Total
	(In thousands of Euros, except share and per share amounts)
Balances, December 31, 1998	–	–	276,856,812	83,057	249,797	–	(27,594,405)	(50,091)	(329,921)	13,499	(33,659)
Change in par value of ordinary shares	–	–	–	193,800	(193,800)	–	–	–	–	–	–
Issuance of priority shares	300	–	–	–	–	–	–	–	–	–	–
Issuance of ordinary shares in public offering, net of offering costs	–	–	106,205,595	106,206	1,050,462	–	27,594,405	50,091	–	–	1,206,759
Issuance of ordinary shares in public offering, net of
offering costs	–	–	45,000,000	45,000	806,457	–	–	–	–	–	851,457
Issuance of convertible debt	–	–	–	–	13,162	–	–	–	–	–	13,162
Issuance of ordinary shares upon exercise of DIC option	–	–	4,675,962	4,676	36,005	–	–	–	–	–	40,681
Issuance of ordinary shares for acquisition of Videopole	–	–	2,866,128	2,866	58,298	–	–	–	–	–	61,164
Conversion of United Loan to equity	–	–	–	–	6,559	–	–	–	–	–	6,559
Issuance of warrants	–	–	–	–	29,223	–	–	–	–	–	29,223
Change in stock option plan due to public offering	–	–	–	–	140,717	(14,418)	–	–	–	–	126,299
Deferred compensation expense related to stock option, net	–	–	–	–	175,071	(154,598)	–	–	–	–	20,473
Amortization of deferred compensation	–	–	–	–	–	121,591	–	–	–	–	121,591
Unrealized gain on investment	–	–	–	–	–	–	–	–	–	351,026	351,026
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	9,763	9,763
Net loss	–	–	–	–	–	–	–	–	(784,298)	–	(784,298)

Total comprehensive income (loss)	–	–	–	–	–	–	–	–	–	–	(423,509)

Balances, December 31, 1999	300	–	435,604,497	435,605	2,371,951	(47,425)	–	–	(1,114,219)	374,288	2,020,200

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

										Other Cumulative Comprehensive Income (Loss)(1)
	Priority Stock		Ordinary Stock				Treasury Stock
					Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares(2)	Amount			Shares(2)	Amount			Total
	(In thousands of Euros, except share and per share amounts)
Balances, December 31, 1999	300	–	435,604,497	435,605	2,371,951	(47,425)	–	–	(1,114,219)	374,288	2,020,200
Conversion of United Loan to equity	–	–	624,942	625	(625)	–	–	–	–	–	–
Issuance of Warrants	–	–	–	–	121,010	–	–	–	–	–	121,010
Issuance of shares related to acquisition of minority interest in UPC France	–	–	960,837	961	12,039	–	–	–	–	–	13,000
Issuance of shares for repayment of Stjarn Seller's Note	–	–	4,056,453	4,056	116,011	–	–	–	–	–	120,067
Issuance of warrants in connection with Series 1 Convertible Preferred Stock for Class A Common Stock	–	–	–	–	38,530	–	–	–	–	–	38,530
Accrual of Dividend on Series 1 Convertible Preferred Stock	–	–	–	–	–	–	–	–	(7,174)	–	(7,174)
Accretion of Discount of Series 1
Convertible Preferred Stock	–	–	–	–	–	–	–	–	(459)	–	(459)
Contribution by United	–	–	–	–	7,401	–	–	–	–	–	7,401
SAB 51 gain on subsidiaries issuances of shares	–	–	–	–	148,195	–	–	–	–	–	148,195
Issuance of DIC options	–	–	–	–	2,028	–	–	–	–	–	2,028
Deferred compensation expense related to stock options, net	–	–	–	–	(23,506)	23,506	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	(56,826)	–	–	–	–	(56,826)
Deferred compensation on restricted stock	–	–	–	–	7,200	(7,200)	–	–	–	–	–
Unrealized loss on investment	–	–	–	–	–	–	–	–	–	(351,844)	(351,844)
Change in cumulative translation adjustment	–	–	–	–	–	–	–	–	–	55,766	55,766
Net loss	–	–	–	–	–	–	–	–	(1,988,775)	–	(1,988,775)

Total comprehensive income (loss)	–	–	–	–	–	–	–	–	–	–	(2,284,853)

Balances, December 31, 2000	300	–	441,246,729	441,247	2,800,234	(87,945)	–	–	(3,110,627)	78,210	121,119

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

										Other Cumulative Comprehensive Income (Loss)(1)
	Priority Stock		Ordinary Stock				Treasury Stock
					Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares(2)	Amount			Shares(2)	Amount			Total
	(In thousands of Euros, except share and per share amounts)
Balances, December 31, 2000	300	–	441,246,729	441,247	2,800,234	(87,945)	–	–	(3,110,627)	78,210	121,119
Deferred compensation expense related to stock options, net	–	–	–	–	(24,740)	24,740	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	11,117	–	–	–	–	11,117
SAB 51 loss on subsidiary's issuance of shares	–	–	–	–	(12,790)	–	–	–	–	–	(12,790)
Issuance of shares	–	–	2,170,796	2,171	3,788	–	–	–	–	–	5,959
Accrual of Dividend on Series 1 Convertible Preferred Stock	–	–	–	–	–	–	–	–	(114,164)	–	(114,164)
Accretion of Discount of Series 1 Convertible Preferred Stock.	–	–	–	–	–	–	–	–	(6,147)	–	(6,147)
Unrealized loss on investments	–	–	–	–	–	–	–	–	–	(13,899)	(13,899)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	(26,920)	(26,920)
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	109,782	109,782
Net loss	–	–	–	–	–	–	–	–	(4,420,480)	–	(4,420,480)

Total comprehensive loss	–	–	–	–	–	–	–	–	–	–	(4,351,517)

Balances, December 31, 2001	300	–	443,417,525	443,418	2,766,492	(52,088)	–	–	(7,651,418)	147,173	(4,346,423)

(1)
As of December 31, 1999, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 4,023 and unrealized gain on investment of 370,265.

  As of December 31, 2000, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 59,789 and unrealized gain on investment of 18,421.

  As of December 31, 2001, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 169,571 and unrealized gain on investment of 4,522 and fair value of derivative assets of (26,920).

(2)
As adjusted for the stock splits. The change in nominal value is reflected in the year ended December 31, 1999. See Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2000	1999
	(Stated in thousands of Euros)
Cash flows from operating activities:
Net loss	(4,420,480)	(1,988,775)	(784,298)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,097,822	718,669	266,070
Amortization of deferred financing costs	37,410	36,098	10,463
Non-cash impairment and restructuring charges	1,687,948	–	–
Provision for loss on investments	375,923	–	–
Accretion of interest expense	310,631	228,492	65,609
Share in results of affiliated companies	186,047	116,690	29,760
Compensation expense (income) related to stock options	4,354	(79,995)	192,710
Minority interests in subsidiaries	(543,092)	(23,887)	(1,651)
Exchange rate differences in loans	41,877	142,887	41,360
Cumulative effect of change in accounting principle	(21,349)	–	–
Loss on derivative assets	118,445	–	–
Non-cash income tax	(39,957)	–	–
(Gain) loss on sale of business	468,306	–	(6,637)
Loss on repayment of DIC loan	–	–	2,274
Other	12,335	1,797	(5,223)
Changes in assets and liabilities:
Decrease (increase) in receivables	106,483	(64,909)	(75,185)
Decrease (increase) in other non-current assets	25	(20,530)	(18,512)
Increase (decrease) in other current liabilities	(312,373)	509,420	189,386
Increase (decrease) in deferred taxes and other long-term liabilities	342	(71,354)	8,424

Net cash flows from operating activities	(889,303)	(495,397)	(85,450)

Cash flows from investing activities:
Restricted cash (deposited) released, net	(35,901)	16,714	(3,409)
Investment in securities, net	–	(44,538)	(255,133)
Investments in and advances to affiliated companies, net of repayment	(26,576)	(318,390)	(120,165)
Capital expenditures	(897,222)	(1,772,566)	(609,513)
Acquisitions, net of cash acquired	(22,892)	(1,626,723)	(1,927,333)
Sale of affiliated companies	132,907	–	16,648

Net cash flows from investing activities	(849,684)	(3,745,503)	(2,898,905)

Cash flows from financing activities:
Proceeds from issuance of shares	1,786	–	–
Proceeds from initial public offering, net	–	–	1,206,759
Proceeds from secondary public offering, net	–	–	851,457
Proceeds from issuance of convertible preferred stock	–	1,423,148	–
Proceeds from contribution shareholder	–	7,401	–
Proceeds from senior notes	–	1,594,161	2,393,451
Proceeds from exercise of DIC option	–	–	40,681
Proceeds from long-term and short-term borrowings	1,869,119	4,617,862	737,033
Deferred financing costs	(14,092)	(158,901)	(75,154)
Repayments of long-term and short-term borrowings	(853,109)	(2,677,430)	(1,069,704)
Repayments on note payable to shareholder	–	–	(71,442)
Repayments on short-term note	–	–	(16,499)

Net cash flows from financing activities	1,003,704	4,806,241	3,996,582

Effect of exchange rates on cash	54	(571)	(186)

Net increase (decrease) in cash and cash equivalents	(735,229)	564,770	1,012,041
Cash and cash equivalents at beginning of period	1,590,230	1,025,460	13,419

Cash and cash equivalents at end of period	855,001	1,590,230	1,025,460

Non-cash investing and financing activities:
Issuance of warrants	–	159,540	29,223

Purchase Money Note Payable to Sellers	–	–	16,663

Stjärn Seller's Note	–	120,067	93,479

Conversion of shareholder loan to equity	–	–	6,559

Shares issued for Videopole acquisition	–	–	61,164

Acquisition of EWT via issuance of subsidiary shares	–	715,040	–

Acquisition of Cignal via issuance of subsidiary shares	–	235,700	–

Supplemental cash flow disclosures:
Cash paid for interest	(541,703)	(354,659)	(79,979)

Cash received for interest	52,829	37,476	26,085

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in Euros, unless otherwise stated)

1.    Organization and Nature of Operations

        United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UGC Holdings, Inc. (formerly known as United International Holdings, Inc. and then as UnitedGlobalCom, Inc. ("UGC Holdings")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December 1997, UGC Holdings acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of UGC Holdings (subject to certain employee equity incentive compensation arrangements). Subsequently in February 1999, UPC had its initial public offering. As of December 31, 2001, UGC Holdings owns 53.1% of UPC. Through its broadband communications networks and services in 17 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution, which comprises the local operating systems, provides video, telephone and internet services for residential customers, (Triple Play). UPC Media comprises the converging internet content and programming business and, in 2001, the internet access business. Priority Telecom focuses on providing network solutions to the business customer.

        The following chart presents a summary of the Company's significant investments as of December 31, 2001:

	UPC's Ownership
UPC Distribution:
Austria:
Telekabel Group	95.0%
Belgium:
UPC Belgium	100.0%
Czech Republic:
KabelNet	100.0%
UPC Ceska Republica A.S	99.9%
France:
Médiaréseaux S.A		92.0%(1)
Germany:
EWT/TSS Group		51.0%(2)
PrimaCom AG ("PrimaCom")	25.0%
Hungary:
UPC Magyarorszag	100.0%
Monor Telefon Tarsasag Rt. ("Monor")	98.9%
The Netherlands:
UPC Nederland	100.0%
Alkmaar	100.0%
Norway:
UPC Norge AS ("UPC Norge")	100.0%
Sweden:
UPC Sweden	100.0%

Slovak Republic:
Trnavatel	95.0%
Kabeltel	100.0%
UPC Slovensko s. r.o	100.0%
Romania:
Eurosat	51.0%
AST Romania		70.0%(3)
Poland:
UPC Polska, Inc ("UPC Polska")	100.0%
TKP	25.0%
UPC Media:
Pan-European
chello broadband N.V. ("chello")		100.0%(4)
Ireland:
Tara Televison Limited	80.0%
Spain:
Iberian Programming Services ("IPS")	50.0%
United Kingdom:
Xtra Music Ltd	50.0%
The Netherlands:
UPC Programming B.V. ("UPCtv")	100.0%
Czech/Slovak/Hungary:
UPC Direct Programming B.V	100.0%
Poland:
Wizja TV B.V	100.0%
Other:
SBS Broadcasting SA ("SBS")	21.2%
Priority Telecom:
Priority Telecom N.V. ("Priority Telecom")		79.1%(5)
Priority Wireless:
Priority Wireless AG ("Priority Wireless")	100.0%
Other Investments:
Israel:
Tevel Israel International Communications Ltd. ("Tevel")	46.6%
Malta:
Melita Cable TV P.L.C. ("Melita")	50.0%

(1)
UPC owns 92.0% of Médiaréseaux S.A. through its 100.0% owned subsidiary UPC France.

(2)
UPC has effective ownership of 51.0% of EWT/TSS Group through its 51.0% owned subsidiary, UPC Germany. Pursuant to the agreement to acquire EWT/TSS Group, UPC is required to fulfill a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. This contribution obligation is reflected as a liability in the UPC N.V. parent-only financials. If UPC fails to make such contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49% owner in UPC Germany may call for 22% of the ownership interest in exchange for 1 Deutsche Mark. Upon settlement of the exercise, the Company's interest in UPC Germany will be reduced to 29% and the Company would no longer consolidate UPC Germany. In addition, the Company believes the delivery of the shares also extinguishes the contribution obligation.

(3)
In February 2002, UPC acquired the remaining 30% of AST Romania from our minority shareholders.

(4)
chello broadband is in the process of issuing to UGC Holdings approximately 5,674,586 ordinary shares of class B in consideration for the transfer of rights from UGC Holdings to chello broadband necessary to eliminate UGC Holdings territorial restrictions on chello broadband's business. Subsequent to the issuance of the ordinary shares of class B to UGC Holdings, UPC will own approximately 86.7% of chello broadband. Including the issued shares owned by the chello Foundation, UPC will own approximately 76.9% on a fully diluted basis.

(5)
UPC owns approximately 64.8% of Priority Telecom's issued and outstanding ordinary shares. UPC also owns 100% of the class A shares and of the convertible shares.

2.    Risks and Going Concern Uncertainties

        The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, the Company reviewed their current and long-range plan for all segments of their business and the Company hired a strategic consultant to assist the Company in the process. The Company worked extensively with this consultant to revise the Company's strategic and operating plans. The Company has revised their strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

        Viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on our senior notes and senior discount notes, as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on their outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under those indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes. As of March 31, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        On February 1, 2002 UPC signed a Memorandum of Understanding with United and UGC Holdings. The Memorandum of Understanding describes a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of the Company's senior notes and senior discount notes to attempt to reach agreement on a means to restructure the Company's indebtedness at the holding company level.

        UPC's failure to make the February 1, 2002, interest payment on UPC's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010, and the resulting Events of Default under the indentures relating to the Company's senior notes and senior discount notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., UPC's indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the USD 1,225 million 6% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan").

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over operating companies within this group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under those facilities give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, UPC received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of the Company's failure to make the interest payment due on February 1, 2002, on the Company's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, any future failure by the Company to make the interest payment due on May 1, 2002 on the Company's outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009 within the applicable cure periods, or any resulting cross defaults.

        Each of these waivers will remain effective until the earlier of

  •
  June 3, 2002,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC's ordinary shares in accordance with the terms of the Memorandum of Understanding, or five business days after United has given notice to the Company that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a EUR 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

        As of April 12, 2002, UPC had not made the interest payment on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010 and none of the defaults described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

        The occurrence of the events of default described above also triggered the right of the holders of a minority interest in the Company's 51% owned subsidiary, UPC Germany, to acquire from UPC for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On March 5, 2002, UPC received notice of the holders' notice of exercise. After settlement of this exercise, UPC's interest in UPC Germany will be reduced to 29%. The involved parties are in discussion about this exercise notice.

        During the month of March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of the Company's senior notes and senior discount notes, and a steering committee representing the holders of the Company's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. Currently, United and its advisors and the noteholders' steering committee and its advisors are conducting due diligence about UPC and the Company's current financial condition. UPC has not reached any decisions with either United or the noteholders' steering committee regarding the terms or timing of a debt restructuring. UPC expects that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the fair value of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan. Since UPC is in preliminary discussions with United and the noteholders' steering committee, UPC cannot predict the terms or the timing of the Company's restructuring. In addition, UPC cannot assure you that the Company will be able to reach agreement with either United or the noteholders on mutually satisfactory terms for the debt restructuring.

        If UPC is unable to reach agreement on the terms of the debt restructuring or is otherwise unable to successfully complete an agreed upon restructuring plan for the Company's debt, UPC may seek relief under a debt moratorium, leading to a suspension of payments, or bankruptcy proceeding under applicable laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to the Company, holders of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in the Company's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or the Company's liquidation.

        In a separate transaction on February 1, 2002, UPC amended two swap agreements with a bank effective as of January 31, 2002. The swap agreements were entered into in connection with the issuance of some of the Company's senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including defaults described above. The amendment provides that the bank's obligations to the Company under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to the Company, the bank is entitled to offset, and will deliver to the Company, approximately EUR 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank. The fair value of the Senior Notes to be delivered is substantially less than 400 million. Upon offset against, and delivery to UPC of, the senior notes and senior discount notes, UPC's indebtedness will be reduced by approximately EUR 400 million and UPC will recognize an extraordinary gain.

        UPC has experienced net losses since formation. As of December 31, 2001, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. In addition, as a result of the events of default described above, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) UPC's ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) UPC's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of UPC's ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect.

3.    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        In February 1999, UPC acquired telephone and programming assets from UGC Holdings through the issuance of new shares. As the acquisition was between entities under common control, the transaction was accounted for at historical cost, similar to pooling of interest accounting. Prior period financial statements of the transferee are restated for all periods in which the operations were part of parent's consolidated financial statements. Accordingly, the Company has restated all periods presented as if UPC had acquired the telephone and programming assets from UGC Holdings as of the date of UGC Holdings' initial investment.

        Certain prior period amounts have been reclassified to conform with current period presentation.

Staff Accounting Bulletin No. 51 ("SAB 51") Accounting Policy

        Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions, which must be credited directly to equity in accordance with the provisions of SAB 51.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of UPC and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and investments with original maturities of less than three months.

Restricted Cash

        Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to overdue accounts receivable. Upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable for a maximum of three years.

Costs to be Reimbursed by Affiliated Companies

        The Company incurs certain costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

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

Investments in and Advances to Affiliated Companies, Accounted for under the Equity Method

        For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net asset value or the excess of its proportionate interest in each affiliate's net asset value in excess of its cost.

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

Cable distribution networks	7–20 years
Subscriber installation costs and converters	5 years
DTH, MMDS and distribution facilities	5–20 years
IT systems, office equipment and fixtures	3–8 years
Building and leasehold improvements	20–33 years
Other	3–10 years

        Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

Goodwill and Other Intangible Assets

        The excess of investments in consolidated subsidiaries over the fair value of the net assets at acquisition is amortized on a straight-line basis over an average life of 15 years. Licenses in newly-acquired companies are recognized at the fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The cost of the license is amortized on a straight-line basis over the initial license period.

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

Derivative Financial Instruments

        The Company uses derivative financial instruments including cross currency and interest rate swaps to manage exposures to movements in foreign exchange rates and interest rates. The Company accounts for derivative financial instruments in accordance with SFAS No. 133 "Accounting for Derivative and Hedging Activities", as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and access the effectiveness of transactions that receive hedge accounting.

        For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded at a component of accumulated other comprehensive income in shareholders' equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in the earnings. The changes in fair value of the hedged item are recorded as an adjustment to its carrying value on the balance sheet.

        For derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings.

Revenue Recognition

        Revenue related to the provision of cable television, internet, telephone and DTH services to customers is recognized in the period in which the related services are provided.

        Initial installation fees relating to the Company's services are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnection's are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries in Europe.

Advertising

        The Company expenses the production costs of advertising as incurred.

Stock-Based Compensation

        Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plan and that of its subsidiaries, chello broadband and Priority Telecom, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition, the Company, chello broadband and Priority Telecom have stock-based compensation plans which are equivalent to stock appreciation rights. Accordingly, variable plan accounting is used in which compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at each financial statement date. Fixed plan accounting is used in which compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at grant date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." See Note 11.

Income Taxes

        The Company accounts for income taxes under the asset and liability method, which requires recognition of, deferred tax assets and liabilities for the expected future income tax consequences of transactions, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized. Withholding taxes are taken into consideration in situations where the income of subsidiaries is to be paid out as dividends in the near future. Such withholding taxes are generally charged to income in the year in which the dividend income is generated.

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

        As of December 31, 2001, the aggregate number of shares exercisable under the Company's stock option plans and shares which could be potentially issued as a result of conversion of convertible securities issued by the Company were as follows:

As of December 31, 2001
(number of shares)
DIC Loan	96,322,242
Exchangeable Loan	129,529,729
Preference Shares	43,692,788
UPC Stock option plans	13,387,327

Total number of shares potentially exercisable	282,932,086

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

Accounting Change

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 21.3 million and a cumulative increase to Other Comprehensive Income ("OCI") of 36.7 million. The increase to income was attributable to a loss of approximately 36.7 million reclassified from OCI for the value of certain warrants held by the Company, which are derivatives and are not designated as a hedging instrument, and income of approximately 58.0 million related to gains associated with cross currency swaps held by the Company, which do not qualify as hedging instruments as defined by SFAS 133.

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

        Under SFAS 142, goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be tested for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." All other recognized intangible assets will continue to be amortized over their estimated useful lives.

        SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 can not be amortized. On adoption the Company expects to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill and other intangible assets. While the Company has not determined what the impact of the application of SFAS 142 will be on its financial position and results of operations, it is possible that a substantial cumulative effect adjustment may be required. As of December 31, 2001, net goodwill of approximately 2.9 billion is included in the accompanying consolidated balance sheet.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While SFAS 144 supersedes APB Opinion 30 "Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

        SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. The Company, does not anticipate that adoption of SFAS 144 will have a material impact on its results of operations or its financial position.

4.    Acquisitions, Mergers and Listings

Acquisition of United Telekabel Holding N.V.

        On February 17, 1999, the Company acquired the remaining 49% of UTH from NUON (the "NUON Transaction") for 235.1 million. Effective February 1, 1999, UPC began consolidating its investment in UTH. Details of the net assets acquired, are as follows (in thousands):

Property, plant and equipment	185,835
Investments in affiliated companies	41,439
Goodwill	227,190
Long-term liabilities	(214,613)
Net current liabilities	(4,765)

Total cash paid	235,086

Acquisition of StjärnTVnätet AB

        In July 1999, UPC acquired Stjärn for a purchase price of USD 397.0 million (371.1 million). USD 100.0 million (93.5 million) of the purchase price was paid in the form of a one-year note with interest at 8% per annum and the balance of the purchase price was paid in cash. The acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating Stjärn, including its debt. In July 2000, in accordance with the original terms of the note, UPC elected to repay the one-year note, plus accrued interest, with 4,056,453 of its ordinary shares A.

        Details of the net assets acquired, are as follows (in thousands):

Property, plant and equipment	40,356
Goodwill	413,264
Long-term liabilities	(30,164)
Net current liabilities	(52,345)

Total purchase price	371,111
Seller's note	(93,479)

Total cash paid	277,632

Acquisition of @Entertainment

        In August 1999, UPC acquired 100% of @Entertainment for USD 807.0 million (750.7 million). The @Entertainment acquisition was accounted for under purchase accounting. Effective August 1, 1999, UPC began consolidating @Entertainment, including debt acquired, which was 417.3 million.

        Details of the net assets acquired, are as follows (in thousands):

Property, plant and equipment	182,495
Goodwill	917,983
Other assets	19,847
Net current assets	47,665
Long-term liabilities	(417,279)

Total cash paid	750,711

Acquisition of 50% of A2000

        In September 1999, UPC acquired, through UPC Nederland, the remaining 50% of A2000 that it did not already own for USD 229.0 million (214.0 million). The acquisition was accounted for under purchase accounting. Effective September 1, 1999, UPC began consolidating A2000, including its debt, which was 237.6 million.

        Details of the net assets acquired, are as follows (in thousands):

Property, plant and equipment	90,243
Goodwill	256,469
Net current liabilities	(23,429)
Long-term liabilities	(121,446)

201,837
Receivables assumed	12,211

Total cash paid	214,048

Acquisition of Eneco K&T Group

        In March 2000, UPC acquired the Eneco K&T Group ("K&T"), the cable interests of ENECO N.V., for a consideration of 1,046.3 million, including the repayment to ENECO N.V. and the assumption of debt from K&T to ENECO N.V. of 225.6 million. The acquisition was accounted for under purchase accounting.

        Net assets acquired are as follows (in thousands):

Property, plant and equipment	236,959
Investments in affiliated companies	8,767
Goodwill	817,893
Long-term liabilities	(234,457)
Net current liabilities	(8,455)

820,707
Receivables acquired	225,581

Total cash paid	1,046,288

Acquisition of Tebecai Netwerken B.V. and Tebecai Telecom B.V.

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

Acquisition of Intercomm France Holding S.A.

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

Acquisition of ElTele Østfold and Vestfold Systems

        In February 2000, UPC aquired 100% of the equity of ElTele Østfold and Vestfold ("ETO") from the energy companies Fredrikstad Energi AS, Østfold Energiverk and Hafslund. UPC paid NKR 320.0 million (39.3 million) for the companies. Effective March 1, 2000, UPC began consolidating its investment in ETO.

Acquisition of UPC Magyarorszag Minority Interest

        In March 2000, UPC acquired the 20.75% minority stake held in UPC Magyarorszag by the First Hungary Fund for 63.9 million in cash, increasing UPC's ownership to 100%.

Awards for Wireless Licenses

        In March 2000, UPC's wireless communications division, Priority Wireless, won two national licenses to build and operate broadband fixed wireless access networks in the 3.5 GHz band in Spain and Switzerland. In addition, UPC was awarded regional 26 GHz licenses in Geneva and Zurich. The Spanish license was awarded at no cost by the Ministry of Public Works and Telecommunications in a competitive tender based on technical and financial ability. Priority Wireless won the Swiss license for 102.5 million, which was funded in July, by competing in a public auction. Furthermore licenses were awarded in France, Norway and Finland at no cost.

Acquisition of Kabel Haarlem B.V.

        In March 2000, UPC acquired, through UPC Nederland, 100% of the Haarlem cable network for 62.2 million. The acquisition was accounted for under the purchase accounting. Effective March 1, 2000, UPC Nederland began consolidating its investment in Haarlem.

Acquisition of EWT/TSS Group

        In October 2000, UPC acquired, through its subsidiary UPC Germany GmbH ("UPC Germany"), 100% of the EWT/TSS Group ("EWT/TSS") for a purchase price of 238.4 million in cash and 49% of UPC Germany. The acquisition was accounted for under purchase accounting. At closing, UPC Germany began consolidating EWT/TSS, including its debt, which was 63.4 million.

        In the third quarter of 2001, the purchase price was finalized and the Company recorded the necessary adjustments to the initial purchase price allocation to reflect this settlement. Details of the final net assets acquired, are as follows (in thousands):

Property, plant and equipment	78,058
Goodwill and other intangibles	810,947
Long-term liabilities	(46,293)
Net current liabilities and other	(30,625)

812,087
UPC Germany shares	(573,740)

Total cash paid	238,347

        UPC has effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary UPC Germany. Under the UPC Germany Shareholders Agreement, the 49% shareholder has been provided with an option to put his interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its shares or the equivalent value of cash on such date. Pursuant to the agreement to acquire EWT/TSS Group, UPC is required to fulfil a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. This contribution obligation is reflected as a liability in the UPC N.V. parent-only financials. If UPC fails to make such contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49% owner in UPC Germany may call for 22% of the ownership interest in exchange, for 1 Deutsche Mark. Upon settlement of the exercise, the Company's interest in UPC Germany will be reduced to 29% and the Company will no longer consolidate UPC Germany. In addition, the Company believes the delivery of the shares also extinguishes the contribution obligation.

Acquisition of Cignal Global Communications

        In November 2000, Priority Telecom acquired, through a merger and exchange offer, Cignal Global Communications ("Cignal"), a United States-based provider of global network services. In the stock-based deal, Priority Telecom acquired 100% of Cignal in exchange for a 16% interest in Priority Telecom valued at USD 200.0 million. As part of the transaction, the CLEC operations of UPC distribution companies have been spun-off to Priority Telecom.

        Under the terms of a Shareholder's Agreement, entered into with the former shareholders of Cignal, UPC granted the Cignal shareholders an option to put their interest in Priority Telecom back to UPC if an initial public offering for Priority Telecom was not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put is the greater of the fair market value of the Cignal shareholder's interest in Priority Telecom or USD 200.0 million. The arrangement provided UPC with the option to pay for the put, if exercised, in either its shares or cash. UPC has received a notice purporting to exercise certain option rights of the former shareholders of Cignal. UPC believes these option rights did not exist at the time of the purported exercise, since they were granted subject to the condition that no initial public offering of Priority Telecom N.V. take place prior to October 1, 2001. UPC believes a successful initial public offering of Priority Telecom N.V. was completed prior to that date and, accordingly that the notice is not effective and accordingly UPC was entitled to disregard it.

Acquisition of Alkmaar

        In January 2001, UPC acquired De Alkmaarse Kabel B.V., which owns and operates cable and broadband networks primarily in the Alkmaar region of the Netherlands, for a purchase price of 49.2 million. The purchase price was paid in cash of 22.9 million and a one-year note with interest of 8% per annum. The note was payable in cash or shares of UPC, at UPC's option and was repaid in cash, in January 2002.

Polish DTH Merger

        In August, 2001, UPC and Canal+, the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In December 2001, UPC Polska sold its Polish and United Kingdom DTH assets to TKP, a subsidiary of Canal+, and placed 30.0 million cash into an escrow account, which was used to fund TKP with a loan of 30.0 million in January 2002. The 30.0 million has been classified as restricted cash in the consolidated financial statements as of December 31, 2001. In exchange, UPC received a 25% ownership interest in TKP and 150.0 million in cash. TKP will be managed and controlled by Canal+, who initially will own the remaining 75% of TKP. For accounting purposes, TKP was deemed the acquirer. UPC Polska's investment in the merged companies has been recorded at fair value as of the date of the transaction. A non-cash loss of 465.5 million was recognized in connection with the merger.

Pro Forma Information

        As required, the following unaudited pro forma consolidated operating results give effect to UPC's acquisition of K&T, the remaining 49% of UTH, 100% of Stjärn, 100% of @Entertainment and the remaining 50% of A2000, as if these acquisitions had occurred on January 1, 1999. This unaudited pro forma consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The Company uses preliminary purchase price allocations when reporting the value of certain assets and liabilities acquired in business combinations. The Company finalizes such purchase price allocations within one year of consummating a business combination.

	For the Year Ended December 31, 2000		For the Year Ended December 31, 1999
	Historical	Pro Forma	Historical	Pro Forma
	(In thousands of Euros, except share and per share amounts)
Service and other revenue	1,000,825	1,018,069	447,501	742,505

Basic net loss attributable to common shareholders	(1,996,408)	(2,045,396)	(784,298)	(1,433,837)

Weighted-average number of ordinary shares outstanding	438,041,841	438,041,841	377,969,829	388,112,131

Basic and diluted net loss per ordinary share	(4.56)	(4.67)	(2.08)	(3.69)

Listing of Priority Telecom

        On September 5, 2001, the General Meeting of Shareholders of Priority Telecom approved the conversion of 109,144,190 ordinary shares, with a nominal value of EUR 0.10 each, as held by UPC, into 2,728,605 class A shares with a nominal value of EUR 4.00 each.

        On September 27, 2001, Priority Telecom listed its 3,986,519 issued and outstanding ordinary shares on the Euronext. The ordinary shares available for free float at listing represent approximately 15% of the issued and outstanding ordinary shares of Priority Telecom. The listing involves all of Priority Telecom's ordinary shares. In addition Priority Telecom has 2,728,605 class A shares issued and outstanding, which are currently held by UPC and are not included in the listing.

        Priority Telecom has issued 5,327 series 1 convertible shares and 273 series 2 convertible shares to UPC, for an aggregate purchase price of approximately 364 million. The purchase price is comprised of 174 million in cash and the conversion of 190 million accreted value of shareholder loans from UPC outstanding at September 30, 2001, into convertible shares.

5.    Impairment and Restructuring Charges

        During 2001, in reviewing the current and long-range plan, the Company implemented a Company-wide restructuring plan to both lower operating expenses and strengthen its competitive and financial position. Management began implementation of the plan during the second half of 2001 by eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and cancellation of certain programming contracts.

The following table summarizes these costs by type and related segment of the business. Additionally, the actual cash paid during 2001 and remaining liability is included.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contract Termination Costs	Asset Disposal Losses and Other Costs	Impairment Charges	Total Impairment and Restructuring Charges
	(In thousands of Euros)
UPC Distribution	39,402	14,065	35,134	42,478	766,707	897,786
Priority Telecom	8,793	3,985	12,922	–	469,946	495,646
UPC Media	2,430	–	57,020	10,687	–	70,137
Corporate	2,090	262	–	–	222,027	224,379

Total impairment and restructuring charges	52,715	18,312	105,076	53,165	1,458,680	1,687,948

Cash paid during 2001	(15,159)	(7,172)	(16,639)	(3,700)	–	(42,670)
Non-cash impairment charges	–	–	13,615	(33,237)	(1,458,680)	(1,478,302)

Impairment and restructuring liability	37,556	11,140	102,052	16,228	–	166,976

        Employee severance and termination costs.     These costs relate to termination salaries, benefits, outplacement and other related costs to the employees involuntarily terminated. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

        Office closures.     In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease-termination costs and other related costs.

        Programming and Lease Contract Termination Costs.     These costs relate to costs associated with the restructuring, cancellation or recognition of costs associated with excess capacity of certain contracts.

        Impairment charges.     Included in "impairment charges" are charges recognized in accordance with the Company's policy on recoverability of tangible and intangible assets, as described in Note 3 "Summary of Significant Accounting Policies", as well as certain other write-downs. The primary components of this amount can be detailed as follows:

  UPC Distribution

        This charge is primarily related to the Company's investment in UPC GmbH. As discussed in Note 1, as of year-end, the Company had a 51% interest in UPC GmbH, which in turn holds a 100% interest in the EWT/TSS Group, which was acquired during 2000. During 2001, the Company was actively pursuing merger opportunities for UPC GmbH, which ultimately did not materialize. In the fourth quarter of 2001, the Company concluded that UPC GmbH would not be merged with another entity. As a result of this change in strategic focus, as well as the fact that the Company lacks the financial resources to fully develop the triple play in Germany, the long range plans of UPC GmbH were revised to provide for a "care and maintenance" program meaning that the business plan is primarily focused on current customers and product offerings, as opposed to a planned roll-out of new service offerings. As a result of this revised business plan, and in accordance with the Company's policy regarding recoverability of tangible and intangible assets, it was determined that a triggering event had occurred in Germany as defined by SFAS 121, and accordingly this investment needed to be reviewed for impairment. Upon analyzing the projected undiscounted free cash flows (without interest), it was determined that an impairment charge needed to be recorded. The amount of the charge was determined by evaluating the estimated fair market value of the investment in the EWT/TSS Group using a discounted cash flow approach. The result of this analysis was that an impairment charge totaling 766.7 million was recorded as of December 31, 2001.

  Priority Telecom

        During the second quarter of 2001, UPC's management identified indicators of possible impairment of long-lived assets, principally Indefeasible Rights of Use ("IRU's") and related goodwill, within its CLEC subsidiary, Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal Global Communications ("Cignal"), in the way that certain assets from the Cignal acquisition were being used within Priority Telecom.

        UPC revised its strategic plans for using within Priority Telecom certain assets acquired in the Cignal transaction because of reduced levels of private equity funding activity for CLEC businesses and a decision by UPC to complete a public offering of Priority Telecom in the second half of 2001. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In 2001, using the strategic plan prepared in connection with the listing of Priority Telecom, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting a write-down of tangible assets, related goodwill and other impairment charges of 469.9 million for the year ended December 31, 2001.

  Corporate

        The Corporate impairment charges of 222.0 million are comprised of the following:

(In millions of Euros)
Swiss wireless license	102.5
Microsoft contract acquisition rights	67.2
Other	52.3

Total	222.0

        The Swiss wireless license was acquired by the Company during 2000 and through 2001 the Company was evaluating various alternatives to develop this license. During the fourth quarter, in connection with the overall strategic review, it was determined that the Company was not in a position to develop this asset as a result of both funding constraints as well as a change in strategic focus away from the wireless business. As a result of this change in strategic focus, the Company wrote-off this asset as of year-end.

        As described in Note 11, as a result of issuing warrants to Microsoft during 1999 and 2000, the Company recorded approximately 150.2 million in contract acquisition rights which were being amortized over a period of three years representing the term of the Interim Technology Agreement. During the fourth quarter the Interim Technology Agreement was terminated, and the related remaining unamortized contract acquisition rights were written-off.

        The following table summarizes the number of employees terminated as of December 31, 2001 and to be terminated during 2002 in accordance with the restructuring by both division and function:

	Number of Employees 2001	Number of Employees 2002
Division:
UPC Distribution	449	873
Priority Telecom	88	23
UPC Media	26	86
Corporate	13	4

Total	576	986

Function:
Programming	133	1
Network Operations	143	498
Customer Operations	58	112
Customer Care	84	92
Billing and Collection	1	4
Customer Acquisition and Marketing	73	164
Administration	84	115

Total	576	986

6.    Investments in and Advances to Affiliated Companies

  Equity Method Investments

	As of December 31, 2001
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	–	–
Melita	12,881	–	(3,608)	1,138	–	10,411
Xtra Music	14,039	–	(7,450)	499	–	7,088
IPS	10,065	(2,742)	10,888	7,099	–	25,310
SBS	261,999	–	(81,332)	34,416	(114,618)	100,465
PrimaCom	345,096	–	(75,049)	–	(261,305)	8,742
TKP	30,000	–	(3,357)	–	–	26,643
Other, net	51,413	(707)	(35,701)	(16)	–	14,989

Total	839,771	(8,949)	(316,603)	55,352	(375,923)	193,648

        As of year-end, the cumulative losses recognized related to the Company's investment in Tevel exceeded the Company's investment in this entity. As a result of this, in accordance with APB 18, the Company has suspended recognition of the losses in this investment once the investment was written down to zero. The company has no further funding obligations related to this investment.

        Based on analyses performed by UPC using the quantitative and qualitative factors described in Note 3, Investment in and Advance to Affiliated Companies, Accounted for Under the Equity Method, UPC recorded a provision for loss on its investments in SBS and PrimaCom for 114.6 million and 261.3 million, respectively, during the year ended December 31, 2001. These provisions have been separately presented under "Provision for Loss on Investments", in the accompanying consolidated statement of operations.

	As of December 31, 2000
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	89,817	(5,500)	(38,616)	16,190	–	61,891
Melita	12,688	–	(1,361)	697	–	12,024
Xtra Music	14,039	–	(6,572)	221	–	7,688
IPS	10,065	(2,742)	5,291	3,541	–	16,155
SBS	261,999	–	(39,265)	18,626	–	241,360
PrimaCom	345,096	–	(31,236)	–	–	313,860
Other, net	52,386	(707)	(18,797)	(572)	–	32,310

Total	786,090	(8,949)	(130,556)	38,703	–	685,288

        The Company had the following differences related to the goodwill over the net tangible assets acquired for its equity investments. Such differences are being amortized over an average of 15 years:

	As of December 31, 2001		As of December 31, 2000
	Goodwill	Accumulated Amortization	Goodwill	Accumulated Amortization
	(In thousands of Euros)
Tevel	86,492	(16,687)	89,683	(12,920)
Melita	12,227	(1,719)	11,953	(1,053)
Xtra Music	5,753	(1,344)	5,459	(498)
IPS	13,702	(2,044)	12,478	(1,281)
SBS	170,646	(35,424)	269,479	(18,701)
PrimaCom	34,722	(34,722)	270,507	(16,885)

Total	323,542	(91,940)	659,559	(51,338)

Marketable Equity Securities of United, at Fair Value

        As a result of the UPC Acquisition described in Note 1, UPC acquired 6,338,302 of UGC Holdings Class A common shares, as adjusted for UGC Holdings 2:1 stock split in December 1999, valued at fair market value of 30.3 million as of December 11, 1997. In November 1998, UPC sold 769,062 shares. The fair values of the remaining 5,569,240 shares as of December 31, 2001 and 2000, respectively, were 31.2 million and 81.7 million, respectively, resulting in cumulative unrealized gains of 4.5 million and 55.1 million, respectively such shares are now UGC Holdings Class A common shares following the January 30, 2002, merger transaction with Liberty and UGC Holdings.

7.    Property, Plant and Equipment

	As of December 31,
	2001	2000
	(In thousands of Euros)
Cable distribution networks	3,513,362	3,151,150
Subscriber premises equipment and converters	793,809	506,021
DTH, MMDS and distribution facilities	117,692	196,907
IT systems, office equipment, furniture and fixtures	289,376	272,579
Buildings and leasehold improvements	168,186	132,092
Other	73,893	61,635

	4,956,318	4,320,384
Accumulated depreciation	(1,201,988)	(611,032)

Net property, plant and equipment	3,754,330	3,709,352

8.    Goodwill and Other Intangible Assets

	As of December 31,
	2001	2000
	(In thousands of Euros)
UPC Nederland	1,388,414	1,713,365
UPC Polska	493,008	1,024,469
UPC Germany	83,231	951,990
UPC Sweden	402,584	418,828
Priority Telecom	381,260	363,215
UPC NV	1,506	154,775
Telekabel Group	181,377	180,200
UPC France	220,733	230,404
UPC Magyarorszag	154,621	141,264
Kabel Plus	113,939	115,667
Priority Wireless Group	–	108,020
UPC Norge	88,202	72,427
Other	92,333	83,659

	3,601,208	5,558,283
Accumulated amortization	(597,705)	(438,391)

Net goodwill and other intangible assets	3,003,503	5,119,892

9.    Long-Term Debt

	As of December 31,
	2001	2000
	(In thousands of Euros)
July 1999 Notes	1,796,252	1,674,095
October 1999 Notes	1,207,569	1,116,860
January 2000 Notes	1,942,684	1,789,369
UPC Distribution Bank Facility	3,163,834	2,369,258
UPC Bridge Facility	–	750,000
Exchangeable Loan	992,816	–
@Entertainment Notes	384,144	323,275
DIC Loan	53,762	55,359
Other	117,027	183,953

	9,658,088	8,262,169
Less current portion	(9,188,098)	(17,832)

Total	469,990	8,244,337

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss. As discussed in Note 2 "Risks and Going Concern Uncertainties", as of March 3, 2002, the Company is in default under its senior notes and senior discount notes, the UPC Distribution Bank Facility, the Exchangeable Loan and the agreement among EWT Elektro & Nachrichtentechnik GmbH, as Borrower and The Royal Bank of Scotland plc as Facility Agent and Security Agent and a group of financial institutions. Accordingly these borrowings have been reclassified to current portion of long-term debt.

UPC July 1999 Senior Notes and Discount Notes Offering (July 1999 Notes)

        In July 1999, UPC closed a private placement bond consisting of USD 800.0 million 10 7/8% senior notes due 2009, EUR 300.0 million 10 7/8% senior notes due 2009 and USD 735.0 million 12 1/2% senior discount notes due 2009. Interest payments on the senior notes are due semi-annually, commencing February 1, 2000. The senior discount notes were sold at 54.521% of the face amount, yielding gross proceeds of USD 400.7 million. The senior discount notes will accrue, but not pay, interest until February 2005. The USD 800.0 million 10.875% senior notes have been swapped into Euros at a rate of 1.06 US dollars per Euro. Of the Euro obligations, 50% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.15%. The remaining 50% have a variable interest rate of EURIBOR + 4.15% (as of December 31, 2001 three months EURIBOR was 3.29%). In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 532.1 million is held by UGC Holdings, as of January 30, 2002.

UPC October 1999 Senior Notes and Discount Notes Offering (October 1999 Notes)

        In October 1999, UPC closed a private placement bond offering consisting of: USD 252.0 million and EUR 101.0 million of 11 1/4% senior notes due 2009; USD 200.0 million and EUR 100.0 million of 10 7/8% senior notes due 2007 and USD 478.0 million and EUR 191.0 million aggregate principal amount at maturity of 13 3/8% senior discount notes due 2009. The senior discount notes were sold at 52.306% of the face amount, yielding gross proceeds of USD 250.0 million and EUR 100.0 million. The senior discount notes will accrue, but not pay, interest until November 2004. UPC has entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes at a rate of 1.049 US dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 US dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80% (as of December 31, 2001 three months EURIBOR was 3.29%). In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and senior discount notes. Of the outstanding balance 427.4 million is held by UGC Holdings, as of January 30, 2002.

January 2000 Senior Notes and Discount Notes Offering (January 2000 Notes)

        In January 2000, UPC closed a private placement bond offering consisting of: USD 300 million of senior notes due 2010 with an 11 1/2% coupon; USD 600 million and EUR 200 million of senior notes due 2010 with an 11 1/4% coupon; and USD 1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of

USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% at a rate of 1.01 US dollars per Euro until August 2008. In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 637.9 million is held by UGC Holdings, as of January 30, 2002.

Restrictions under our July 1999, October 1999 and January 2000 Indentures

        Our activities are restricted by the covenants of our indentures dated July 30, 1999, October 29, 1999 and January 20, 2000, under which our senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets to, or merge with or into, other companies.

        Under the terms of our indentures, if we raise additional common equity, we will be permitted to incur additional debt.

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

@Entertainment 1998 Senior Discount Notes (@Entertainment Notes)

        In July 1998, @Entertainment (now known as UPC Polska, Inc.) sold 252,000 units, each consisting of 14 1/2% senior discount notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of @Entertainment common stock, generating approximately USD 125.1 million (124.3 million) gross proceeds. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants. The senior discount notes are unsubordinated and unsecured obligations of @Entertainment. The senior discount notes will accrete, but not pay, interest until January 2004. Subsequent to the initial private placement of these notes, @Entertainment made a registered offer to exchange these notes for its 1998 senior discount notes ("1998 Senior Discount Notes").

        @Entertainment offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, @Entertainment purchased USD 49.1 million (48.8 million) aggregate principal amount at maturity of its Senior Discount Notes.

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

        @Entertainment offered to repurchase these notes pursuant to the terms of the @Entertainment indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, @Entertainment purchased its 1999 Senior Discount Notes described above for an aggregate price of USD 26.5 million (26.3 million).

        The indenture governing the 1999 Senior Discount Notes has covenants substantially similar to the PCI indenture.

@Entertainment 1999 Series C Senior Discount Notes (@Entertainment Notes)

        In January 1999, @Entertainment sold USD 36.0 million (35.8 million) 7.0% series C senior discount notes ("Series C Senior Discount Notes"), generating approximately USD 9.8 million (9.7 million) of gross proceeds. The Series C Senior Discount Notes are senior unsecured obligations of @Entertainment. The senior discount notes will accrete, but not pay, interest until January 2004.

        The indenture governing the Series C Senior Discount Notes has covenants substantially similar to the PCI indenture.

UPC Distribution Bank Facility

        In October 2000, UPC closed a EUR 4.0 billion operating and term loan facility ("UPC Distribution Bank Facility"). The facility is guaranteed by UPC's existing cable operating companies, excluding its Polish and German assets. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%–4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling EUR 2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and Triple Play by UPC's existing cable companies, excluding Polish and German operations.

Additional availability is linked to certain performance tests. As is customary for a financing of this nature, there are certain financial covenants and restrictions on UPC's cable companies' ability to make dividends and/or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. UPC was in compliance with these covenants at December 31, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At December 31, 2001 approximately 3.2 billion was outstanding under this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million, the remainder of the facility is denominated in Euros. Concurrent with the closing, UPC entered into a cross currency and interest rate swaps, pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 Euros per U.S. dollar until November 29, 2002. In addition UPC entered into an interest rate swap in respect of 1.725 billion to fix the EURIBOR portion of the interest calculation at 4.5474% for the period ending April 15, 2003.

        As indicated in Note 2, the Company is in default under the terms of this facility as a result of the missed interest payments during the first quarter of 2002. The Company has obtained a 90 day waiver of default from the banks syndicate which expires on June 3, 2002. During the period of waiver, the Company is permitted to borrow another 100 million under the facility, subject to certain conditions.

UPC Bridge Facility

        At the end of March 2000, a fully committed EUR 2.0 billion stand-by revolving credit facility was provided. The facility is guaranteed by UPC and certain subsidiaries. The facility accrued interest at EURIBOR +6.0%–7.0%, stepping up after March 31, 2001 with periodic increases capped at an annual rate of 18.0%. At December 31, 2000, this facility was partially drawn for a total amount of 750 million. UPC repaid the 750 million borrowed on this facility in May 2001.

DIC Loan

        In November 1998, a subsidiary of DIC loaned UPC USD 90.0 million (89.4 million) to acquire interests in the Israeli and Maltese systems. The original loan from DIC matured in November 2000 and was secured by UPC's pledge of its ownership interest in the Israeli system. In connection with the loan from DIC, UPC granted the Discount Group, its partner in the Israeli system, an option to acquire USD 90.0 million (89.4 million), plus accrued interest, of ordinary shares A at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire USD 45.0 million (44.7 million), plus accrued interest, of ordinary shares A at a price equal to the 30-day average closing price of UPC's ordinary shares A on the Stock Market of Amsterdam Exchanges, or the initial public offering price, whichever is higher. At UPC's initial public offering, DIC exercised the first option and acquired 4,675,962 ordinary shares A. UPC repaid USD 45.0 million (44.7 million) of the loan, plus accrued interest, with proceeds from the option exercise. The other option was exercisable until September 30, 2000. In October 2000, the remaining USD 45.0 million loan was refinanced by a two-year convertible note for the amount of EUR 55 million at an annual interest of 10%, the remaining loan is secured by the Company's pledge of 50% of its ownership interest in the Israeli system. UPC also extended, through September 30, 2002, the DIC's option to convert the note to UPC shares at the average of the close price in the last 30 trading days before the conversion date.

Exchangeable Loan

        In May 2001, UPC completed the placement with Liberty of USD 1,225 million 6% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan"), receiving proceeds of USD 856.8 (EUR 1.0 billion). The holder has the right to exchange the notes, which were issued by UPC's wholly-owned subsidiary, Belmarken Holding B.V., into ordinary shares of UPC under certain circumstances at USD 6.85 per share after May 29, 2002. The Exchangeable Loan was transferred to UGC Holdings on January 30, 2002, as a part of a transaction between Liberty, the original holder of the Exchangeable Loan, and UGC Holdings. UGC Holdings may exchange the notes for UPC's ordinary shares at USD 6.85 per share under certain circumstances before or after May 29, 2002.

        The principal terms of the Exchangeable Loan are as follows:

  •
  Exchangeable by the holder at any time after May 29, 2002 into UPC ordinary shares at USD 6.85 per share.

  •
  Callable in cash at any time in the first year at 100% plus accrued interest. Thereafter, not callable until May 29, 2004; thereafter, callable at descending premiums in cash, ordinary shares or a combination (at UPC's option) at any time prior to May 29, 2007.

  •
  UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares at EUR 8.00 per share on a EUR 1.00 for EUR 1.00 basis for any equity raised by UPC at a price at or above EUR 8.00 per share during the first two years, EUR 10.00 per share during the third year, EUR 12.00 per share during the fourth year, and EUR 15.00 per share during and after the fifth year.

  •
  UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares, if on or after November 15, 2002, its ordinary shares trade at or above USD 10.28 for at least 20 out of 30 trading days, or if on or after May 29, 2004, UPC ordinary shares trade at or above USD 8.91 for at least 20 out of 30 trading days.

        Of the outstanding balance 992.8 million is held by UGC Holdings, as of January 30, 2002.

Debt Maturities

        The maturities of the Company's long-term debt are as follows:

For the year ending December 31, 2002	9,188,098
For the year ending December 31, 2003	53,042
For the year ending December 31, 2004	6,346
For the year ending December 31, 2005	6,172
For the year ending December 31, 2006	4,958
Thereafter	399,472

9,658,088
Less current portion of long-term debt	(9,188,098)

Total	469,990

Fair Value of Financial Instruments

        Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

	As of December 31, 2001		As of December 31, 2000
	Book Value	Fair Market Value	Book Value	Fair Market Value
Senior Notes July 1999 Notes	1,796,252	262,631	1,674,095	1,000,300
Senior Notes October 1999 Notes	1,207,569	182,445	1,116,860	661,538
Senior Notes January 2000 Notes	1,942,684	262,244	1,789,369	1,069,144
UPC Distribution Bank Facility	3,163,834	3,163,834	2,369,258	2,369,258
UPC Bridge Facility	–	–	750,000	750,000
Exchangeable Loan	992,816	992,816	–	–
@Entertainment Notes	384,144	69,146	323,275	253,901
DIC loan	53,762	53,762	55,359	55,359
Other	117,027	117,027	183,953	183,953

	9,658,088	5,103,905	8,262,169	6,343,453
Less current portion	(9,188,098)	(4,948,913)	(17,832)	(17,832)

Total	469,990	154,992	8,244,337	6,325,621

Derivative Instruments

        As discussed earlier, in connection with certain borrowings, the Company has entered into both cross-currency swaps and interest rate swaps providing economic hedges to both currency and interest rate exposure.

        The following table details the fair value of the derivative instruments outstanding as of December 31, 2001 by related borrowing (in millions):

Borrowing	Type of Instrument	Fair Value
July 1999 Notes	Cross currency/interest rate swap	101.7
October 1999 Notes	Cross currency/interest rate swap	55.5
January 2000 Notes	Cross currency/interest rate swap	36.7
UPC Distribution Bank Facility	Cross currency/interest rate swap	(47.0)

Total Derivative Assets		146.9

        Of the above derivative instruments, only the 1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statements of shareholders' equity (deficit).

        The remaining instruments are marked-to-market each period with the corresponding fair value gain or loss being recorded as a part of foreign exchange gain (loss) and other income (expenses) in the accompanying consolidated statements of operations. The fair values as calculated by an independent third party, consider all rights and obligations of the respective instruments, including the set-off provisions described below. For the year ended December 31, 2001, the Company recorded a loss of 118.5 million in connection with the mark-to-market valuations.

        Certain derivative instruments outlined above include set-off provisions, which provide for early termination upon the occurrence of certain events including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If UPC is the defaulting party and the counterparty to the swap holds bonds of UPC, these bonds may be used to settle the obligation of the counterparty to UPC. In such an event of settlement, UPC would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds, which must be delivered, is based on the principal (i.e. face) amount of the bonds held, and not the fair value, which may be substantially less.

        The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

10.  Convertible Preferred Stock

Convertible Class A Preference Shares, Series 1

        In December 2000, UPC issued 12,400 shares of par value 1.00 convertible class A preference shares, series 1, ("Preference Shares") in a private placement to institutional investors, including UGC Holdings, resulting in gross proceeds to the Company of 1.43 billion. The Preference Shares had an initial liquidation value of 114,770 per share, and accrue dividends at a rate of 8% per annum, compounded quarterly. Prior to May 1, 2010, holders of the Preference Shares will not be entitled to receive dividends or distributions. As of May 1, 2010, the holders of the Preference Shares will be entitled to a dividend of 9,181.60 per share per annum. Each Preference Share may be converted at the option of the holder at any time after the earlier to occur of (i) September 1, 2001, (ii) the date on which UGC Holdings completes the acquisition of certain assets of Liberty Media Corporation, and (iii) termination of the agreement dated June 25, 2000 between UPC, UGC Holdings, Liberty Media International, Inc. and Liberty Media Corporation. The Preference Shares are convertible into Ordinary Shares A equal to the liquidation value divided by an initial conversion price of 34.455 per share. The conversion price is subject to adjustment upon occurrence of certain events. UPC has the right to require conversion on or after May 1, 2002, if the closing price of the ordinary shares A has equaled or exceeded 150% of the conversion price for a specified time, or on or after December 1, 2003, if the closing price of the ordinary shares A has equaled or exceeded 130% of the conversion price for a specified time. Subsequent to December 1, 2004, the Preference Shares may be redeemed at UPC's option in cash, ordinary shares A of UPC, or UGC Holdings Class A Common Stock. The Company has granted certain rights to holders of the Preference Shares to have registered under the Securities Act of 1933 the sale of ordinary shares A into which the Preference Shares may be converted.

        In July 2001, the Emerging Issues Task Force ("EITF") issued Topic D-98 "Classification and Measurement of Redeemable Securities". Topic D-98 requires that securities with redemption features that are not solely within control of the issuer to be classified outside permanent equity. Because UPC's parent has an investment in the Preference Shares, the redemption features are not solely within the control of UPC. Topic D-98 became effective in the fourth fiscal quarter of 2001 and required that all prior periods be restated. As a result, the Preference Shares have been reclassified, and are no longer presented as a component of permanent equity.

11.  Shareholders' Equity

        In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3-for-2 stock split and an increase in the number of authorized ordinary shares to 200,000,000. The Company's shareholders also approved the issuance to UGC Holdings of 100 priority shares, which have special approval and other rights. In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 preference shares A and 200,000,000 preference shares B. The par value of all shares was set at EUR 0.30 per share.

        In July 1999, at the annual shareholders' meeting, the shareholders approved the amendment of UPC's Articles of Association to authorize 100 million ordinary shares B with the right to cast 1 vote per share and to increase the voting rights of the newly re-named ordinary shares A (formerly the ordinary shares), the priority shares, the preference shares A and the preference shares B to 100 votes per share. The shareholders also approved an increase in the nominal value of each issued and outstanding ordinary share A and each priority share from EUR 0.30 to EUR 2.0.

        At an extraordinary general meeting of shareholders, in March 2000, the shareholders approved the amendment of UPC's Articles of Association to (i) split each ordinary shares A, priority share, preference share A and preference share B (as of December 31, 1999, with a nominal value of EUR 2.00 each) into three shares with nominal value of EUR 1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of EUR 0.02 each) into three shares with a nominal value of EUR 0.01 each and (iii) pay up an amount of EUR 145.2 million on account of the share premium reserve of the Company. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect these stock splits. The change in nominal value has been reflected in the consolidated statements of shareholders equity as if it occurred at the beginning of 1999.

        At an extraordinary general meeting of shareholders in November 2000, the UPC shareholders approved the amendment of UPC's Articles of Association to create the possibility for UPC to issue preference shares A with a nominal value of EUR 1.00 each. The specific terms and conditions for these shares will be determined in the resolution to issue shares.

        In November 2000, Priority Telecom acquired Cignal through a merger and exchange offer, resulting in recognition of a SAB 51 gain by UPC. In the stock-based deal, Priority Telecom acquired 100% of Cignal in exchange for a 16% interest in Priority Telecom valued at USD 200.0 million. As part of the transaction, the CLEC operations of the UPC Distribution companies have been spun-off to Priority Telecom. As of December 31, 2000, the asset transfer to the UPC Distribution companies had not been completed and, accordingly, the SAB 51 gain and the minority interest recorded by the Company as of December 31, 2000, were based on information available at that time. Upon finalization of the spin-off in the third quarter of 2001, the final SAB 51 gain was calculated, resulting in a decrease of 12.8 million to the preliminary amount.

        As of December 31, 2001, the Company had negative equity of 4,346.4 million.

General

        The equity classifications and amounts as stated in these consolidated financial statements do not necessarily reflect the statutory equity of the Company, as the statutory equity is subject to Dutch generally accepted accounting principles. The Dutch statutory equity is the basis for any distributions to shareholders.

UGC Holdings Indenture

        As a subsidiary of UGC Holdings "the Company's activities are restricted by the covenants in UGC Holdings" indenture dated February 5, 1998. In 2002, the holders of notes issued under this indenture agreed to remove substantially all of the covenants affecting the operations of UGC Holdings and its subsidiaries. As amended, the UGC Holdings indenture places limitations on the Company's ability, and the ability of our subsidiaries, to sell certain assets or merge with or into other companies. In January 2002, we were designated as an unrestricted subsidiary under such indenture. This action removed the restriction on asset sales.

Initial Public Offering

        During February 1999, the Company completed an initial public offering selling 133.8 million shares on Euronext Amsterdam and Nasdaq National Market System, raising gross and net proceeds from the offering of approximately 1,294.6 million and 1,206.8 million, respectively.

Amsterdam Exchange–Negative Equity

        As of December 31, 2001 the Company had negative shareholders' equity. This does not affect the fundamentals of the Company's business and is a function of significant capital investment with correspondingly high depreciation and amortization charges, typical of the telecommunications industry. Upon occurrence of the event, the Company promptly reported this deficit to the Euronext. As expected, the Euronext stock exchange has put the Company's shares on the so called "penalty bench" until such time as the Company return to positive shareholders' equity. In addition, on February 14, 2002, Euronext removed the Company's shares from the AEX index after a three-month notice period. This has not, however, resulted in a delisting of the Company's shares, which are still freely tradeable. The Company believes that the status of the Company's shares on Euronext will not have an impact on the Company's business operations, although the Company believes it will have a negative effect on the Company's stock price and could adversely affect the Company's ability to raise equity in the future.

        By letter of February 15, 2002, Euronext confirmed that once a company has been referred to the penalty bench it is Euronext's consistent policy not to lift the measure until such time as a financial restructuring of a company has been completed resulting in the shareholders' equity of such a company meeting at least the level required in order to be listed on the Euronext, and other Euronext requirements according to its rules are satisfied. Euronext confirmed that the Company would need to satisfy the following in order for the penalty bench measure imposed on the Company to be lifted:

  •
  the Company will need to receive unconditional commitments for a financial restructuring that will result in having an adequate shareholders equity to safeguard that the Company's shareholders' equity will in the foreseeable future not again turn negative,

  •
  the consequences for the holders of shares now traded on Euronext will need to be known and
  •
  the Company's equity will need to receive a sufficiently large free float.

        In accordance with article 108A, book 2 of the Dutch Civil Code, the Company will address the issue of negative equity at our next general shareholders' meeting.

Nasdaq National Market Listing Requirements

        The Company's ordinary shares are traded in the form of American Depositary Receipts ("ADRs") on the Nasdaq National Market under the symbol "UPCOY." Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. Following the Company's third quarter results announcement on November 14, 2001 and as a result of reporting negative shareholders equity the Company is currently listed on the Nasdaq National Market under Standard Two. The minimum bid price applicable to the Company for continued listing under Standard Two is USD 3.00.

        On September 27, 2001, Nasdaq announced a suspension of the minimum bid requirements for continued listing. The suspension of these requirements remained in effect until January 2, 2002, when they were reinstated.

        On January 2, 2002, the Company's stock was trading below the USD 3.00 minimum bid price and has not traded above USD 3.00 to date. On February 14, 2002, the Company was informed, through a notification from Nasdaq, that the Company would be delisted on May 15, 2002, if the stock does not trade for 10 consecutive trading days above USD 3.00 during a 90 day cure period, beginning February 15, 2002. By response letter, the Company informed Nasdaq about the Company's restructuring process and invited Nasdaq to engage with the Company in a dialogue on the matter. Should the Company's shares continue to trade below the minimum bid requirement throughout the cure period, the Company would be subject to having its ADRs no longer eligible for trading on the Nasdaq National Market. Such a development could have an adverse effect on the Company's stock price.

Secondary Public Offering of Ordinary Shares A

        In October 1999, UPC closed the offering of 45 million of its ordinary shares A, raising gross and net proceeds from the offering of approximately 896.2 million and 851.3 million, respectively.

Warrants

        The purchasers of the Preference Shares (see Note 10) each received warrants to purchase ordinary shares A of UPC at a price per share equal to 42.546. The aggregate number of warrants issued was 6,020,934. The warrants expire after seven years. The portion of the proceeds from the Preference Shares attributable to the fair value of the warrants was recorded in equity.

Microsoft Warrants

        On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC granted Microsoft warrants to purchase up to 11,400,000 shares or ADSs at Microsoft's option, at an exercise price of USD 9.33 (EUR 10.6). Half of the warrants are exercisable after one year from issuance for a period of up to three years. The other half of the warrants were to vest and become exercisable based on certain performance criteria to be established in the definitive agreements. The first half of the warrants was for the right to negotiate the licensing of technology from Microsoft under definitive agreements to be negotiated in the future. UPC recorded as contract acquisition rights approximately 29.2 million associated with the first tranche of warrants. The accounting for the cost associated with the second tranche of warrants was not initially recognized as it depended on the establishment of the ultimate nature of the performance criteria related to earning these warrants.

        In May 2000, UPC and Microsoft entered into a technology agreement ("Interim Technology Agreement"). The Interim Technology Agreement was initially effective until either June 30, 2003 or the execution of a definitive technology agreement. The Interim Technology Agreement was non-exclusive and entered into for the purpose of assisting UPC in delivering interactive TV to UPC customers using a Microsoft platform. Simultaneously with entering into the Interim Technology Agreement, Microsoft announced its intention to exercise the first tranche of warrants and the original warrant agreement was modified to waive the performance criteria on the second tranche of warrants. The total cash exercise price payable by Microsoft upon the exercise of the first tranche of warrants was USD 53.2 million (EUR 60.4 million), which was offset by a development contribution of USD 20.0 million (EUR 22.7 million) from UPC to Microsoft under the Interim Technology Agreement. The USD 20.0 million (EUR 22.7 million) payment was accounted for as a contract acquisition right for the technology associated with the Interim Technology Agreement. The second tranche of warrants was also accounted for as a contract acquisition right of approximately USD 108.2 million (EUR 121.0 million). The amortization period for the remaining contract rights from the first tranche of warrants and the new contract rights from the second tranche of warrants, as well as the USD 20.0 million (EUR 22.7 million) development contribution, was the three year life of the Interim Technology Agreement. The exercise of the first tranche of warrants has not been completed.

        In November 2001, the Interim Technology Agreement has been terminated, consequently UPC has written off the remaining contract acquisition rights of 67.2 million.

UPC Stock Option Plan

        In 1996, UPC adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the Plan, apart of which were held by the Stichting Administratiekantoor UPC (the "Foundation"), which administered the Plan. Each option represents the right to acquire one ordinary share A, based on an agreement, dated July 26, 1996, between United Europe, Inc. and UPC. Upon an initial public offering, United Europe, Inc. could liquidate the Foundation and transfer any remaining shares in the Foundation to United Europe, Inc. During the year 2001, the Foundation was liquidated, and 3,138,289 shares were transferred to United Europe, Inc. Subsequently, in July 2001, the board of management authorized the fulfillment of the exercises of any options by employees to be satisfied by the Company through the issuance of treasury stock ("niet uitgegeven stukken depot") for a maximum of 17,000,000 ordinary shares A. The options are granted at fair market value at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the Plan provides that even though the options are exercisable immediately, the shares to be issued for options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

        For purposes of the pro forma disclosures presented below, UPC has computed the fair values of all options granted during the year ended December 31, 2001, 2000 and 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	For the Year Ended December 31,
	2001	2000
Risk-free interest rate	4.15%	4.60%
Expected life regular options	5 years	5 and 10 years
Expected volatility	95%	95%
Expected dividend yield	0%	0%

        Based upon Black-Scholes single option model, the total fair value of options granted was approximately 157.4 million for the year ended December 31, 2001, 140.8 million for the year ended December 31, 2000 and 38.5 million for the year ended December 31, 1999. These amount are being amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 86.6 million, 40.5 million and 5.9 million, for the year ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2001		2000		1999
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(4,540,791)	(10.27)	(1,996,408)	(4.56)	(784,298)	(2.08)

Pro Forma	(4,627,391)	(10.46)	(2,036,908)	(4.65)	(790,198)	(2.09)

        A summary of stock option activity for the Plan is as follows:

	For the Year Ended December 31,
	2001		2000		1999
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	11,232,330	12.62	10,955,679	6.94	12,586,500	1.72
Granted during period	17,849,542	10.61	2,629,762	27.97	4,338,000	14.91
Forfeitured during period	(2,138,712)	15.87	(127,486)	21.39	(266,565)	3.44
Exercised during period	(2,066,390)	1.82	(2,225,625)	2.19	(5,702,256)	1.65

Outstanding at end of period	24,876,770	11.49	11,232,330	12.62	10,955,679	6.94

Exercisable at end of period(1)	10,502,678	10.64	5,803,659	7.62	4,769,595	3.10

(1)
Includes certificate rights as well as options.

        The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000			For the Year Ended December 31, 1999
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)			(Euros)
Less than market price	756,240	11.64	4.54	2,124,486	60.37	24.23	375,000	8.94	16.12
Equal to market price	16,278,774	9.03	11.13	359,910	24.25	38.02	3,963,000	8.95	14.79
Greater than market price	814,528	2.06	5.92	145,366	25.89	57.75	–	–	–

Total	17,849,542	8.82	10.61	2,629,762	53.52	27.97	4,338,000	8.94	14.91

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
			(Euros)		(Euros)
1.00–1.82	2,505,480	1.94	1.74	2,283,656	1.80
2.05–5.20	4,693,181	4.14	4.87	1,520,042	4.54
5.26–12.99	13,804,003	3.85	12.58	4,648,374	12.25
13.14–75.00	3,874,106	2.95	21.90	2,050,606	21.31

	24,876,770	3.57	11.49	10,502,678	10.64

        The Plan was accounted for as a variable plan prior to the initial public offering. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the fair value of the Company's common stock. Subsequent to the initial public offering the Plan has been accounted for as a fixed plan. Compensation expense of 32.6 million, 36.2 million and 5.9 million was recognized for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively.

UPC Phantom Stock Option Plan

        In 1998, the Company adopted a phantom stock option plan (the "Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of the Company's common stock. The rights are granted at fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of United Class A Common Stock or (iii) freely tradable shares of its common stock. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradeable shares of stock instead. It is the intention of the Company to settle all phantom options through the issuance of ordinary shares. The Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable. The Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of (24.3) million, (88.5) million and 117.4 million was recognized for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 respectively.

        A summary of stock option activity for the Phantom Plan is as follows:

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000		For the Year Ended December 31, 1999
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	3,878,316	4.75	4,144,563	2.98	6,172,500	1.91
Granted during period	–	–	391,641	17.49	585,000	9.67
Forfeitured during period	(119,866)	5.05	(529,666)	2.51	(1,540,128)	2.00
Exercised during period	(367,438)	1.86	(128,222)	3.02	(1,072,809)	1.89

Outstanding at end of period	3,391,012	5.05	3,878,316	4.75	4,144,563	2.98

Exercisable at end of period	2,884,649	4.17	2,599,494	3.44	1,554,813	2.47

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000			For the Year Ended December 31, 1999
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)			(Euros)
Less than market price	–	–	–	391,641	17.49	17.49	–	–	–
Equal to market price	–	–	–	–	–	–	585,000	9.67	9.67

Total	–	–	–	391,641	17.49	17.49	585,000	9.67	9.67

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
			(Euros)		(Euros)
1.82	1,626,557	6.21	1.82	1,618,588	1.82
2.05	849,532	6.72	2.05	672,345	2.05
9.67	540,000	7.13	9.67	391,875	9.67
11.4–28.67	374,923	8.23	19.27	201,841	19.25

	3,391,012	6.71	5.05	2,884,649	4.17

chello broadband Phantom Stock Option Plan

        As of June 1998, the Company adopted a phantom stock option plan (the "chello Phantom Plan"), which permits the grant of phantom stock rights of chello broadband, a wholly-owned subsidiary of the Company. The rights are granted at an option price equal to the fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The chello Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined in the chello Phantom Plan) of chello and the option price for the portion of the rights vested. The Company, at its sole discretion, may make the required payment in (i) cash, (ii) freely tradable shares of United Class A Common Stock, (iii) the common stock of UPC, which shall be valued at the closing price on the day before the date the Company makes payment to the option holder, or (iv) the chello's common shares, if they are publicly traded and freely tradable ordinary shares. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of chello's stock instead. It is the intention of the Company to settle all phantom options through the issuance of ordinary shares. A summary of stock option activity for the chello Phantom Plan is as follows:

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000		For the Year Ended December 31, 1999
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	2,354,163	8.16	2,330,129	7.54	570,000	4.54
Granted during period	507,500	4.31	–	–	–	–
Granted during period	–	–	–	–	235,000	4.54
Granted during period	–	–	117,438	9.08	1,309,838	9.08
Granted during period	–	–	804,525	4.31	355,500	4.31
Forfeitured during period	(1,405,638)	7.77	(154,297)	6.27	(128,542)	4.71
Exercised during period	(330,509)	7.23	(743,632)	6.68	(11,667)	4.54

Outstanding at end of period	1,125,516	6.73	2,354,163	8.16	2,330,129	7.54

Vested and exercisable at end of period	578,836	6.65	412,768	7.55	414,913	6.13

        The following table summarizes information about option rights outstanding, vested and exercisable as of December 31, 2001 under the chello Phantom Plan:

	Options Outstanding			Options Exercisable
Exercise Price (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
			(Euros)		(Euros)
4.31	468,550	8.02	4.31	242,393	4.31
4.54	103,056	6.67	4.54	61,372	4.54
9.08	553,910	7.58	9.08	275,071	9.08

	1,125,516	7.71	6.73	578,836	6.65

        The chello Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of (3.9) million, (27.7) million and 69.4 million was recognized for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively. chello broadband's estimate of the fair value of its ordinary stock as of December 31, 2001 and as of December 31, 2000 utilized in recording compensation expense and deferred compensation expense under the chello Phantom plan was 0.78 per share and 21.00 per share, respectively.

chello broadband Stock Option Plan

        In June 1999, the Company adopted a stock plan (the "chello Plan"). Under the chello Plan, the Company's Supervisory Board may grant stock options to the Company's employees at fair market value at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the chello Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four year period from date to grant. If the employee's employment terminates, other than in case of death, disability or similar events, for a so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The chello plan also provides that, in case of a change in control, the Company has the right to require a foundation to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change in its control.

        For purposes of the pro forma disclosures presented below, chello has computed the fair values of all options granted under the chello Plan during the year ended December 31, 2001, 2000 and 1999, using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	For the Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.15%	4.60%	5.76%
Expected life regular options	5 years	5 years	5 years
Expected volatility	95%	95%	95%
Expected dividend yield	0%	0%	0%

        The total fair value of options granted under the chello plan was nil million for the year ended December 31, 2001, nil for the year ended December 31, 2000 and 3.7 for the year ended December 31, 1999. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeitured prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively, pro forma stock-based compensation, net of the effect of the forfeitures was 741, 741 and 726 respectively. The stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2001		2000		1999
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(4,540,791)	(10.27)	(1,996,408)	(4.56)	(784,298)	(2.08)

Pro Forma	(4,541,532)	(10.27)	(1,997,149)	(4.56)	(785,024)	(2.08)

        A summary of stock option activity for the chello Stock Option Plan is as follows:

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000		For the Year Ended December 31, 1999
	Number of shares		Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
			(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	300,000		9.08	300,000	9.08	–	–
Granted during period	–		–	–	–	550,000	9.08
Forfeitured during period	–		–	–	–	–	–
Exercised during period	–		–	–	–	(250,000)	9.08

Outstanding at end of period	300,000		9.08	300,000	9.08	300,000	9.08

Vested end of period	378,125	(1)	9.08	240,625	9.08	103,125	9.08

(1)
Of the total number of vested options, 171,875 options were already exercised, these were included in the exercised options during 1999.

        The weighted-average remaining contractual life for these options was 3.25 years and 2.25 years as of December 31, 2000 and December 31, 2001, respectively.

Priority Telecom Stock Option Plan

        In 2000, Priority Telecom adopted a stock option plan (the "Priority Plan") for its Management level employees and those of its subsidiaries. There are 594,762 shares available for granting as options under the Priority Plan, which are held and administered by the Stichting Priority Telecom Foundation (the "Priority Telecom Foundation"). Priority Telecom appoints the board members of the Priority Telecom Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. The vesting period for any new grants of options is four years, vesting in equal monthly increments. Upon the termination of an employee's employment (except in case of death, disability or similar events), all unvested options previously exercised must be resold to the Priority Telecom Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Priority Plan also contains anti-dilution protection and provides that, in the case of change of control, outstanding options shall be subject to the applicable acquisition agreement. Such agreement may require Priority Telecom to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

        For purposes of the pro forma disclosures presented below, Priority Telecom has computed the fair values of all options granted during the year ended December 31, 2001 and 2000 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	For the Year Ended December 31,
	2001	2000
Risk-free interest rate	4.15%	4.60%
Expected life regular options	5 years	5 and 10 years
Expected volatility	2.67%	0.32%
Expected dividend yield	0%	0%

        The total fair value of options granted under the Priority Plan for the year ended December 31, 2001 and December 31, 2000, were 181 and 469, respectively. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeitured prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 2001 and December 31, 2000, respectively, pro forma stock-based compensation, net of the effect of the forfeitures was 447 and 40 respectively. The stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2001		2000
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(4,540,831)	(10.27)	(1,996,855)	(4.56)

        A summary of stock option activity for the Priority Stock Option Plan is as follows:

	For the Year Ended December 31,
	2001		2000
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)
Outstanding at beginning of period	154,587	131.84	107,247	101.05
Granted during period	198,750	7.04	48,225	201.48
Forfeitured during period	(41,712)	152.18	(848)	195.00
Exercised during period	(670)	117.78	(37)	215.40

Outstanding at end of period	310,955	51.93	154,587	131.84

Exercisable at end of period	144,597	68.99	85,067	80.46

The combined weighted-average fair values and weighted-average exercise prices of options are as follows:

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)
Less than market price	165,000	1.06	6.71	1,913	214.97	0.43
Equal to market price	33,750	0.22	8.66	46,312	0.87	209.78
Greater than market price	–	–	–	–	–	–

Total	198,750	0.92	7.04	48,225	9.36	201.48

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Range (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
			(Euros)		(Euros)
0.45	6,476	6.79	0.45	6,475	0.45
6.71	158,997	4.74	6.71	46,411	6.71
7.75–43.86	80,875	5.53	23.46	51,229	31.67
178.58–223.79	64,482	7.84	203.51	40,411	197.99
447.58	125	7.67	447.58	70	447.58

	310,955	5.63	51.93	144,596	68.99

Aggregate Pro Forma Impact on Net Income

        Based upon Black-Scholes single option model, the total aggregate fair value of options granted was approximately 157.6 million for the year ended December 31, 2001, 141.3 million for the year ended December 31, 2000 and 42.2 million for the year ended December 31, 1999. These amounts are being amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 87.8 million, 41.6 million and 6.6 million, for the year ended December 31,

2001, December 31, 2000 and December 31, 1999, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2001		2000		1999
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(4,540,791)	(10.27)	(1,996,408)	(4.56)	(784,298)	(2.08)

Pro Forma	(4,628,579)	(10.47)	(2,038,049)	(4.65)	(790,924)	(2.09)

12.  Commitments and Contingencies

        The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled 64,392, 87,392 and 19,365 for the years ended December 31, 2001 and, December 31, 2000 and December 31, 1999, respectively.

        As of December 31, 2001, the Company had operating lease obligations as follows:

EUR
(In thousands)
For the year ending 2002	47,497
For the year ending 2003	34,041
For the year ending 2004	24,954
For the year ending 2005	17,831
For the year ending 2006	24,971
For the year ending 2007 and thereafter	50,323

Total	199,617

Leases

        UPC has entered into various capital lease agreements with third parties for indefeasible rights of use on fiber optic cable. As of December 31, 2001, the Company had capital lease obligations as follows:

EUR
(In thousands)
For the year ending 2002	4,817
For the year ending 2003	4,836
For the year ending 2004	4,857
For the year ending 2005	4,878
For the year ending 2006	4,900
For the year ending 2007 and thereafter	55,299

Total Minimum LeasePayments	79,587

Less: Amount representing interest	(31,244)

Present value of minimum lease payments	48,343

        UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The remaining term of the agreement is 131 months, with a minimum aggregate total cost of approximately 110.8 million payable in monthly installments based on capacity used. The table below shows the aggregate minimum commitment in relation to this agreement per year.

EUR
(In thousands)
For the year ending 2002	10,151
For the year ending 2003	10,151
For the year ending 2004	10,151
For the year ending 2005	10,151
For the year ending 2006	10,151
For the year ending 2007 and thereafter	60,060

Total	110,815

Programming, Broadcast and Exhibition Rights

        UPC has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its cable systems. The agreements have terms, which range from one to twenty years and require that the license fees be paid either at a fixed amount payable at the time of execution or based upon a guaranteed minimum number of subscribers connected to the system each month. At December 31, 2001, the Company had an aggregate minimum commitment in relation to these agreements of approximately 147.9 million over the next seventeen years. The table below shows the aggregate minimum commitment in relation to these agreements per year.

EUR
(In thousands)
For the year ending 2002	24,853
For the year ending 2003	22,160
For the year ending 2004	18,812
For the year ending 2005	15,001
For the year ending 2006	6,852
For the year ending 2007 and thereafter	60,266

Total	147,944

        In connection with the Canal+ merger, TKP assumed the programming rights, guarantees and obligations were directly related to the Company's DTH business. Pursuant to the Definitive Agreements for the Canal+ merger, the Company remains contingently liable for the performance under those assigned contracts. As of December 31, 2001, management estimates the potential exposure under these assigned contracts to be 78.4 million.

Purchase Commitments

        UPC has entered into a framework agreement for the supply of various types of equipment. Under this agreement, UPC has a commitment to purchase at the prevailing market price, 300,000 cable modems prior to the end of June 2003 and 300,000 set top boxes prior to the end of August 2004. A substantial number of modems and set top boxes has been purchased to date under this commitment.

        UPC has entered into a framework agreement for the supply of various types of equipment. Under this agreement, UPC has commitment to purchase up to 42.5 million before December 31, 2003, of which 12.3 million is committed in 2002 and 30.2 milllion in 2003.

Purchase Options

        Under the UPC Germany Shareholders Agreement, the 49% shareholder has an option to put his interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its 10.6 million shares or the equivalent value of cash on such date. If the option is not exercised, upon its expiration, the 49% shareholder has the right to demand that UPC contribute cash and/or other assets (including stock) to UPC Germany equal to approximately 358.8 million, representing the remainder of UPC's contribution obligation to UPC Germany. UPC has effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary UPC Germany. Pursuant to the agreement to acquire EWT/TSS Group, UPC is required to fulfill a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. This contribution obligation is reflected as a liability in the UPC N.V. parent-only financials. The 49% owner in UPC Germany may call for 22% of the ownership interest in certain circumstances such as a material default by UPC under its financing agreements, in exchange for 1 Deutsche Mark. Upon settlement of the exercise, UPC's interest in UPC Germany will be reduced to 29% and the Company would no longer consolidate UPC Germany in its results. In addition, the Company believes the delivery of the shares also extinguishes the contribution obligation.

Litigation and Claims

        The following is a description of the legal proceedings to which UPC or one of UPC's subsidiaries is a party. In addition, from time to time, UPC may become involved in litgation relating to claims arising out of our operations in the normal cause of the Company's business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on UPC's subsidiaries' business, results of operations, financial condition or liquidity.

        On July 4, 2001, InterComm Holdings LLC, InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holding B.V. and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than EUR 70 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief; however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims and intend to defend against claimants' allegations vigorously. On July 23, 2001 the ICF Party obtained an order granted by the civil court of Meaux (Juge de l'execution of the Tribunal de Grande Instance of Meaux) for the attachment of Médiaréseaux S.A.'s shares held by UPC France Holding B.V. by means of unilateral proceedings without enabling the latter to defend itself. This attachment order has since been dissolved. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims.

13.  Segment and Geographic Information

        The Company's business has historically been derived from cable television. Commencing in 1998, the Company began launching telephone and internet services over parts of its upgraded network. The Company is managed internally as three primary businesses, UPC Distribution, UPC Media and Priority Telecom (with the UPC Media division managing the chello broadband and programming businesses). In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution focuses on providing cable television, DTH, internet and telephone services to residential customers and is comprised of the local operating systems. chello broadband serves as the internet content and portal provider and, until December 31, 2001, as the internet access provider. UPCtv provides video content and programming, as well as UPC's digital products. In February 2001, chello broadband was combined with the programming and digital businesses led by UPCtv under one management team as UPC Media. Priority Telecom is focused on providing telephone and internet services to business customers. Corporate, IT and Other relates primarily to centralized activities which support multiple platforms and services.

        The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation includes revenue growth and net operating loss before depreciation, amortization, stock-based compensation expense and impairment and restructuring charges ("Adjusted EBITDA"). Industry analysts generally consider EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

        A summary of the segment information by geographic area is as follows:

	Revenue for the Year Ended December 31,
	2001	2000(1)	1999(2)
	(In thousands of Euros)
Triple Play(3):
The Netherlands	409,192	306,482	149,037
Austria	182,323	138,265	98,936
Belgium	24,953	21,828	17,235
Czech Republic	34,044	27,149	7,246
Norway	66,755	55,561	47,371
Hungary	93,172	69,687	33,388
France	93,705	71,644	29,135
Poland	86,028	74,713	25,375
Sweden	45,273	39,955	13,081
Germany	47,974	10,548	–
Other	31,799	23,863	7,872

Total Triple Play Distribution	1,115,218	839,695	428,676

DTH	84,534	58,448	7,728
Programming	82,194	61,657	13,999
Other	53,701	5,271	1,392
Intercompany Eliminations	(78,963)	(59,887)	(11,408)

Total Distribution	1,256,684	905,184	440,387

Priority Telecom	230,485	88,061	–
UPC Media	84,610	41,545	8,374
Corporate, IT & Other	4,228	3,662	6,063
Intercompany Eliminations	(197,243)	(37,627)	(7,323)

Total	1,378,764	1,000,825	447,501

	Triple Play Revenue for the Twelve Months Ended December 31, 2001
	Cable Television(4)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	254,034	70,863	84,295	409,192
Austria	85,707	46,109	50,507	182,323
Belgium	15,395	–	9,558	24,953
Czech Republic	31,710	838	1,496	34,044
Norway	49,947	7,653	9,155	66,755
Hungary	63,066	26,612	3,494	93,172
France	62,655	23,473	7,577	93,705
Poland	84,190	–	1,838	86,028
Sweden	34,203	–	11,070	45,273
Germany	47,869	42	63	47,974
Other	31,799	–	–	31,799

Total Triple Play Distribution	760,575	175,590	179,053	1,115,218

	Triple Play Revenue for the Twelve Months Ended December 31, 2000
	Cable Television(4)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	217,450	50,516	38,516	306,482
Austria	83,087	27,464	27,714	138,265
Belgium	15,749	1,437	4,642	21,828
Czech Republic	25,912	965	272	27,149
Norway	49,048	3,406	3,107	55,561
Hungary	47,448	21,780	459	69,687
France	58,637	10,203	2,804	71,644
Poland	74,709	–	4	74,713
Sweden	33,559	–	6,396	39,955
Germany	10,520	11	17	10,548
Other	23,863	–	–	23,863

Total Triple Play Distribution	639,982	115,782	83,931	839,695

	Triple Play Revenue for the Twelve Months Ended December 31, 1999
	Cable Television(4)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	110,618	30,275	8,144	149,037
Austria	79,151	6,920	12,865	98,936
Belgium	14,875	–	2,360	17,235
Czech Republic	7,075	171	–	7,246
Norway	46,492	345	534	47,371
Hungary	33,270	–	118	33,388
France	26,015	2,562	558	29,135
Poland	25,375	–	–	25,375
Sweden	12,605	–	476	13,081
Germany	–	–	–	–
Other	7,872	–	–	7,872

Total Triple Play Distribution	363,348	40,273	25,055	428,676

(1)
For the twelve months ended December 31, 2000, the revenue for our CLEC activities in the Netherlands, Austria and Norway have been reclassified from UPC Distribution to Priority Telecom, which is consistent with the presentation for the twelve months ended December 31, 2001.

(2)
For the twelve months ended December 31, 1999, the revenue for our CLEC activities are included in Triple Play revenue as the carve-out of our CLEC activities for 1999 is not available.

(3)
Triple Play includes cable television, telephone, internet and digital.

(4)
Digital is included in Cable Television.

	Adjusted EBITDA for the Year Ended December 31,
	2001	2000(1)	1999(2)
	(In thousands of Euros)
Triple Play(3):
The Netherlands	66,015	16,932	27,755
Austria	49,011	35,839	31,670
Belgium	5,180	(878)	1,586
Czech Republic	11,997	4,422	(1,010)
Norway	8,786	7,939	7,900
Hungary	33,596	25,296	10,784
France	(25,245)	(19,724)	(9,474)
Poland	(262)	(371)	(8,797)
Sweden	9,444	(2,517)	331
Germany	26,055	4,852	–
Other	9,901	6,018	1,112

Total Triple Play Distribution	194,478	77,808	61,857

DTH	(9,032)	(19,455)	(26,465)
Programming	(39,021)	(52,670)	(34,406)
Other	7,332	(9,297)	(1,132)

Total Distribution	153,757	(3,614)	(146)

Priority Telecom	(89,329)	(41,062)	(5,436)
UPC Media	(112,671)	(190,270)	(73,972)
Corporate, IT & Other	(113,543)	(128,251)	(40,273)

Total	(161,786)	(363,197)	(119,827)

(1)
For the twelve months ended December 31, 2000, Adjusted EBITDA for our CLEC activities in the Netherlands, Austria and Norway have been reclassified from UPC Distribution to Priority Telecom, which is consistent with the presentation for the twelve months ended December 31, 2001.

(2)
For the twelve months ended December 31, 1999, Adjusted EBITDA for our CLEC activities are included in Triple Play Adjusted EBITDA as the carve-out of our CLEC activities for 1999 is not available.

(3)
Triple Play includes cable television, telephone, internet and digital.

        Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income tax benefit (expense) and cumulative effect of change in accounting principle:

	For the Years Ended December 31,
	2001	2000	1999
Adjusted EBITDA	(161,786)	(363,197)	(119,827)
Depreciation and amortization	(1,097,822)	(718,669)	(266,070)
Impairment and restructuring charges	(1,687,948)	–	–
Stock-based compensation	(4,354)	79,995	(192,710)

Net operating loss	(2,951,909)	(1,001,871)	(578,607)
Interest income	49,655	44,345	20,104
Interest expense	(919,570)	(753,231)	(178,448)
Provision for loss on investments	(375,923)	–	–
Gain (loss) on sale of business	(468,306)	(3,482)	1,501
Foreign exchange gain (loss) and other income (expense), net	(172,437)	(177,803)	(22,561)

Net loss before income taxes and other items	(4,838,490)	(1,892,042)	(758,011)
Share in results of affiliated companies, net	(186,047)	(116,690)	(29,760)
Minority interests in subsidiaries	543,092	23,887	1,651

Net loss before income tax benefit (expense) and cumulative effect of change in accounting principle	(4,481,445)	(1,984,845)	(786,120)

	Geographical Area for the Year Ended December 31,
	2001	2000	1999
	(In thousands of Euros)
The Netherlands	490,176	372,901	156,463
Austria	190,348	145,107	98,936
Belgium	25,206	21,828	17,235
Czech Republic	45,813	31,367	8,231
Norway	78,132	61,719	47,371
Hungary	104,209	71,134	33,388
France	97,511	71,649	29,135
Poland	152,025	132,136	35,694
Sweden	46,622	39,955	13,081
Germany	56,897	12,031	–
Other	91,825	40,998	7,967

	1,378,764	1,000,825	447,501

	Investments in Affiliates As of December 31,		Long-Lived Assets As of December 31,
	2001	2000	2001	2000
Corporate	157,448	660,508	306,939	248,016
UPC Media	3,112	5,132	73,146	137,805
Priority Telecom	–	159	212,092	112,511
Distribution:
The Netherlands	206	1,432	1,215,702	1,258,935
Austria	–	–	297,155	291,599
Belgium	–	–	24,273	24,520
Czech Republic	–	–	141,051	122,810
Norway	–	–	234,712	196,376
Hungary	109	3	249,707	227,087
France	–	–	630,169	573,974
Poland	32,732	17,480	165,089	321,060
Sweden	–	–	80,259	68,447
Germany	41	571	80,881	80,698
Other	–	3	43,155	45,514

Total	193,648	685,288	3,754,330	3,709,352

	Capital Expenditures As of December 31,			Total Assets As of December 31,
	2001	2000	1999	2001	2000
Corporate	47,712	255,855	39,218	1,294,762	3,052,779
UPC Media	56,057	120,874	45,504	134,302	188,789
Priority Telecom	78,075	162,176	446	769,413	519,118
Distribution:
The Netherlands	239,508	388,347	195,568	2,477,579	2,929,364
Austria	103,801	144,814	91,146	459,347	464,174
Belgium	9,371	10,673	8,230	48,290	46,463
Czech Republic	29,441	31,794	2,986	247,444	231,122
Norway	67,830	108,429	55,342	337,914	319,324
Hungary	35,391	127,979	37,703	393,657	376,722
France	128,347	245,812	69,235	857,037	914,385
Poland	39,903	137,767	45,127	771,155	1,316,945
Sweden	32,219	17,792	13,725	416,642	453,231
Germany	14,323	7,297	–	161,700	1,044,344
Other	15,244	12,957	5,283	106,222	111,679

Total	897,222	1,772,566	609,513	8,475,464	11,968,439

	Long-Lived Assets by Geographical Area As of December 31,
	2001	2000
	(In thousands of Euros)
The Netherlands	1,741,438	1,642,178
Austria	326,843	294,171
Belgium	24,325	24,573
Czech Republic	141,051	122,810
Norway	263,625	213,022
Hungary	249,800	227,087
France	630,187	573,988
Poland	165,543	321,060
Sweden	85,953	68,665
Germany	80,916	80,756
Other	44,649	141,042

Total	3,754,330	3,709,352

	Depreciation and Amortization For the Year ended December 31,
	2001	2000	1999
	(In thousands of Euros)
Corporate	(82,740)	(31,286)	(1,542)
UPC Media	(41,709)	(25,522)	(6,113)
Priority Telecom	(90,437)	(17,268)	(1,401)
Distribution:
The Netherlands	(282,150)	(257,223)	(86,664)
Austria	(76,602)	(62,547)	(40,035)
Belgium	(8,420)	(10,211)	(9,157)
Czech Republic	(27,479)	(18,165)	(3,837)
Norway	(40,159)	(34,395)	(30,873)
Hungary	(39,358)	(25,253)	(7,999)
France	(88,028)	(65,051)	(21,071)
Poland	(141,832)	(117,705)	(37,731)
Sweden	(41,478)	(37,461)	(14,189)
Germany	(120,526)	(4,535)	–
Other	(16,904)	(12,047)	(5,458)

Total	(1,097,822)	(718,669)	(266,070)

14.  Income Taxes

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

        The significant components of the net deferred tax liability are as follows:

	As of December 31,
	2001	2000
Deferred Tax Assets:
Tax net operating loss carryforward	1,598,981	718,837
Accrued interest	78,212	39,217
Foreign currency effects	231	61,952
Property, plant and equipment, net	32,428	6,343
Derivative assets	30,719	—
Other	27,479	12,601

Total deferred tax assets	1,768,050	838,950

Valuation allowance	(1,768,050)	(829,216)

Deferred tax assets, net of valuation allowance	–	9,734
Deferred Tax Liabilities:
Intangible assets	(89,380)	(18,533)

Total deferred tax liabilities	(89,380)	(18,533)

Deferred tax liabilities, net	(89,380)	(8,799)

        The deferred tax liabilities are included in "other long-term liabilities" on the balance sheet.

        The difference between income tax expense provided for in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

	For the Years Ended December 31,
	2001	2000	1999
Expected income tax benefit at the
Dutch statutory rate of 35%	(1,693,471)	(662,215)	(265,304)
Tax effect of permanent and other differences:
Valuation allowance of permanent differences	835,428	433,458	244,910
Non-deductible expenses	3,476	28,247	65,162
International rate differences	10,922	44,514	783
Depreciation	(15,868)	–	–
Goodwill amortization	93,156	95,988	–
Goodwill write off	616,657	–	–
Non-deductible interest	88,724	64,251	–
Capitalized costs	7	(7,127)	(47,063)
Expired tax loss carryforward	22,567	9,246	–
Other	(1,214)	(2,432)	(310)

Total income tax expense (benefit)	(39,616)	3,930	(1,822)

        The benefits of tax loss carry forwards arise primarily in the Netherlands, France, and Poland. The benefit of the tax loss carry forwards of France, and Poland aggregating to 321.9 million as of December 31, 2001 will expire. The benefit of the tax loss carry forwards of the Netherlands, aggregating to 1,111.4 million as of December 31, 2001 have no expiration date.

15.  Comprehensive Income (Loss)

        The components of total comprehensive income (loss) are as follows:

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands of Euros)
Net loss	(4,420,480)	(1,988,775)	(784,298)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(13,899)	(351,844)	351,026
Change in fair value of derivative assets	(26,920)	–	–
Change in cumulative translation adjustments	109,782	55,766	9,763

Total comprehensive income (loss)	(4,351,517)	(2,284,853)	(423,509)

16.  Basic Net Loss Attributable to Common Shareholders

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands of Euros)
Net loss	(4,420,480)	(1,988,775)	(784,298)
Accretion of Series 1 convertible preferred stock	(120,311)	(7,633)	–

Basic net loss attributable to common shareholders	(4,540,791)	(1,996,408)	(784,298)

17.  Related Party Transactions

Agreement with UGC Holdings

        In February 1999, UGC Holdings and the Company became parties to a Management Service Agreement (the "United Service Agreement"), with an initial term through 2009, pursuant to which UGC Holdings will provide services such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. Under the United Service Agreement, the Company will pay UGC Holdings a fixed amount each month (initially USD 0.3 million). After the first year of the United Service Agreement, the fixed amount may be adjusted from time to time by UGC Holdings to allocate corporate level expenses among UGC Holdings' operating companies, including UPC, taking into account the relative size of the operating companies and their estimated use of UGC Holdings' resources. Until December 31, 2001, the monthly charges were USD 0.3 million. In addition, UPC will continue to reimburse UGC Holdings for costs incurred by UGC Holdings that are directly attributable to UPC. The United Service Agreement also specifies the basis upon which UGC Holdings may second certain of its employees to UPC. The Company generally is responsible for all costs incurred by UGC Holdings with respect to any seconded employee's employment and severance.

Related Party Payables

        The Company classifies any unpaid invoices related to seconded employee expenses or other expenses incurred by UGC Holdings on the Company's behalf as related party payables on the balance sheet. As of December 31, 2001 and 2000, the related party payable was 5,065 and 762, respectively.

Related Party Debt

        On January 30, 2002, United, UGC Holding's parent company, acquired approximately USD 1,435 million and 263 million principal amount at maturity of UPC's outstanding senior notes and senior discount notes as well as an EUR 1.0 billion Exchangeable Loan issued by Belmarken Holding B.V, one of UPC's primarily wholly-owned subsidiaries. As per December 31, 2001 these notes and exchangeable loan are classified as 2,590.2 related party debt.

Loans to Employees

        In 1996, UPC loaned certain employees of the Company amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to the Company is presented in the consolidated financial statements net of the

Company's obligation to the employees under the plan. As of December 31, 2001 and 2000, the receivables from employees, including accrued interest totaled 4,193 and 5,140, respectively. The receivables from employees per December 31, 2001 have been fully reserved for.

UPC Corporate Facility

        In August 2000, UPC entered into an unsecured USD 200.0 million bridge facility with UGC Holdings, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. UPC repaid this facility from the proceeds of the sale of its convertible preference shares, series 1.

        In November 2000, UPC entered into an unsecured USD 250.0 million bridge facility with UGC Holdings, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. UPC repaid this facility from the proceeds of the sale of its convertible preference shares, series 1.

18.  Subsequent Events

        On January 31, 2002, UPC amended certain swap agreements with a bank. The swap agreements were entered into in connection with the issuance of certain of UPC's notes. The swap agreements were subject to early termination upon the occurrence of certain events. The amendment provides that the bank's obligations to the Company under the swap agreements have been substantially fixed at approximately 400 million, and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to UPC, the bank is entitled to offset, and will deliver to UPC, approximately 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of UPC's Senior Notes held by that bank. The fair value of the Senior Notes to be delivered will be substantially less than 400 million and UPC will recognize an extraordinary gain.

        On February 20, 2002, the minority shareholders in UPC Romania have exercised their option which requires UPC to purchase all of their partnership interests effective December 31, 2001 for consideration of 24.1 million, which was paid in February 2002.

        On March 5, 2002, the Company received notice of the holders' notice of exercise. UPC has effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary UPC Germany. Pursuant to the agreement to acquire EWT/TSS group, UPC is required to fulfill a so-called contribution obligation by no later than in March 2003, by contribution of certain assets amounting to approximately 358.8 million. If UPC fails to make such contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49% owner in UPC Germany may call for 22% of the ownership interest in exchange, for 1 Deutsche Mark upon settlement of the exercise, the Company's interest in UPC Germany would be reduced to 29% and the Company will no longer consolidate UPC Germany. In addition, the Company believes the delivery of the shares also extinguishes the contribution obligation.

        Other subsequent events are described in Note 2 "Risks and Uncertainties" in the consolidated financial statements.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

        We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of United Pan-Europe Communications N.V. included in this Form 10-K and have issued our report thereon dated April 12, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

        Our report on the consolidated financial statements includes explanatory paragraphs with respect to the change in accounting principle as a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" in 2001, as discussed in Notes to the consolidated financial statements, and the substantial doubt about the company's ability to continue as a going concern, as discussed in Notes to the consolidated financial statements.

ARTHUR ANDERSEN

Amstelveen, The Netherlands,

April 12, 2002

UNITED PAN-EUROPE COMMUNICATIONS N.V.

PARENT ONLY–SCHEDULE I

Condensed Information as to the Financial Condition of Registrant

	As of December 31, 2001	As of December 31, 2000
	(In thousands of Euros, except share and per share amounts)
ASSETS:
Current assets
Cash and cash equivalents	29,560	666,988
Restricted cash	1,890	421
Receivables, affiliated companies	194,517	479,236
Deferred financing costs, net of accumulated amortization of 20,225 and nil, respectively	67,225	–
Other receivables, net	9,133	5,837
Other current assets	3,429	31,153

Total current assets	305,754	1,183,635
Investments in and advances to affiliated companies, accounted for under the equity method, net	2,323,363	5,046,687
Property, plant and equipment, net of accumulated depreciation of 44,060 and 2,404 respectively	227,101	239,027
Goodwill and other Intangibles, net of accumulated amortization of 85 and 50, respectively	1,333	5,938
Other investments	68,761	63,277
Deferred financing costs, net of accumulated amortization of nil and 9,873, respectively	–	78,886
Derivative assets	194,000	192,808
Other assets	–	3,000

Total assets	3,120,312	6,813,258

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
Accounts payable, including related party payables of 5,065 and nil, respectively	40,490	58,830
Accrued liabilities, including related party accrued liability of 18,080 and nil, respectively	140,345	146,485
Accrued liabilities, affiliated companies	30,909	–
Short-term debt, including related party debt of nil and 1,761, respectively	–	1,761
Current portion of long-term debt, including related party debt of 1,597,429 and nil, respectively	4,946,505	–

Total current liabilities	5,158,249	207,076
Long-term debt	–	4,580,324
Long-term debt, affiliated companies	785,556	476,688
Other long-term liabilities	17,495	35,800

Total liabilities	5,961,300	5,299,888
Convertible preferred stock (see Note 4)	1,505,435	1,392,251
Shareholders' equity (deficit) (As adjusted for stock splits)
Priority stock, 1.0 par value, 300 shares authorized, 300 shares issued	–	–
Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 443,417,525 and 441,246,729 shares issued, respectively	443,418	441,247
Additional paid-in capital	2,766,492	2,800,234
Deferred compensation	(52,088)	(87,945)
Accumulated deficit	(7,651,418)	(3,110,627)
Other cumulative comprehensive income	147,173	78,210

Total shareholders' equity (deficit)	(4,346,423)	121,119

Total liabilities and shareholders' equity (deficit)	3,120,312	6,813,258

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands of Euros, except share and per share amounts)
Management fee income from related parties	68,247	94,784	11,411
Corporate general and administrative expense	(84,251)	(38,149)	(139,705)
Depreciation and amortization	(99,361)	(28,678)	(1,986)
Impairment and restructuring charges	(99,766)	–	–

Net operating loss	(215,131)	27,957	(130,280)
Interest income	11,416	22,833	22,758
Interest income, affiliated companies	856,660	396,540	27,869
Interest expense	(455,386)	(505,276)	(103,130)
Interest expense, related party	(65,800)	–	(1,298)
Foreign exchange gain (loss) and other income (expense), net	(214,733)	(133,261)	15,648

Net gain (loss) before income taxes and other items	(82,974)	(191,207)	(168,433)
Share in results of affiliated companies, net	(4,368,510)	(1,797,568)	(615,865)
Income tax expense	(54)	–	–

Net loss before cumulative effect of change in accounting principle	(4,451,538)	(1,988,775)	(784,298)
Cumulative effect of change in accounting principle	31,058	–	–

Net loss	(4,420,480)	(1,988,775)	(784,298)

Basic net loss attributable to common shareholders	(4,540,791)	(1,996,408)	(784,298)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle(1)	(10.32)	(4.56)	(2.08)

Basic and diluted net loss per ordinary share(1)	(10.27)	(4.56)	(2.08)

Weighted-average number of ordinary shares outstanding(1)	442,226,377	438,041,841	377,969,829

(1)
As adjusted for the stock splits.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

PARENT ONLY–SCHEDULE I

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands of Euros)
Cash flows from operating activities:
Net loss	(4,420,480)	(1,988,775)	(784,298)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	99,361	28,753	1,986
Amortization of deferred financing costs	9,712	8,071	10,135
Non-cash impairment and restructuring charges	99,766	–	–
Accretion of interest	230,174	196,426	30,282
Share in results of affiliated companies, net	4,368,510	1,797,568	615,865
Compensation expense related to stock options	8,300	(53,645)	101,388
Exchange rate (gain) loss, net	63,397	103,158	(11,021)
Cumulative effect of change in accounting principle	(31,058)	–	–
Loss on derivative assets	128,154	–	–
Other	7,800	1,531	1,670
Changes in assets and liabilities:
Increase (decrease) in receivables	309,147	(3,252)	(3,406)
Decrease (increase) in other non-current assets	–	(2,496)	(15,802)
Increase (decrease) in other current liabilities	6,429	131,532	47,671
Increase (decrease) in deferred taxes and other long-term liabilities	–	(3,575)	(152)

Net cash flows from operating activities	879,212	215,296	(5,682)

Cash flows from investing activities:
Restricted cash deposited, net	(1,469)	18,262	(18,683)
Investments in, loans to and advances to affiliated companies, net	(1,610,876)	(3,573,151)	(2,830,121)
Investments in securities, net	–	(27,518)	(255,133)
Capital expenditures	(29,095)	(217,372)	(32,086)
Sale of affiliated companies	–	–	16,648

Net cash flows from investing activities	(1,641,440)	(3,799,779)	(3,119,375)

Cash flows from financing activities:
Proceeds from initial public offering, net	1,786	–	1,206,910
Proceeds from secondary public offering, net	–	–	851,306
Proceeds from issuance of convertible preferred stock	–	1,423,148	–
Proceeds from contribution shareholder	–	7,401	–
Proceeds from senior notes	–	1,594,161	2,393,451
Proceeds from short-term borrowings	–	227,381	18,225
Proceeds from long- and short-term borrowings, affiliated companies	123,004	315,923	–
Deferred financing costs	–	(39,505)	(51,265)
Repayments of long and short-term borrowings	–	(227,381)	(281,355)
(Repayments) borrowings on note payable to shareholder	–	–	(48,561)
Repayments on short-term note	–	–	(16,499)

Net cash flows from financing activities	124,790	3,301,128	4,072,212

Effect of exchange rates on cash	–	–	–

Net increase (decrease) in cash and cash equivalents	(637,438)	(283,355)	947,155
Cash and cash equivalents at beginning of period	666,998	950,353	3,198

Cash and cash equivalents at end of period	29,560	666,998	950,353

Non-cash investing and financing activities:
Issuance of shares upon conversion of United loan	–	–	6,559

Acquisition of EWT/TSS via issuance of subsidiary shares	–	715,040	–

Acquisition of Cignal Global Communications via issuance of subsidiary shares	–	235,700	–

Supplemental cash flow disclosures:
Cash paid for interest	(289,778)	(241,562)	(21,542)

Cash received for interest	16,100	30,035	25,198

UNITED PAN-EUROPE COMMUNICATIONS N.V.

PARENT ONLY–SCHEDULE I

1.    Organization and Nature of Operations

        United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UGC Holdings, Inc. (formerly known as United International Holdings, Inc. and then as UnitedGlobalCom, Inc. ("UGC Holdings")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December 1997, UGC Holdings acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of UGC Holdings (subject to certain employee equity incentive compensation arrangements). Subsequently in February 1999, UPC had its initial public offering. As of December 31, 2001, UGC Holdings owns 53.1% of UPC. Through its broadband communications networks and services in 17 countries in Europe and in Israel, UPC currently offers communication services in many European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution, which comprises the local operating systems, provides video, telephone and internet services for residential customers, (Triple Play). UPC Media comprises the converging internet content and programming business and, in 2001, the internet access business. Priority Telecom focuses on providing network solutions to the business customer.

        These parent only financial statements are presented as required by SEC regulation SX 12-04. Accordingly, these financial statements present the stand-alone financials of United Pan-Europe Communications, N.V.. Activity related to the Company's subsidiaries is included on the balance sheet as "investments in and advances to affiliated companies, accounted for under the equity method, net", and on the statement of operations as "share in results of affiliated companies, net."

2.    Risks and Going Concern Uncertainties

        The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, the Company reviewed their current and long-range plan for all segments of their business and the Company hired a strategic consultant to assist the Company in the process. The Company worked extensively with this consultant to revise the Company's strategic and operating plans. The Company has revised their strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

        Viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on our senior notes and senior discount notes, as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on their outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that it failing to make interest payments constitutes an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under those indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes. As of March 31, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        On February 1, 2002 UPC signed a Memorandum of Understanding with United and UGC Holdings. The Memorandum of Understanding describes a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of the Company's senior notes and senior discount notes to attempt to reach agreement on a means to restructure the Company's indebtedness at the holding company level.

        UPC's failure to make the February 1, 2002, interest payment on UPC's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010, and the resulting Events of Default under the indentures relating to the Company's senior notes and senior discount notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., UPC's indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and the Exchangeable Loan.

  •
  the USD 1,225 million 6% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan").

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over operating companies within this group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under those facilities give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002 UPC received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of the Company's failure to make the interest payment due on February 1, 2002, on the Company's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, any future failure by the Company to make the interest payment due on May 1, 2002 on the Company's outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009 within the applicable cure periods, or any resulting cross defaults.

        Each of these waivers will remain effective until the earlier of

  •
  June 3, 2002,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC's ordinary shares in accordance with the terms of the Memorandum of Understanding, or five business days after United has given notice to the Company that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a EUR 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place.

        As of March 31, 2002, UPC had not made the interest payment on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010, and none of the defaults described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

        The occurrence of the events of default described above also triggered the right of the holders of a minority interest in the Company's 51% owned subsidiary, UPC Germany, to acquire from UPC for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On March 5, 2002, UPC received notice of the holders' notice of exercise. After settlement of this exercise, UPC's interest in UPC Germany will be reduced to 29%. The involved parties are in discussion about this exercise notice.

        During the month of March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of the Company's senior notes and senior discount notes, and a steering committee representing the holders of the Company's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. Currently, United and its advisors and the noteholders' steering committee and its advisors are conducting due diligence about UPC and the Company's current financial condition. UPC has not reached any decisions with either United or the noteholders' steering committee regarding the terms or timing of a debt restructuring. UPC expects that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the fair value of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan. Since UPC is in preliminary discussions with United and the noteholders' steering committee, UPC cannot predict the terms or the timing of the Company's restructuring. In addition, UPC cannot assure you that the Company will be able to reach agreement with either United or the noteholders on mutually satisfactory terms for the debt restructuring.

        If UPC is unable to reach agreement on the terms of the debt restructuring or is otherwise unable to successfully complete an agreed upon restructuring plan for the Company's debt, UPC may seek relief under a debt moratorium, leading to a suspension of payments, or bankruptcy proceeding under applicable laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to the Company, holders of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in the Company's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or the Company's liquidation.

        In a separate transaction on February 1, 2002, UPC amended two swap agreements with a bank effective as of January 31, 2002. The swap agreements were entered into in connection with the issuance of some of the Company's senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including defaults described above. The amendment provides that the bank's obligations to the Company under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to the Company, the bank is entitled to offset, and will deliver to the Company, approximately EUR 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank. Upon offset against, and delivery to UPC of, the senior notes and senior discount notes, UPC's indebtedness will be reduced by approximately EUR 400 million and UPC will recognize an extraordinary gain.

        UPC has experienced net losses since formation. As of December 31, 2001, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. In addition, as a result of the events of default described above, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) UPC's ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) UPC's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of UPC's ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect.

3.    Basis of Presentation

        The accompanying parent only financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        In February 1999, UPC acquired telephony and programming assets from UGC Holdings through the issuance of new shares. As the acquisition was between entities under common control, the transaction was accounted for at historical cost, similar to pooling of interest accounting. Prior period financial statements of the transferee are restated for all periods in which the operations were part of parent's consolidated financial statements. Accordingly, the Company has restated all periods presented as if UPC had acquired the telephone and programming assets from UGC Holdings as of the date of UGC Holdings' initial investment.

        Certain prior period amounts have been reclassified to conform with current period presentation.

4.    Convertible Preferred Stock

Convertible Class A Preference Shares, Series 1

        In December 2000, UPC issued 12,400 shares of par value 1.00 convertible class A preference shares, series 1, ("Preference Shares") in a private placement to institutional investors, including UGC Holdings, resulting in gross proceeds to the Company of 1.43 billion. The Preference Shares had an initial liquidation value of 114,770 per share, and accrue dividends at a rate of 8% per annum, compounded quarterly. Prior to May 1, 2010, holders of the Preference Shares will not be entitled to receive dividends or distributions. As of May 1, 2010, the holders of the Preference Shares will be entitled to a dividend of 9,181.60 per share per annum. Each Preference Share may be converted at the option of the holder at any time after the earlier to occur of (i) September 1, 2001, (ii) the date on which UGC Holdings completes the acquisition of certain assets of Liberty Media Corporation, and (iii) termination of the agreement dated June 25, 2000 between UPC, UGC Holdings, Liberty Media International, Inc. and Liberty Media Corporation. The Preference Shares are convertible into Ordinary Shares A equal to the liquidation value divided by an initial conversion price of 34.455 per share. The conversion price is subject to adjustment upon occurrence of certain events. UPC has the right to require conversion on or after May 1, 2002, if the closing price of the ordinary shares A has equaled or exceeded 150% of the conversion price for a specified time, or on or after December 1, 2003, if the closing price of the ordinary shares A has equaled or exceeded 130% of the conversion price for a specified time. Subsequent to December 1, 2004, the Preference Shares may be redeemed at UPC's option in cash, ordinary shares A of UPC, or UGC Holdings Class A Common Stock. The Company has granted certain rights to holders of the Preference Shares to have registered under the Securities Act of 1933 the sale of ordinary shares A into which the Preference Shares may be converted.

        In July 2001, the Emerging Issues Task Force ("EITF") issued Topic D-98 "Classification and Measurement of Redeemable Securities". Topic D-98 requires that securities with redemption features that are not solely within control of the issuer to be classified outside permanent equity. Because UPC's parent has an investment in the Preference Shares, the redemption features are note solely within the control of UPC. Topic D-98 became effective in the fourth fiscal quarter of 2001 and required that all prior periods be restated. As a result, the Preference Shares have been reclassified, and are no longer presented as a component of permanent equity.

5.    Long-Term Debt and Current Portion of Long-Term Debt

	As of December 31,
	2001	2000
	(In thousands of Euros)
Senior Notes July 1999	1,796,252	1,674,095
Senior Notes October 1999	1,207,569	1,116,860
Senior Notes January 2000	1,942,684	1,789,369
Long term debt affiliated companies	785,556	476,688

	5,732,061	5,057,012
Less current portion	(4,946,505)	–

Total	785,556	5,057,012

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss. As discussed in Note 2 "Risks and Going Concern Uncertainties", as of March 3, 2002, the Company is in default under its senior notes and senior discount notes. Accordingly these borrowings have been reclassified to current portion of long-term debt.

UPC July 1999 Senior Notes and Discount Notes Offering (July 1999 Notes)

        In July 1999, UPC closed a private placement bond consisting of USD 800.0 million 10.875% senior notes due 2009, EUR 300.0 million 10.875% senior notes due 2009 and USD 735.0 million 12.5% senior discount notes due 2009. Interest payments on the senior notes are due semi-annually, commencing February 1, 2000. The senior discount notes were sold at 54.521% of the face amount, yielding gross proceeds of USD 400.7 million. The senior discount notes will accrue, but not pay, interest until February 2005. The USD 800.0 million 10.875% senior notes have been swapped into Euros at a rate of 1.06 U.S. dollars per Euro. Of the Euro obligations, 50% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.15%. The remaining 50% have a variable interest rate of EURIBOR + 4.15% (as of December 31, 2001 three months EURIBOR was 3.29%). In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 532.1 million is held by UGC Holdings, as of January 30, 2002.

UPC October 1999 Senior Notes and Discount Notes Offering (October 1999 Notes)

        In October 1999, UPC closed a private placement bond offering consisting of: USD 252.0 million and EUR 101.0 million of 11 1/4% senior notes due 2009; USD 200.0 million and EUR 100.0 million of 10 7/8% senior notes due 2007 and USD 478.0 million and EUR 191.0 million aggregate principal amount at maturity of 13 3/8% senior discount notes due 2009. The senior discount notes were sold at 52.306% of the face amount, yielding gross proceeds of USD 250.0 million and EUR 100.0 million. The senior discount notes will accrue, but not pay, interest until November 2004. UPC has entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80% (as of December 31, 2001 three months EURIBOR was 3.29%). In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and senior discount notes. Of the outstanding balance 427.4 million is held by UGC Holdings, as of January 30, 2002.

January 2000 Senior Notes and Discount Notes Offering (January 2000 Notes)

        In January 2000, UPC closed a private placement bond offering consisting of: USD 300 million of senior notes due 2010 with an 11 1/2% coupon; USD 600 million and EUR 200 million of senior notes due 2010 with an 11 1/4% coupon; and USD 1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes will accrue, but not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% at a rate of 1.01 U.S. dollars per Euro until August 2008. In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 637.9 million is held by UGC Holdings, as of January 30, 2002.

Restrictions under our July 1999, October 1999 and January 2000 Indentures

        Our activities are restricted by the covenants of our indentures dated July 30, 1999, October 29, 1999 and January 20, 2000, under which our senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets to, or merge with or into, other companies.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

        Under the terms of our indentures, if we raise additional common equity, we will be permitted to incur additional debt.

		Additions
	Balance at Beginning of Period	Charged to Expenses	Acquisitions	Deductions(1)	Balance at End Of Period
Allowance for doubtful accounts receivable:
Year ended December 31, 2001	57,108	40,840	–	(57,958)	39,990

Year ended December 31, 2000	16,754	27,538	14,581	(1,765)	57,108

Year ended December 31, 1999	4,202	4,495	8,751	(694)	16,754

Allowance for costs to be reimbursed:
Year ended December 31, 2001	63	–	–	–	63

Year ended December 31, 2000	63	–	–	–	63

Year ended December 31, 1999	–	63	–	–	63

Allowance for Investments Affiliated Companies:
Year ended December 31, 2001	–	–	–	–	–

Year ended December 31, 2000	–	–	–	–	–

Year ended December 31, 1999	–	–	–	–	–

(1)
Represents uncollectible balances written off to the allowance account and the effect of currency translation adjustment.