Form 10-K/A
period 2001-12-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2002-04-30
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 28, 2002 was USD 70,900,000.

        The number of shares outstanding of the Registrant's common stock as of March 31, 2002 was:

443,417,525 ordinary shares, including shares represented by American Depository Receipts

PART III

Item 10. Directors and Executive Officers of the Registrant

        UGC Holdings currently owns approximately 53.1% of our outstanding ordinary shares A and all of our outstanding priority shares. Because we are a strategic holding of UGC Holdings, UGC Holdings is likely to continue to control us for the foreseeable future. United holds the Exchangeable Loan and US$1.435 billion face amount of our senior notes and €263.1 million face amount of our senior discount notes. Four of the six members of our Supervisory Board are also directors, officers or employees of UGC Holdings and of United.

Supervisory Board

        Our general affairs and business, as well as our management board, are supervised by a Supervisory Board, the members of which are proposed by UGC Holdings as the holder of our priority shares and appointed by a general meeting of shareholders. Mr. Gene Schneider, Chairman and Chief Executive Officer of United and of UGC Holdings and the former Chairman of the Supervisory Board, resigned from the Supervisory Board in February 1999. Pursuant to the rules and procedures of the Supervisory Board, he became a non-voting advisor to the Supervisory Board and has the right to attend and participate in the meetings of the Supervisory Board.

        The Supervisory Directors are appointed at a general meeting of shareholders from a list proposed by UGC Holdings as the holder of our priority shares or through direct appointment by Philips. Under our articles of association, Philips may appoint and remove one of our Supervisory Directors, so long as Philips has any liability in respect of the agreements relating to the Telekabel Wien system, which is expected to terminate by 2006. We have agreed to indemnify Philips against such liability. We and UGC Holdings have agreed to use our reasonable best efforts to obtain the release by the City of Vienna of Philips from such liability. Philips' representative on the Supervisory Board must approve (1) the disposition of assets aggregating more than 30% of the consolidated assets or generating more than 30% of the consolidated revenues of the Telekabel Group, or (2) our merger or consolidation into any other entity that is not wholly-owned by UGC Holdings.

        The Supervisory Directors and Advisor to the Supervisory Board are:

Name	Age	Position
Michael T. Fries	39	Chairman of the Supervisory Board
John P. Cole, Jr.	72	Supervisory Director
John W. Dick	64	Supervisory Director
Richard de Lange	56	Supervisory Director
Ellen P. Spangler	53	Supervisory Director
Tina M. Wildes	41	Supervisory Director
Gene W. Schneider	75	Advisor to the Supervisory Board

        Effective March 31, 2002, Miranda Curtis and Herbert G. Kloiber each resigned as a member of the Supervisory Board.

        Michael T. Fries became a member of the Supervisory Board in September 1998 and Chairman in February 1999. Mr. Fries became a director and President of United in February 2001 and Chief Operating Officer of United in September 2001. Mr. Fries is also a director of UGC Holdings since November 1999, and the President and Chief Operating Officer of that company since September 1998. In March 2002, Mr. Fries became a member of the Office of the Chairman for United and for UGC Holdings. In addition, he serves as an officer and/or director of various direct and indirect subsidiaries of United, including a member of the Priority Telecom Supervisory Board since November 2000; and President of United Latin America, Inc., a subsidiary of United ("ULA"), since 1998 and a director thereof since 1999. Through these positions, Mr. Fries is responsible for overseeing the day-to-day operations of UGC Holdings on a global basis and for the development of UGC Holdings' business opportunities worldwide. Mr. Fries has been with United since its inception and with UGC Holdings since 1990. Mr. Fries is also the Executive Chairman of Austar United Communications Limited, an affiliate of United ("Austar United").

        John P. Cole, Jr. became a member of the Supervisory Board in February 1999 and has been a director of United since January 2002. Mr. Cole has also been a director of UGC Holdings since March 1998. Mr. Cole is a founder of the law firm of Cole, Raywid and Braverman, which specializes in all aspects of telecommunications and media law. Over the years, Mr. Cole has been counsel in many landmark proceedings before the U.S. Federal Communications Commission and U.S. Courts, reflecting the development of the cable television industry.

        John W. Dick, became a member of the Supervisory Board in May 2001. He is the non-executive Chairman and a director of Hooper Industries Group, a privately held industrial group consisting of: Hooper and Co. (Coachbuilders) Ltd. of London; Hooper Industries (China), providing industrial products and components to Europe and the U.S.; Metrocab U.K., manufacturing London taxicabs; and Moscab, a joint venture with the Moscow city government, producing left-hand drive Metrocabs for Russia. Mr. Dick has held his current position since 1984.

        Richard de Lange became a member of the Supervisory Board in April 1996. Since October 1998, Mr. de Lange has been Chairman of the board of management of Philips Electronics Nederland B.V. and managing director of Philips Nederland B.V. He also serves as President and Chief Executive Officer of Philips Media B.V., which position he assumed in February 1996. From April 1995 until October 1998, Mr. de Lange was Chairman and Managing Director of Philips Electronics UK Ltd. Previously, Mr. de Lange served since 1970 in various capacities with subsidiaries of Philips. Mr. de Lange also serves as Chairman of the Board of Directors of Navigation Technologies Corporation and as a member of the Supervisory Board of the University of Amsterdam.

        Ellen P. Spangler became a member of the Supervisory Board in February 1999. She has served as the Senior Vice President of Business and Legal Affairs and Secretary of United since September 2001 and of UGC Holdings since December 1996. In addition, she serves as an officer and/or a director of various direct and indirect subsidiaries of United. Ms. Spangler is responsible for the legal operations of United and of UGC Holdings. Ms. Spangler has been with UGC Holdings since 1991 and with United since 2001.

        Tina M. Wildes became a member of the Supervisory Board in February 1999. She also serves as a director of United since January 2002. Ms. Wildes became a director of UGC Holdings in November 1999 and, except for one year during which Ms. Wildes served a consultant to UGC Holdings, she has served as Senior Vice President of Business Administration of that company since May 1998. In March 2002, she also became the Senior Vice President of Business Administration of United. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for UGC Holdings, providing oversight of UGC Holdings' programming operations for various European subsidiaries. Ms. Wildes has been with United Holdings since its inception in 1989 and with United since 2001.

        Gene W. Schneider served as a member of the Supervisory Board from July 1995 until February 1999, when he became an advisor to the Supervisory Board. Mr. Schneider became Chairman and Chief Executive Officer of United at its inception in February 2001. He also serves as Chairman of UGC Holdings since 1989 and as Chief Executive Officer of UGC Holdings since October 1995. Mr. Schneider is an officer and/or director of various direct and indirect subsidiaries of United, including a director of ULA since 1998. Mr. Schneider has been with United and UGC Holdings since their inception in 2001 and 1989, respectively. Mr. Schneider is also the Chairman of the Board for Advance Display Technologies, Inc. and a director of Austar United.

Family Relationships

        Tina M. Wildes, a member of our Supervisory Board, and Mark L. Schneider, a former member of the Board of Management and our former Chief Executive Officer, are sister and brother. Gene W. Schneider, the advisor to our Supervisory Board, is their father. No other family relationships exist between any other members of our Supervisory Board or Board of Management.

Board of Management

        The members of the Board of Management are:

Name	Age	Position
John F. Riordan	59	Board of Management Member, President, and Chief Executive Officer (from September 7, 2001)
Charles H.R. Bracken	35	Board of Management Member and Chief Financial Officer
Gene Musselman	57	Board of Management Member and Chief Operating Officer
Nimrod J. Kovacs	52	Board of Management Member and Executive Chairman, UPC Central Europe
Shane O'Neill	40	Board of Management Member and Chief Strategy Officer
Anton M. Tuijten	40	Board of Management Member, Senior Vice President and General Counsel

        John F. Riordan became President in June 1999 and Chief Executive Officer in September 2001. He has been a member of the Board of Management since September 1998. Mr. Riordan is a director and officer of various subsidiaries of us, including a member of the Supervisory Board of Priority Telecom since November 2000 and as Chairman since August 2001. Mr. Riordan has served as a director of United since January 2002. Mr. Riordan served as a director of UGC Holdings from March 1998 to January 2002. From March 1998 to June 1999, he served as our Executive Vice President and from September 1998 to March 1999, he served as our President of Advance Communications. Prior to joining us, Mr. Riordan served as Chief Executive Officer of Princes Holdings Limited, a multi-channel television operating company in Ireland since 1992. Mr. Riordan is a director of Austar United.

        Charles H. R. Bracken became a member of the Board of Management in July 1999, and has served as our Chief Financial Officer since November 1999. Prior to November 1999, Mr. Bracken served as our Managing Director of Strategy, Acquisitions and Corporate Development from March 1999. Mr. Bracken also serves as an officer and/or director of various direct and indirect subsidiaries of us, including a member of Priority Telecom's Supervisory Board since July 2000. From 1994 until joining us, he held a number of positions at Goldman Sachs International in London, most recently as Executive Director, Communications, Media and Technology. While at Goldman Sachs International, he was responsible for providing merger and corporate finance advice to a number of communications companies, including us.

        Gene Musselman became Chief Operating Officer in April 2001 and a member of the Board of Management in June 2000. From December 1995 to September 1997, Mr. Musselman served as Chief Operating Officer of Tevecap S.A., then the second largest Brazilian cable and MMDS company headquartered in Sao Paulo, Brazil. In September 1997, he became Chief Operating Officer of Telekabel Wien, our Austrian subsidiary. Shortly thereafter, he became Chief Executive Officer of Telekabel Wien. In June 1999, Mr. Musselman became President and Chief Operating Officer, UPC Central Europe, with responsibility for our operations in Austria, Hungary, Poland, the Czech Republic, Romania and the Slovak Republic. Except when he was at Tevecap S.A., Mr. Musselman has been with UGC Holdings and its affiliates since 1991.

        Nimrod J. Kovacs became Executive Chairman, Central Europe in August 1999 and Managing Director of Eastern Europe in March 1998. He has been a member of the Board of Management since

September 1998 and is a director of various subsidiaries and affiliates of UPC. Mr. Kovacs has served in various positions with UGC Holdings, including President of United Programming, Inc. from December 1996 until August 1999, and President, Eastern Europe Electronic Distribution & Global Programming Group from January to December 1996. Mr. Kovacs has been with UGC Holdings and its affiliates since 1991.

        Shane O'Neill joined UPC as Managing Director, Strategy, Acquisitions and Corporate Development in November 1999 and is now Chief Strategy Officer. He became a member of the Board of Management in June 2000. Prior to joining us, Mr. O'Neill spent seven years at Goldman Sachs in the New York, Sydney and London offices. Most recently, Mr. O'Neill was an Executive Director in the Advisory Group for Goldman Sachs in London where he worked on a number of mergers and acquisitions and corporate finance transactions for companies in the communications industry, including us. Mr. O'Neill is a director of PrimaCom Ag, a public company in which we have a 25% interest.

        Anton M. Tuijten joined UPC in September 1998 as Vice President of Legal Services and became General Counsel in May 1999. Mr. Tuijten has been a member of the Board of Management since March 2001. He has also served as General Counsel for and a member of the Supervisory Board of Priority Telecom since July 2000 and is an officer of various subsidiaries of us. From 1992 until joining UPC, Mr. Tuijten was General Counsel and Company Secretary of Unisource, an international telecommunications company.

        During the past five years, neither the above executive officers nor any director of UPC has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Securities Exchange Act of 1934, as amended, members of our Supervisory Board and our Board of Management and certain of our officers, and persons holding more than ten percent of our ordinary shares A are required to file forms reporting their beneficial ownership of UPC's ordinary shares A and subsequent changes in that ownership with the Securities and Exchange Commission.

        Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the fiscal year ended December 31, 2001, our directors, executive officers, and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements, except Ms. Curtis (a former Supervisory Director), Mr. Dick and Mr. Kloiber (a former Supervisory Director) each filed late their respective Form 3 reports following their election to the Supervisory Board, and except UGC Holdings filed late its 2001 Form 5 report reflecting a disposition of shares through a foundation by reason of option exercises by our employees and an increase in ordinary shares A underlying its preference shares in UPC.

Committees

        Our Supervisory Board has an Audit Committee and a Compensation Committee. The Audit Committee is comprised of Messrs. Cole, Dick (since his appointment in May 2001) and de Lange. The Compensation Committee is comprised of Mr. Fries, Ms. Spangler and Ms. Wildes. Our Board of Management has an Investment Committee and a BoM Compensation Committee. The Investment Committee is comprised of Messrs. Bracken, O'Neill, Riordan and Tuijten and the BoM Compensation Committee is comprised of Messrs. Bracken, Curran and Tuijten. We do not have a standing nomination committee of the Supervisory Board.

        Audit Committee.    The Audit Committee's functions include making recommendations concerning the engagement of independent accountants, reviewing with the independent accountants the plan and results of the auditing engagement, approving professional services provided by the independent accountants and reviewing the adequacy of our internal accounting controls. All members of the Audit Committee are independent, as defined by Rule 4200(a)(14) contained in the NASD Manual & Notices to Members. Prior to Mr. Dick's appointment, Mr. Fries served on the Audit Committee. The Supervisory Board believed Mr. Fries' membership on the Audit Committee was in our best interests based on his experience in finance and accounting notwithstanding his positions with UGC Holdings. The Audit Committee operates under a Charter adopted by the Supervisory Board at its June 9, 2000 meeting.

        Compensation Committee.    The Compensation Committee's functions include a general review of our compensation and benefit plans to ensure that such plans meet corporate objectives. The Compensation Committee reviews the Chief Executive Officer's recommendations on (a) compensation of our senior executive officers, (b) granting of awards under our stock option and other benefit plans, and (c) adopting and changing major compensation policies and practices. In addition to reviewing the compensation for the Chief Executive Officer, the Compensation Committee reports its recommendations to the whole Supervisory Board for approval. The Compensation Committee also oversees our Equity Stock Option Plan and Phantom Stock Option Plan.

        Investment Committee.    The Investment Committee's functions include reviewing investment proposals before such proposals are sent to the Board of Management and the Supervisory Board for consideration.

        BoM Compensation Committee.    The Supervisory Board has delegated certain compensation matters to the BoM Compensation Committee. Within such delegated authority, the BoM Compensation Committee recommends proposals regarding stock options and other compensation matters to the Board of Management for consideration and presentation to the Supervisory Board.

Item 11. Executive Compensation

        The following table sets forth the 2001 compensation for our current chief executive officer, our former chief executive officer, and our four other highest compensated executive officers for services rendered during the years ended December 31, 2001, December 31, 2000 and December 31, 1999 ("Fiscal 2001", "Fiscal 2000" and "Fiscal 1999", respectively). The information in this section reflects compensation received by the named executive officers for all services performed for us and our affiliates.

Summary Compensation Table(1)

		Annual Compensation								Long-Term Compensation
Name and Principal Position	Year	Salary			Bonus		Other Annual Compensation(2)			Securities Underlying Options/SARs(3)		All Other Compensation
Mark L. Schneider former Chief Executive Officer (until 9/01)	2001 2000 1999	€ € €	621,034 548,148 412,596	(4)		— —	€ € €	110,672 145,134 113,041	(5) (8) (10)	2,500,000 300,000 258,419	(6) (9) (11)	€ € €	6,922 6,744 6,098	(7) (7) (7)
John F. Riordan Chief Executive Officer (from 9/01) and President	2001 2000 1999	€ € €	582,297 523,494 334,310	(14)		— —	€ € €	70,433 61,119 30,797	(12) (12) (15)	1,350,000 200,000 300,000	(13) (9) (16)	€	— — 25,247	(17)
Charles H.R. Bracken Chief Financial Officer	2001 2000 1999	€ € €	483,089 439,834 314,512	(20)		— —	€ € €	23,739 15,909 13,452	(18) (18) (18)	450,000 — 775,000	(6) (21)	€ € €	31,125 31,313 20,948	(19) (19) (19)
Gene Musselman Chief Operating Officer	2001 2000 1999	€ € €	363,431 397,455 269,692		€	— — 1,663,610	€ € €	104,584 248,756 55,604	(22) (22) (25)	667,000 — 112,500	(23) (26)	€ € €	6,922 6,761 6,113	(24) (24) (24)
Shane O'Neill Chief Strategy Officer	2001 2000 1999	€ € €	429,051 400,775 59,893	(29)		— —	€ € €	23,739 15,909 2,012	(18) (18) (18)	300,000 765,000 —	(6) (28)	€ € €	32,036 30,168 4,476	(27) (27) (27)
Nimrod Kovacs Executive Chairman Central Europe	2001 2000 1999	€ € €	391,516 343,837 296,418			— — —	€ € €	3,627 27,220 83,518	(30) (33) (34)	825,000 — —	(31)	€ € €	6,922 6,744 6,098	(32) (32) (32)

(1)
Compensation amounts for 2001 were converted from U.S. dollars or British pounds to Euro using the December 31, 2001 exchange rates for 1 U.S. dollar to 1.1217 Euro and 1 British pound to 1.637647 Euro, respectively. Compensation amounts for 2000 were converted from U.S. dollars or British pounds to Euro using the December 31, 2000 exchange rates of 1 U.S. dollar to 1.0611 Euro and 1 British pound to 1.6031 Euro, respectively. Compensation amounts for 1999 were converted from U.S. dollars to Euro using the December 31, 1999 exchange rate of 1 U.S. dollar to 0.9932 Euro, or were converted from British pounds to Dutch guilders using the December 31, 1999 rate of 1 British pound to 3.55 Dutch guilders and then converted from Dutch guilders to Euro using the fixed rate of 1 Euro to 2.20371 Dutch guilders.

(2)
With respect to U.S. employees of UGC Holdings seconded to UPC, UGC Holdings tax equalizes them for taxes due at the foreign location and in the U.S. When such tax equalization results in a net payment by UGC Holdings for the employee in a particular year, it will be included in "Other Annual Compensation" and the benefit will be so noted in a footnote for such employee.

(3)
The number of shares underlying options have been adjusted for UPC's 3-for-1 stock split on March 20, 2000.

(4)
Includes salary received as an executive officer of UGC Holdings following Mr. Schneider's resignation from UPC.

(5)
Includes the value of the personal use of UPC's airplane (€10,478) based on Standard Industry Fare Level method for valuing flights for personal use and payments for housing and living expenses related to Mr. Schneider's foreign assignment (€100,194).

(6)
Represents options to acquire ordinary shares A of UPC granted January 30, 2001.

(7)
Consists of matching employer contributions made under United's 401(k) plan of €5,721, €5,412, and €4,767, for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively, with the remainder consisting of life insurance premiums paid by United for such officer's benefit.

(8)
Includes the value of the personal use of UPC's airplane (€22,570) based on the Standard Industry Fare Level method for valuing flights for personal use and payments related to foreign assignment consisting of a housing allowance (€121,503) and tax preparation fees (€1,061).

(9)
Represents an option to acquire shares of United Class A common stock granted December 6, 2000.

(10)
Includes living expenses, including rent related to foreign assignment (€108,641), and the value of Mr. Schneider's personal use of UPC's airplane (€4,400).

(11)
Includes an option to acquire 8,419 shares of United's Class A common stock granted December 17, 1999 and an option to acquire 250,000 shares of chello broadband ordinary shares granted March 26, 1999.

(12)
Includes the value of personal use of UPC's airplane (€20,277 for 2000 and €26,840 for 2001) based on the Standard Industry Fare Level method for valuing flights for personal use. Also includes a housing allowance provided by UPC (€40,842 for 2000 and €43,593 for 2001).

(13)
Represents an option to acquire 1,300,000 ordinary shares A of UPC and an option to acquire 50,000 ordinary shares of Austar United granted May 12, 2001.

(14)
For 1999 includes consulting fees paid to Mr. Riordan in January through March 1999. Mr. Riordan became an employee of UPC on April 1, 1999.

(15)
Consists of housing allowance payments.

(16)
Represents an option to acquire 300,000 ordinary shares of chello broadband granted March 26, 1999.

(17)
Consists entirely of a pension contribution under a pension plan.

(18)
Consists of car allowance payments.

(19)
Consists of matching employer contributions under a pension plan (€28,985 for 2001, €27,171 for 2000 and €19,067 for 1999), with the remainder consisting of health, life and disability insurance payments.

(20)
Mr. Bracken commenced his employment with UPC in March 1999. Accordingly, the salary information above represents only ten months of employment during 1999.

(21)
Includes an option to acquire 750,000 ordinary shares A of UPC granted March 25, 1999 and phantom options based on 25,000 ordinary shares of chello broadband granted December 17, 1999.

(22)
Represents payments relating to foreign assignment, including housing allowance and cost of living allowance (€67,510 for 2001 and €72,709 for 2000), net tax benefit (€146,545 for 2000), and the remainder consists of car allowance, dependent education and other benefits.

(23)
Represents 617,000 shares underlying options to acquire UPC's ordinary shares A granted January 30, 2001 and a phantom option based on 50,000 ordinary shares of chello broadband granted June 27, 2001.

(24)
Consists of matching employer contribution under United's 401(k) plan of €5,721, €5,412, and €4,767 for 2001, 2000, and 1999, respectively, with the remainder consisting of life insurance premiums paid by United for such officer's benefit.

(25)
Consists of housing allowance (€38,083) and a goods and services allowance (€17,521).

(26)
Includes phantom options based on 112,500 ordinary shares A of UPC granted February 12, 1999.

(27)
Consists of matching employer contribution under a pension plan (€30,033 in 2001, €28,054 in 2000 and €4,193 in 1999), with the remainder consisting of health, life and disability insurance payments.

(28)
Represents an option to acquire 750,000 ordinary shares A of UPC and phantom options based on 15,000 ordinary shares of chello broadband.

(29)
Mr. O'Neill commenced his employment with UPC in November 1999. Accordingly, the salary information included above represents only two months of employment during 1999.

(30)
Includes final payment of relocation allowance, tax preparation fees and storage costs related to Mr. Kovacs' foreign assignment.

(31)
Represents options to acquire 800,000 ordinary shares A of UPC granted January 30, 2001 and a phantom option based on 25,000 ordinary shares of chello broadband granted June 27, 2001.

(32)
Consists of matching employer contributions under United's 401(k) plan of €5,721, €5,412 and €4,767 for 2001, 2000 and 1999, respectively, with the remainder consisting of life insurance premiums paid by United for such officer's benefit.

(33)
Includes payments for a relocation allowance of €15,916 and the remainder consists of home leave airfare storage and tax preparation fees related to Mr. Kovac's foreign assignment.

(34)
Includes moving and relocation allowances of €68,951 and the remainder consists of home leave airfare storage and tax preparation fees related to Mr. Kovac's foreign assignment.

        The following table sets forth information concerning options that were granted by us or our affiliates to our executive officers listed in the Summary Compensation Table above during the fiscal year ended December 31, 2001.

Option Grants in Last Fiscal Year

	Individual Grants
		Percentage of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted(2)								Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(1)
			Exercise Price per Share			Market Price on Grant Date		Expiration Date
									0% ($)	5% ($)		10% ($)
Mark L. Schneider
UPC ordinary shares A	2,500,000	14.01%		€12.99			€12.99	01/30/06	—		€8,972,244		€19,826,312
John F. Riordan
UPC ordinary shares A	1,300,000	7.28%		€12.99			€12.99	01/30/06	—		€4,665,567		€10,309,682
Austar United	50,000	1.59%	A$	1.75		A$	0.90	05/21/11	—	A$	—	A$	29,218
Charles H.R. Bracken
UPC ordinary shares A	450,000	2.52%		€12.99			€12.99	01/30/06	—		€1,615,004		€3,568,736
Gene Musselman
UPC ordinary shares A	117,000	0.66%		€4.54			€12.99	01/30/06	€988,650		€1,408,551		€1,916,521
UPC ordinary shares A	500,000	2.80%		€12.99			€12.99	01/30/06	—		€1,794,449		€3,965,262
Phantom chello	50,000	5.60%		€4.31	(3)		€4.31	02/24/10	—		€135,527		€343,452
Shane O'Neill
UPC ordinary shares A	300,000	1.68%		€12.99			€12.99	01/30/06	—		€1,076,669		€2,379,157
Nimrod Kovacs
UPC ordinary shares A	300,000	1.68%		€4.54			€12.99	01/30/06	€2,535,000		€3,611,669		€4,914,157
UPC ordinary shares A	500,000	2.80%		€12.99			€12.99	01/30/06	—		€1,794,449		€3,965,262
Phantom chello	25,000	2.80%		€4.31	(3)		€4.31	02/24/10	—		€29,769		€65,782

(1)
The potential gains are net of option exercise price and do not include the effect of taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock performance and may not necessarily be realized. Actual gains, if any, on exercise depend on future performance of the underlying securities of the respective options, continued employment of the optionee through the term of the options and other factors.

(2)
Options granted under UPC's Equity Stock Option Plan are subject to repurchase rights of equal monthly amounts over the 48 months following the date of grant. Options granted by Austar United and phantom options granted by chello broadband, each vest in 48 equal monthly installments.

(3)
The exercise price of phantom chello options was originally intended to be chello broadband's "initial public offering" price. Because chello broadband's initial public offering never occurred, in 2001 the UPC Compensation Committee established an exercise price for such options.

        The following table sets forth information with respect to our executive officers listed in the Summary Compensation Table concerning the exercise of options and concerning unexercised options held by each of them as of December 31, 2001.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities Options at FY-End (#)
					Value of Unexercised In-the-Money Options at FY-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Unexercised Exercisable	Underlying Unexercisable
					Exercisable	Unexercisable
Mark L. Schneider
UPC ordinary shares A	1,925,000	€22,916,932	1,572,916	1,927,084	€—	€—
UGC Class A common	—	$—	95,348	225,000	€—	€—
chello ordinary shares B	—	€—	83,334	78,125	€—	€—
John F. Riordan
UPC ordinary shares A	—	€—	757,291	1,002,084	€—	€—
UGC Class A common	—	$—	95,886	170,834	$38,714	$17,578
chello ordinary shares B	—	€—	206,250	93,750	€—	€—
Austar United shares	—	€—	12,500	37,500	€—	€—
Charles H.R. Bracken
UPC ordinary shares A	—	€—	618,750	581,250	€—	€—
Phantom chello(4)	—	€—	11,458	13,542	€—	€—
Gene Musselman
UPC ordinary shares A	—	€—	231,583	385,417	€—	€—
Phantom UPC (3)	—	€—	79,688	32,813	€—	€—
Phantom chello(4)	—	€—	20,833	29,167	€—	€—
Shane O'Neill
UPC ordinary shares A	—	€—	459,375	590,625	€—	€—
Phantom chello(4)	—	€—	6,875	8,125	€—	€—
Nimrod Kovacs
UPC ordinary shares A	—	€—	414,583	385,417	€—	€—
UGC Class A common	—	$—	270,000	—	$22,100	€—
Phantom UPC(3)	—	€—	600,000	—	€—	€—
Phantom chello(4)	—	€—	10,416	14,584	€—	€—

(1)
The amounts appearing in this column are calculated by determining the difference between the fair market value of the securities underlying the options on the date of exercise and the exercise price of the options, and multiplying that amount by the number of shares acquired on exercise. "Value Realized" does not reflect actual cash paid to the named executive where the executive elected to hold the shares acquired on exercise.

(2)
Calculated in Euro based on the following fair market values at year-end: UPC—€0.52 as reported by the Official Segment of the Stock Market of Euronext Amsterdam N.V.; United—€5.6085 based on $5.00 as reported by Nasdaq with a conversion rate of €1.1217 per dollar; and Austar United—€0.157 based on A$0.275 as reported by the Australia Stock Exchange with a conversion rate of 1.9591 to US$1.00 and then converted from US dollars to Euro using the fixed rate of $1.00 to 1.1217 euros. The fair market value of chello broadband at year-end is 1.5 times the fair market value of an ordinary share A of UPC on December 31, 2001.

(3)
Represents the number of shares underlying phantom options, that UPC may pay in cash or ordinary shares A or shares of United Class A common stock. If UPC elects cash, the option holder may request ordinary shares A of UPC.

(4)
Represents the number of shares underlying phantom options, that chello broadband may pay in cash or ordinary shares A of UPC or shares of United's Class A common stock, or, if publicly-traded, its ordinary shares at its election upon exercise thereof.

Agreements with Executive Officers

        We and each of Messrs. Bracken and O'Neill are parties to an employment agreement. Messrs. Kovacs and Musselman each have an employment agreement with us and UGC Holdings. These agreements are discussed below. We and UGC Holdings are parties to a Secondment Agreement, pursuant to which Messrs. Kovacs, Musselman and Schneider (until his resignation), together with our other US citizen employees, are seconded to us. See "Certain Transactions and Relationships—Relationship with United, UGC Holdings and Related Transactions." Pursuant to the Secondment Agreement, we reimburse UGC Holdings for all expenses incurred by UGC Holdings in connection with the seconded employees.

        Charles H.R. Bracken.    On March 5, 1999, we entered into an Executive Service Agreement with Charles H.R. Bracken in connection with the appointment of Mr. Bracken as our Managing Director of Development, Strategy, and Acquisitions. Subsequently, Mr. Bracken became a member of our Board of Management and Chief Financial Officer. Mr. Bracken's Executive Service Agreement is for a term expiring March 5, 2003. Under the Executive Service Agreement, Mr. Bracken's initial base salary was £250,000 per year. Mr. Bracken's salary is subject to periodic adjustments and we have adjusted Mr. Bracken's salary to £282,486 per year in January 2000, and to £294,990 per year in January 2001. In addition to his salary, Mr. Bracken received options for 750,000 ordinary shares A (adjusted for UPC's 3-for-1 stock split on March 20, 2000) and participation in a pension plan. We also provide Mr. Bracken a car allowance of approximately £14,500 per year.

        The Executive Service Agreement may be terminated for cause by us. Also, we may suspend Mr. Bracken's employment for any reason. If his employment is suspended, Mr. Bracken will be entitled to receive the balance of payments due under the Executive Service Agreement until such Agreement is terminated and all his unvested options shall vest. In the event Mr. Bracken becomes incapacitated, by reason of injury or ill-health for an aggregate of 130 working days or more in any 12-month period, we may discontinue future payments under the Agreement, in whole or in part, until such incapacitation ceases.

        Gene Musselman.    Effective September 15, 1997, UGC Holdings and us entered into an Employment Agreement with Mr. Musselman in connection with his appointment as Chief Operating Officer in Austria. Subsequently, Mr. Musselman became Chief Operating Officer and relocated to Amsterdam. Under the terms of this agreement, Mr. Musselman's annual salary is currently $300,000. The parties are negotiating a new agreement in connection with Mr. Musselman's appointment as our Chief Operating Officer. In addition to his base salary, Mr. Musselman receives standard benefits related to his foreign assignment, including a cost of living differential, a car allowance, tuition reimbursement for dependents and air travel to the US for home leave.

        Shane O'Neill.    On November 3, 1999, we entered into an Executive Service Agreement with Shane O'Neill in connection with the appointment of Mr. O'Neill as Managing Director of Strategy, Acquisitions and Corporate Development, now our Chief Strategy Officer. Subsequently, Mr. O'Neill became a member of our Board of Management. Mr. O'Neill's Executive Service Agreement is for a term expiring November 3, 2003. Under the Executive Service Agreement, Mr. O'Neill's initial base salary was £250,000 per year. Such salary is subject to periodic adjustments and in January 2001 it was increased to £262,000 per year. In addition to his salary, Mr. O'Neill received options for 750,000 of our ordinary shares A (adjusted for UPC's 3-for-1 stock split on March 20, 2000) and participation in a pension plan. We also provide Mr. O'Neill with a car allowance of approximately £14,500 per year.

        The Executive Service Agreement may be terminated for cause by us. Also, we may suspend Mr. O'Neill's employment for any reason. If his employment is suspended, Mr. O'Neill will be entitled to receive the balance of payments due under the Executive Service Agreement until such agreement is terminated and all his unvested options shall vest. In the event Mr. O'Neill becomes incapacitated, by reason of injury or ill-health for an aggregate of 130 working days or more in any 12-month period, we may discontinue future payments under the agreement, in whole or in part, until such incapacitation ceases.

        Nimrod Kovacs.    Effective January 2, 2001, UGC Holdings and us entered into a new two-year Employment Agreement with Mr. Kovacs in connection with him continuing as Executive Chairman Central Europe in Hungary. Under the terms of this agreement, Mr. Kovacs' annual salary is currently $350,000. Such salary is subject to periodic adjustments. In addition to his base salary, Mr. Kovacs receives standard benefits related to his foreign assignment, including cost of living differential, a car allowance and air travel to the U.S. for home leave. The agreement may be terminated with or without cause. If his employment is terminated without cause, Mr. Kovacs will be entitled to receive a severance payment equal to 12-months salary or his salary to January 1, 2003, whichever is less.

Stock Option Plans

        Equity Stock Option Plan.    We adopted our Equity Stock Option Plan on June 12, 1996. Under our Equity Stock Option Plan, the Supervisory Board may grant stock options to our employees. At December 31, 2001, we had options for 24,876,770 ordinary shares A outstanding under our Equity Stock Option Plan. The Board of Management may from time to time increase the number of shares available for grant under the Equity Stock Option Plan. Options under our Equity Stock Option Plan are granted at fair market value at the time of the grant unless determined otherwise by the Supervisory Board. Each option represents the right to acquire from us a depositary receipt representing the economic value of one share.

        All options are exercisable upon grant and for the next five years. In order to introduce the element of "vesting" of the options, the Equity Stock Option Plan provides that even though the options are exercisable immediately, the options are subject to repurchase rights reduced by equal monthly amounts over a "vesting" period of 36 months for options granted in 1996 and 48 months for all other options. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options previously exercised must be resold to us at the original purchase price and all vested options must be exercised within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion.

        The Equity Stock Option Plan contains limited anti-dilution protection in the case of stock splits, stock dividends and the like. The Equity Stock Option Plan also provides that, in the case of a change of control, the acquiring company has the right to require us to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

        Through December 31, 2001, options to acquire a total of 43,848,097 ordinary shares A have been granted under the Equity Stock Option Plan. Of these, options representing 16,054,208 ordinary shares A have been exercised. Options representing 2,909,006 ordinary shares A have been cancelled and are available for future option grants. The exercise prices for the options range from €1.00 to €75.00.

        In 2001, we granted options for UPC ordinary shares A to all of our named executive officers. See "Executive Compensation—Option Grants in Last Fiscal Year" above.

        Phantom Stock Option Plan.    Effective March 20, 1998, we adopted a Phantom Stock Option Plan. Under the Phantom Stock Option Plan, the Supervisory Board may grant employees the right to receive an amount in cash or stock, at the Supervisory Board's option, equal to the difference between the fair market value of the ordinary shares A and the stated grant price for the phantom options based on a specified number of ordinary shares A. As of December 31, 2001, options based on 3,391,012 ordinary shares A remained outstanding. The exercise prices for these options range from €1.815 to €28.67. The phantom options have a four-year vesting period and vest 1/48 each month. The phantom options may be exercised during the period specified in the option certificate, but in no event later than ten years following the date of the grant. The Phantom Stock Option Plan contains limited anti-dilution protection in the case of stock splits, stock dividends and the like. The Phantom Stock Option Plan also provides that, in some cases upon a change of control, all phantom options outstanding become fully exercisable. Upon exercise of the phantom options, we may elect to issue such number of our ordinary shares A or shares of United's Class A common stock as is equal to the value of the cash difference in lieu of paying the cash.

        chello broadband Stock Option Plans.    chello broadband has adopted a stock option plan and a phantom stock option plan. All the shares underlying these stock option plans are held by a stock option foundation that administers chello broadband's stock option plans. Proceeds realized by the foundation upon exercise of the options will be remitted to chello broadband. In 2001, our Supervisory Board determined that the fair market value of a chello broadband ordinary share would be based on the fair market value of our ordinary shares A using a ratio of €4.31 per chello broadband share to €2.87 per ordinary share A or approximately 1.5. Such decision was made following the determination not to have an initial public offer for chello broadband. As a result, all grants completed in 2001 and future grants under the chello broadband plans will have exercise prices equal to approximately 1.5 of the fair market value of our ordinary shares A.

        chello broadband Phantom Stock Option Plan.    chello broadband's phantom stock option plan is administered by our Supervisory Board. The exercise price of the options granted under chello broadband's phantom stock option plan range from €4.31 to €50.00. The phantom stock options have a four-year vesting period and vest 1/48 each month and may be exercised during the period specified in the option certificate. All options must be exercised within 90 days after the end of employment. If such employment continues, all options must be exercised not more than ten years following the effective date of grant. This plan gives the employee the right to receive payment equal to the difference between the fair market value of a share and the exercise price for the portion of the rights vested. chello broadband, at its sole discretion, may make the required payment in cash, freely tradeable shares of United's Class A common stock or our ordinary Shares A, or, if chello broadband's shares are publicly traded, its freely tradeable ordinary shares. If chello broadband chooses to make a cash payment, at a time when its stock is publicly traded, employees have the option to receive an equivalent number of chello broadband's freely tradeable ordinary shares instead. At December 31, 2001, phantom options representing 1,125,516 ordinary shares A were outstanding.

        chello broadband's phantom stock option plan contains limited anti-dilution protection in the case of stock splits, stock dividends, and the like. In some cases of a change of control, including a change of control of us, chello broadband may choose to acquire immediately all the phantom options outstanding for consideration equal to the excess of the fair market value of the shares at that time over the exercise price.

        In 2001, we completed grants of phantom options based on chello broadband shares to two of the named executive officers, Messrs. Kovacs and Musselman. See "Executive Compensation—Option Grants in Last Fiscal Year" above.

        chello broadband Equity Option Plan.    Under chello broadband's equity option plan, our Supervisory Board may grant stock options to chello broadband employees, on the recommendation of chello broadband's Board of Management and subject to approval of chello broadband's priority shareholders. To date, chello broadband has granted options for 550,000 ordinary shares under its equity option plan, of which 300,000 are outstanding at December 31, 2001, and of the options exercised certificates evidencing the economic value of 88,541 shares have been sold to chello broadband. Options under chello broadband's equity option plan are granted at fair market value at the time of grant unless determined otherwise by our Supervisory Board. All the shares underlying the chello broadband Plan are held by Stichting Administratiekantoor chello broadband, a stock option foundation, which administers the chello broadband Plan. Each option represents the right to acquire from the foundation a certificate representing the economic value of one share.

        All options are exercisable upon grant and for the next five years. In order to introduce the element of "vesting" of the options, the chello broadband Plan provides that the options are subject to repurchase rights reduced by equal monthly amounts over a "vesting" period of 48 months following the date of grant. If the employee's employment terminates other than in the case of death, disability or the like, all unvested options previously exercised must be resold to the foundation at the original purchase price and all vested options must be exercised within 30 days of the termination date.

        The chello broadband equity option plan contains limited anti-dilution protection in the case of stock splits, stock dividends and the like. The chello broadband equity option plan also provides that, in the case of change in control, chello broadband has the right to require the foundation to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change in control.

        UGC Stock Option Plan.    On June 1, 1993, UGC Holdings' board of directors adopted its 1993 Stock Option Plan (the "UGC Employee Plan). United adopted the UGC Employee Plan on January 30, 2002, and the options granted thereunder are now exercisable for United's common stock. The UGC Employee Plan provides for the grant of options to purchase shares of United's Class A common stock to United's employees and consultants who are selected for participation in the UGC Employee Plan. The UGC Employee Plan is construed, interpreted and administered by the compensation committee of United.

        Under the UGC Employee Plan, options to purchase up to 39,200,000 shares of United's Class A common stock, of which options for up to 3,000,000 shares of United's Class B common stock, may be granted to employees and consultants by the United compensation committee. The United compensation committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options (subject to the 3,000,000 share limit on the number of shares of Class B common stock), the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the options. At December 31, 2001, United's executive officers and other employees have been granted options under the UGC Employee Plan to purchase an aggregate of 11,468,599 shares of United's Class A common stock at exercise prices ranging from $2.2500 to $86.50 per share. Of the options granted, 2,382,162 have been cancelled and options for 3,944,630 shares have been exercised. In general, the options granted vest in 48 equal monthly installments following the date of grant and are for a maximum term of 10 years. For options granted in 2000 and thereafter, however, the vesting period is 1/8 of the shares at six months from grant date and the remaining shares in 42 equal monthly installments thereafter. The number of shares reserved for issuance under the UGC Employee Plan is subject to adjustments on account of stock splits, stock dividends, recapitalizations and other dilutive changes in United's Class A common stock. Options covering no more than 5,000,000 shares of United's common stock may be granted to a single participant during any calendar year.

        Austar United Executive Share Option Plan.    Austar United adopted the Austar United Plan in June 1999. Under the Austar United Plan, the Austar United board of directors may grant options to Austar United employees and directors. At December 31, 2001, Austar United had options for 27,949,610 ordinary shares outstanding under the Austar United Plan. The number of shares available for the granting of options is determined by the Austar United board of directors, subject to a maximum of 6% of the outstanding Austar United ordinary shares. The Austar United board of directors has discretion to determine the employees and directors to whom options are granted, the number of shares subject to options, the exercise price of the options, the exercise period (which may not exceed 10 years from grant date) and certain other provisions relating to the options. Any grants to directors, however, are subject to shareholder approval. In general, options granted under the Austar United Plan vest over four years in 48 equal monthly installments. If an employee's employment terminates other than in the case of death or disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date.

Limitation of Liability and Indemnification Matters

        Pursuant to Dutch law, each member of our Supervisory Board and Board of Management is responsible to us for the proper performance of his or her assigned duties. Our Articles of Association provide that the adoption by the general meeting of shareholders of the annual accounts shall discharge the Supervisory Board and Board of Management from liability in respect of the exercise of their duties during the financial year concerned unless an explicit reservation is made by the general meeting of shareholders. This discharge of liability may also be limited by mandatory provisions of Dutch law, such as in the case of bankruptcy, and furthermore extends only to actions or omissions not disclosed in or apparent from the adopted annual accounts. In the event of such actions or omissions, the members of our Supervisory Board or Board of Management will be jointly and severally liable to third parties for any loss sustained by such third parties as a result of such actions or omissions, unless our Supervisory Board or Board of Management member proves that he or she is not responsible for the actions or omissions. Generally, under Dutch law, directors will not be held personally liable for decisions based on reasonable business judgment.

        Our Articles of Association provide that we must indemnify any person who:

  •
  is or was a member of our Supervisory Board or our Board of Management;

  •
  was or is a party to or is threatened to be made a party to any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative, or by or in the right of the company to procure a judgment in its favor by reason of the fact that such person is or was a member of our Supervisory Board or Board of Management; and

  •
  acted in good faith in carrying out their duties.

        This indemnification will generally not apply if the person seeking indemnification is found to have acted with gross negligence or willful misconduct in the performance of their duty to us, unless the court in which the action is brought determines that indemnification is otherwise appropriate. Our Articles of Association furthermore provide that a majority of the members of our Supervisory Board (not being parties to the action) must approve any indemnification, unless the entire Supervisory Board is named in the lawsuit, in which case the indemnification may be approved by independent legal counsel in a written opinion or by a general meeting of shareholders. Our Supervisory Board may extend the indemnification provisions of our Articles of Association to any of our officers, employees or agents.

Compensation of Supervisory Board Members

        We compensate the members of our Supervisory Board €12,000 per year of service on the Supervisory Board. In addition, members receive €1,500 for each board meeting attended in person and €750 for each telephonic board meeting attended. Fees to Supervisory Board members, who are also employees of United or UGC Holdings, are paid to United. We reimburse all members of our Supervisory Board for travel and out-of-pocket expenses in connection with their attendance at meetings of the Supervisory Board.

Compensation of Board of Management Members

        The aggregate 2001 salary compensation for the entire Board of Management was approximately €3.1 million. Board of Management members may also receive options for our ordinary shares A or securities of our affiliates. See "Stock Option Plans" above. In addition, we provide our executive officers with automobile allowances and other benefits. Expatriates also receive housing allowances, foreign tax equalization payments, other compensation relating to their foreign assignments and limited usage of the corporate airplanes. In April 2001, an amount of €48,000 per year in respect of fees for members of the Board of Management was set by us as a reasonable compensation for specific Board of Management duties. There was no change in overall actual salary associated with this fee. Members of the Board of Management receive no additional compensation for serving thereon.

Compensation Committee Interlocks and Insider Participation

        UGC Holdings and us have a secondment arrangement, pursuant to which certain U.S. citizens employed by UGC Holdings are seconded to us. See "Certain Transactions and Relationships—Relationship with United, UGC Holdings and Related Transactions." The members of our management who are employees of UGC Holdings have their compensation set by United's compensation committee. Our compensation committee is composed of Mr. Fries, Ms. Spangler and Ms. Wildes, each of whom is a member of the Supervisory Board. John P. Cole, Jr., a director of United and a member of United's Compensation Committee, is a member of our Supervisory Board. With the exception of Mr. Cole, none of the members of our compensation committee, the United compensation committee or our Supervisory Board has served as a director or member of a compensation committee of another company that had any executive officer that was also one of our Supervisory Directors or a member of the compensation committee of United.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of all classes of our voting securities as of April 1, 2002, by (1) each shareholder who is known by us to own beneficially more than 5% of the outstanding shares of each class at such date; (2) each of our Supervisory Directors; (3) each of our named executive officers; and (4) all of our Supervisory Directors and executive officers as a group. Because Messrs. Cole, Fries and Ms. Wildes are directors of UGC Holdings, they may be deemed to beneficially own UPC ordinary shares held by UGC Holdings, and because Messrs. Cole, Fries and Riordan and Ms. Wildes are directors of United, they may be deemed to beneficially own UPC ordinary shares held by United. In each case, they disclaim any beneficial ownership of such shares and this table does not include those shares.

        Holders of our Series 1 Convertible Class A preference shares may convert the preference shares into our ordinary shares A. The conversion rate is based on the liquidation preference of the preference shares on the date of conversion. A holder would receive 3,591 ordinary shares A for each preference share if it was converted on March 31, 2002. For purposes of this table, we have assumed that the preference shares may be converted into ordinary shares within 60 days of April 1, 2002. Each preference share is entitled to cast one hundred votes at a general meeting of shareholders and shall vote together with all of our other classes of stock.

        Such share ownership information includes ordinary shares A that may be acquired within 60 days of April 1, 2002, through either UPC options or phantom options, conversion of outstanding preference shares or exercise of warrants. Our phantom options are payable in either cash or ordinary shares A, at our election. Shares issuable within 60 days upon exercise of options, phantom options or warrants and conversion of preference shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of the persons beneficially owning such securities, but have not been deemed to be outstanding for the purposes of computing the percentage ownership or overall voting power of any other person.

	Ordinary Shares A
Beneficial Owner	Number	Percentage of Class(1)
John P. Cole, Jr.	14,575	*
Richard de Lange	—	—
John W. Dick	—	—
Michael T. Fries(2)	210,716	*
Ellen P. Spangler(3)	81,540	*
Tina Wildes(4)	172,153	*
Charles H.R. Bracken(5)	743,750	*
Nimrod J. Kovacs(6)	1,068,040	*
Gene Musselman(7)	440,309	*
Shane O'Neill(8)	568,750	*
John F. Riordan(9)	1,631,462	*
Anton M. Tuijten(10)	276,968	*
All directors and executive officers as a group (12 persons)	5,208,263	1.17%
UGC Holdings, Inc.(11)(12)	245,763,052	54.17%
UnitedGlobalCom, Inc.(12)(13)	132,698,873	23.03%
Capital Research and Management Company(14)	46,668,057	10.32%
	Series 1 Convertible Class A Preference Shares
	Number	Percentage of Class(15)
Motorola UPC Holdings, Inc.(16).	3,500	28.23%
UGC Holdings, Inc.(12)	2,500	20.16%
Capital Research and Management Company(14)	2,400	19.35%
Liberty UPCOY, Inc.(17)	2,117	17.07%
EQ Alliance Common Stock Portfolio(18)	1,883	15.19%

*
Less than 1%

(1)
The figures for the percent of shares are based on 443,417,525 ordinary shares A outstanding on April 1, 2002.

(2)
Includes 9,153 ordinary shares A owned by Mr. Fries' spouse. Also includes phantom options based on 225,000 ordinary shares A, of which 201,563 are vested.

(3)
Includes currently exercisable options for 45,000 ordinary shares A, of which options for 9,375 shares are subject to UPC's repurchase right. Also includes phantom options based on 45,000 ordinary shares A, all of which are vested.

(4)
Includes phantom options based on 153,000 ordinary shares A, all of which are vested.

(5)
Includes currently exercisable options for 1,200,000 ordinary shares A, of which options for 456,250 are subject to UPC's repurchase right.

(6)
Includes phantom options based on 600,000 ordinary shares A, all of which are vested, and currently exercisable options for 800,000 ordinary shares A, of which options for 333,334 shares are subject to UPC's repurchase right.

(7)
Includes phantom options based on 112,500 ordinary shares A, of which 91,406 are vested, and currently exercisable options for 617,000 ordinary shares A, of which options for 333,334 shares are subject to UPC's repurchase right.

(8)
Includes currently exercisable options for 1,050,000 ordinary shares A, of which options for 481,250 are subject to UPC's repurchase right.

(9)
Includes currently exercisable options for 1,759,375 ordinary shares A, of which options for 866,667 shares are subject to UPC's repurchase right. Also includes 3,660 ordinary shares A owned by Mr. Riordan's spouse.

(10)
Includes currently exercisable options for 436,500 ordinary shares A, of which options for 175,000 are subject to UPC's repurchase right.

(11)
Includes 9,096,945 ordinary shares A issuable upon conversion of preference shares if converted May 30, 2002 and 1,213,898 ordinary shares A issuable upon exercise of warrants.

(12)
The address of UGC Holdings and United is 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237, USA.

(13)
Includes 132,698,873 ordinary shares A issuable upon conversion of UPC's Loan if converted May 31, 2002.

(14)
Capital Research and Management Company ("Capital Research"), an investment advisor, is the beneficial owner of 37,934,990 ordinary shares A as a result of acting as an investment advisor to various investment companies. Capital Research disclaims beneficial ownership of these shares. Such information is based on a Schedule 13G dated February 14, 2002, filed by Capital Research. The ordinary share ownership of Capital Research also includes 8,733,067 ordinary shares A issuable upon conversion of preference shares if converted May 30, 2002. The address of Capital Research is 333 South Hope Street, Los Angeles, California 90071.

(15)
The figures for the percent of preference shares are based on 12,400 shares outstanding on March 1, 2002.

(16)
The address of Motorola UPC Holdings, Inc. is 101 Tournament Drive, Building 1, Horscham, PA 19044, USA.

(17)
The address of Liberty UPCOY, Inc. is 12300 Liberty Boulevard, Englewood, CO 80112, USA.

(18)
The address of EQ Alliance Common Stock portfolio is 1345 Avenue of the Americas, 32nd floor, New York, NY 10105, USA.

        No equity securities in our parent or any of our subsidiaries, including directors' qualifying shares, are owned by any of our executive officers or directors, except as stated below. The following discussion sets forth ownership information as of April 1, 2002 and within 60 days thereof with respect to options.

        The following officers and directors beneficially own common stock, and options to purchase Class A common stock of United: (1) Mr. Fries-20,182 shares of Class A common stock, options for 2,889,208 shares of Class A common stock of which 432,956 shares are exercisable, and 140,792 shares of Class A common stock and 91,580 shares of Class B common stock held by The Fries Family Partnership LLLP; (2) Mr. Cole-112,708 shares of Class A common stock and options for 220,000 shares of Class A common stock of which 119,790 are exercisable; (3) Ms. Spangler-56,526 shares of Class A common stock and options for 1,141,128 shares of Class A common stock of which 292,897 are exercisable; (4) Ms. Wildes-53,683 shares of Class A common stock, 416,956 shares of Class B common stock and options for 752,553 shares of Class A common stock of which 204,841 are exercisable (Ms. Wildes disclaims beneficial ownership to shares held by her spouse and a trust in which she is a beneficiary, which are included in the foregoing numbers); (5) Mr. Riordan-782,183 shares of Class A common stock and options for 266,720 shares of Class A common stock of which 127,136 are exercisable and 410,000 shares of Class B common stock held by The MLS Family Partnership LLLP of which Mr. Riordan is a co-trustee of the trust that is the general partner of such partnership (Mr. Riordan disclaims beneficial ownership of shares held by said partnership); and (6) Mr. Kovacs-76,402 shares of Class A common stock and options for 270,000 shares of Class A common stock of which all are exercisable.

        Each share of United Class A common stock has one vote and each share of United Class B common stock has 10 votes. United also has outstanding shares of Class C common stock which has 10 votes per share; however, holders of the Class C common stock are subject to a standstill agreement with United. Each person holds less than 1% of United outstanding common stock and less than 1% of the voting power thereof. Because Mr. Fries and Ms. Wildes are parties to a founders agreement with other United shareholders, they may be deemed, together with the other parties thereto, to beneficially own 11,412,048 shares of Class A common stock, which includes 8,870,332 shares of Class B common stock of United and represents 2.8% of United's voting power.

        The following officers and directors beneficially own options to purchase ordinary shares of chello broadband as of April 1, 2002: Mr. Riordan-options to purchase 300,000 ordinary shares of which 62,500 are subject to a repurchase right. Such ownership is less than 1% of chello broadband's outstanding ordinary shares. Also, the following officers and directors beneficially own shares of Priority Telecom as of April 1, 2002: Mr. Tuijten—19 ordinary shares, which ownership is less than 1% of Priority Telecom's outstanding ordinary shares.

Item 13. Certain Relationships and Related Transactions

Executive Officer Transactions

        John F. Riordan Transactions with UGC Holdings.    Pursuant to the terms of four promissory notes, UGC Holdings loaned $4,000,000 on November 22, 2000, $1,200,000 on January 29, 2001, and $3,500,000 on April 4, 2001, respectively, to John F. Riordan, then a director. Such loans allowed Mr. Riordan to meet certain personal obligations in lieu of selling his shares in UGC Holdings or in UPC. These non-recourse notes are payable upon demand and in any event on November 22, 2002. The notes accrue interest at 90-day London Interbank Offer Rate plus either 2.5% or 3.5% as determined in accordance with the terms of each note.

        In 2001, Mr. Riordan pre-paid to UGC Holdings $93,794 in the aggregate for interest accrued through February 22, 2001 on the loans. The aggregate outstanding balance on the loans as of March 1, 2002 is $9,317,785.

        Charles H.R. Bracken.    In March 2001, we confirmed our agreement that in the event the employment of Charles H.R. Bracken, a named executive officer, is terminated for any reason other than cause, we would pay Mr. Bracken a cash bonus equal to the difference between US$1,000,000 and his pre-tax gain on the exercise and sale of Mr. Bracken's vested UPC options. Mr. Bracken and UPC have agreed to structure an arrangement whereby Mr. Bracken can receive a portion of his bonus prior to the end of his current employment contract.

        Anton M. Tuijten.    We have loaned to Mr. Tuijten, an executive officer, €102,600 on March 26, 1999 and €361,500 on September 17, 1999, respectively. Such loans enabled Mr. Tuijten to pay taxes due with respect to grants of options for our ordinary shares A made in 1999. These loans bear no interest and are made on the same terms as UPC loans made to other recipients of stock options subject to Dutch tax liabilities. Interest, however, is imputed and tax payable on imputed interest is added to the principal amount of the loan. The loan is payable only upon exercise of the options. As of March 31, 2002, the aggregate outstanding loan balance is €493,667.

Relationship With United, UGC Holdings and Related Transactions

        United is the largest broadband communications provider of video, voice and data services outside of the U.S. With operations in 26 countries, United's networks reach more than 19.0 million homes and businesses and serve approximately 11.2 million video customers. In addition, as of December 31, 2001,

United's telephony business had approximately 0.9 million telephony access lines and its high speed Internet access business had approximately 0.8 million subscribers. United's significant operating subsidiaries, held through UGC Holdings, include us (54.2% owned on a fully diluted basis), one of the largest pan-European broadband communications companies; and VTR GlobalCom (100% owned) the largest cable television and competitive telephony provider in Chile. Also, United holds an interest in Austar United (55.8% combined direct and indirect), a satellite, cable television and telecommunications provider in Australasia.

        Control by UGC Holdings.    Immediately prior to our initial public offering, UGC Holdings held effectively all of the voting control over us and held all of our issued and outstanding ordinary shares A other than approximately 7.7% of such shares that were registered in the name of the stock option foundation to support our Equity Stock Option Plan. The foundation has since been liquidated and all remaining shares held by the foundation are now owned by UGC Holdings. As of April 1, 2002, including ordinary shares A issuable upon conversion of preference shares and exercise of warrants, UGC Holdings owns approximately 53.1% of our outstanding ordinary shares A, all of our outstanding priority shares and approximately 20.2% of our outstanding preference shares. Also, as of April 1, 2002, including ordinary shares issuable upon conversion of the Exchangeable Notes, United owns approximately 23.0% of our outstanding ordinary shares. Because we are a strategic holding of UGC Holdings, UGC Holdings will continue to control us for the foreseeable future. Four members of our current six-member Supervisory Board are directors, officers or employees of UGC Holdings and of United. United has only 50% of the voting power of UGC Holdings with respect to the election of directors of UGC Holdings and accordingly does not beneficially own our securities held by UGC Holdings.

        We currently hold approximately 5.6 million shares of United's Class A common stock, which currently represents approximately 5.0% of United's outstanding Class A common stock.

        Agreements with UGC Holdings.    Subject to certain limitations, UGC Holdings may require us to file a registration statement under the Securities Act of 1933 with respect to all or a portion of our ordinary shares A or ADSs owned by UGC Holdings, and we are required to use our best efforts to effect such registration, subject to certain conditions and limitations. We are not obligated to effect more than three of these demand registrations using forms other than Form S-3 or F-3, as the case may be. UGC Holdings may demand registration of such securities an unlimited number of times on Form S-3 or F-3, as the case may be, except that we are not required to register our ordinary shares A owned by UGC Holdings on Form S-3 more than once in any six-month period. UGC Holdings also has the right to have our ordinary shares A that we own included in any registration statement we propose to file under the Act except that, among other conditions, the underwriters of any such offering may limit the number of shares included in such registration. We have also granted UGC Holdings rights comparable to those described above with respect to the listing or qualification of the ordinary shares A held by UGC Holdings on the Official Segment of the Stock Market of Euronext Amsterdam N.V. or on any other exchange and in any other jurisdiction where we previously have taken action to permit the public sale of its securities.

        UGC Holdings incurs certain overhead and other expenses at the corporate level on behalf of us and our other operating companies. These expenses include costs not readily allocable among the operating companies, such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. UGC Holdings also incurs direct costs for its operating companies such as travel expenses and salaries for UGC Holdings employees performing services on behalf of its respective operating companies. UGC Holdings and us are parties to a management services agreement, with an initial term through 2009, pursuant to which UGC Holdings will continue to perform these services for us. Under the management services agreement, we will pay UGC Holdings a fixed amount each month as its portion of such unallocated expenses. For the year ended December 31, 2001, this fixed amount was US$300,000 per month. The fixed amount may be adjusted from time to time by UGC Holdings to allocate these corporate level expenses among UGC Holdings' operating companies, including us, taking into account the relative size of the operating companies and their estimated use of UGC Holdings resources. In addition, we will continue to reimburse UGC Holdings for costs incurred by UGC Holdings that are directly attributable to us.

        UGC Holdings and we are also parties to a secondment agreement that specifies the basis upon which UGC Holdings may second certain of its employees to us. UGC Holdings' secondment of employees helps us attract and retain U.S. citizens and other employees. We are generally responsible for all costs incurred by UGC Holdings with respect to any seconded employee's employment and severance. UGC Holdings may terminate a seconded employee's employment if the employee's conduct constitutes willful misconduct that is materially injurious to UGC Holdings. During the year ended December 31, 2001, we incurred approximately €10.8 million for costs associated with the seconded employees, which costs were reimbursable to UGC Holdings.

        We have agreed with UGC Holdings that so long as UGC Holdings holds 50% or more of our outstanding ordinary shares A (i) UGC Holdings will not pursue any video services, telephone or Internet access or content business opportunities specifically directed to the European or Israeli markets, unless it has first presented such business opportunity to us and we have elected not to pursue such business opportunity, and (ii) we will not pursue any video services, telephone or Internet access or content business opportunities in Saudi Arabia or in other markets outside of Europe or the Middle East, unless we have first presented such business opportunity to UGC Holdings and UGC Holdings has elected not to pursue such business opportunity. Either party may pursue any business in the United States and its territories and possessions without regard to activities of the other.

        UGC Holdings and we have agreed that we will provide audited financial statements to UGC Holdings in such form and with respect to such periods as are necessary or appropriate to permit United, the parent of UGC Holdings, to comply with its reporting obligations as a publicly-traded company and that we will not change its accounting principles without United's prior consent. We have consented to the public disclosure by United of all matters deemed necessary or appropriate by United, in its sole discretion, to satisfy the disclosure obligations of United or any of its affiliates thereof under the United States federal securities laws or to avoid potential liability under such laws.

        In August 2000, we entered into an unsecured US$200.0 million bridge facility with UGC Holdings, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. We repaid this facility from the proceeds of the sale of its convertible preference shares, series 1.

        In November 2000, we entered into an unsecured US$250.0 million bridge facility with UGC Holdings, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. We repaid this facility from the proceeds of the sale of its convertible preference shares, series 1.

        Relationship with United.    In May 2001, we completed the placement with Liberty Media Corporation of US$1,255 million 6% Guaranteed Discount Notes due 2007 or the Exchangeable Loan, receiving proceeds of €1.0 billion (US$856.8 million). The holder of the Exchangeable Loan has the right to exchange the notes, which were issued by our wholly-owned subsidiary Belmarken Holding B.V., into ordinary shares A under certain circumstances at €8.0 (US$6.85) per share. The Exchangeable Loan was transferred to United on January 30, 2002, as part of a transaction between Liberty Media Corporation, the original holder of the Exchangeable Loan, and United. As a result of the transfer, United may exchange the notes for ordinary shares A at €8.0 (US$6.85) per share at any time.

        The principal terms of the Exchangeable Loan are as follows:

  •
  Exchangeable at any time into our ordinary shares A at US$6.85 per share.

  •
  Callable in cash at any time in the first year at accreted value, then not callable until May 29, 2004, thereafter callable at descending premiums in cash, ordinary shares A or a combination (at our option) at any time prior to May 29, 2007.

  •
  We have the right, at our option, to require exchange of the Exchangeable Loan into ordinary shares A at €8.00 per share on a €1.00 for €1.00 basis for any equity raised by us at a price at or above €8.00 per share during the first two years, €10.00 per share during the third year, €12.00 per share during the fourth year, and €15.00 per share during and after the fifth year.

  •
  We have the right, at our option, to require exchange of the Exchangeable Loan into our ordinary shares A, if on or after November 15, 2002, our ordinary shares trade at or above US$10.28 for at least 20 out of 30 trading days, or if on or after May 29, 2004, our ordinary shares A trade at or above US$8.91 for at least 20 out of 30 days.

        Of the outstanding balance approximately €1,034 million (US$891.7 million) is held by United as of January 30, 2002.

        In addition to the Exchangeable Loan, in the January 30, 2002 transaction Liberty Media Corporation also contributed to United approximately US$1.435 billion face amount of our senior notes and approximately €263.1 million face amount of our senior discount notes. As a result, we owe these obligations represented by such senior notes and senior discount notes to United.

        Agreement with United and UGC Holdings.    We signed a Memorandum of Understanding, dated February 1, 2002 (the "Memorandum of Understanding"), by and among United, UGC Holdings and us. The Memorandum of Understanding relates to an agreement in principle among United, UGC Holdings and us, to effectuate a series of transactions, which, if consummated, would result in a restructuring of the outstanding debt obligations of ourselves and our subsidiaries, resulting in a significant reduction in our outstanding debt obligations and our subsidiaries. The Memorandum of Understanding with United and UGC Holdings is conditional, among other things, on the receipt of tenders of 95% of all of our notes outstanding in an exchange offer. United has agreed in principle to convert $2.6 billion of indebtedness, which was acquired as a result of the merger transaction with Liberty, and $0.3 billion of convertible preference shares held by UGC Holdings into new ordinary shares as part of the recapitalization.

Relationship with chello broadband

        Agreements with chello broadband.    chello broadband and we have entered into various agreements to regulate our ongoing relationship. These agreements include a Relationship Agreement entered into in May 2000, Standard Term Sheets and Franchise Agreements involving our local cable operators and chello broadband, entered into in May 2000, and a Revised Term Sheet involving our local cable operators and chello broadband, entered into in December 2001 in connection with the transfer of certain assets relating to internet access services from chello broadband to our cable distribution division (the "CTO Transfer").

        The agreements provide that chello broadband will provide the following services to our cable operators: (i) chello broadband portals and content and, until December 2001, internet access services, for personal computers, televisions and other end user devices, (ii) interactive services designed to supplement or complement core television and video service offerings, and (iii) two-way voice, two-way video delivered by Internet Protocol and dial-up internet access.

        For internet access and portal services delivered via cable modem, our local cable operators and chello broadband have agreed to share fees and revenues at various percentages depending on the service. As originally agreed the split of fees was set generally at 60% to the local cable operators and 40% to chello broadband.

        In connection with the transfer of the internet access assets from chello broadband to our local cable operators in the CTO Transfer, the split of such fees was readjusted generally to 80% to our local cable operators and 20% to chello broadband.

        For interactive services, chello broadband agreed to subsidize each digital set-top computer installed to facilitate the provision of interactive services by agreeing to pay 25% of the manufacturing cost for each digital set-top computer installed and 25% of the direct cost for initial installation of each subsidized digital set-top computer. This obligation was removed in connection with the CTO Transfer.

        Under the agreements, chello broadband is entitled to receive 100% of net revenues derived from the provision of interactive services to the extent necessary for chello broadband to fully recover accumulated and unrecovered subsidy paid by chello broadband, if any, and, otherwise, such net revenues are to be shared equally between chello broadband and our local cable operators.

        For two-way services, chello broadband and we will agree on economic terms on a case-by-case basis before launching these services.

        Under the agreements and subject to certain exceptions, we are obligated, at chello broadband's request, to cause the cable operators that we held an interest in or controlled before December 31, 1999, to enter into franchise agreements, based on chello broadband's Standard Term Sheet, containing the terms substantially as described above for the distribution of the services to homes that are or will be upgraded to be capable of providing such services.

        The agreements include provisions relating to exclusivity and a most favored nation clause. The term of the agreements generally are the longer of seven years from the date of the agreement and the period during which we hold at least 50% of chello broadband's issued and outstanding ordinary capital or a majority voting interest in chello broadband.

        Relationship Agreement between chello broadband and UGC Holdings.    chello broadband and UGC Holdings have entered into various agreements to regulate their ongoing relationship. The terms of these agreements are substantially similar to those set forth in our agreements with chello broadband. In addition, under the agreements, UGC Holdings agrees to transfer the right to chello broadband to pursue the provision of its services without territorial restrictions. In consideration for this transfer of rights and chello broadband's rights under the relationship agreement, chello broadband will issue an aggregate of 5,674,586 ordinary shares B to UGC Holdings or one or more of its subsidiaries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V. a Dutch Public limited liability company
Date: April 30, 2002	By:	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Board of Management Member and Chief Financial Officer (and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN F. RIORDAN
John F. Riordan	President, Chief Executive Officer And Member of the Board of Management	April 30, 2002
/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken	Member of the Board of Management and Chief Financial Officer (and Principal Accounting Officer)	April 30, 2002
/s/ MICHAEL T. FRIES
Michael T. Fries	Chairman of the Supervisory Board and Authorized U.S. Representative	April 29, 2002
/s/ RICHARD DE LANGE
Richard de Lange	Supervisory Board Member	April 25, 2002
/s/ TINA M. WILDES
Tina M. Wildes	Supervisory Board Member	April 25, 2002
/s/ ELLEN P. SPANGLER
Ellen P. Spangler	Supervisory Board Member	April 29, 2002
/s/ JOHN P. COLE, JR.
John P. Cole, Jr.	Supervisory Board Member	April 25, 2002
/s/ JOHN W. DICK
John W. Dick	Supervisory Board Member	April 25, 2002

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES