Form 10-Q
period 2002-03-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2002-05-15
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 000-25365

United Pan-Europe Communications N.V.
(Exact name of Registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	98-0191997 (IRS Employer Identification No.)
Boeing Avenue 53, Schiphol Rijk, The Netherlands (Address of principal executive offices)	1119 PE (zip code)

(31) 20-778-9840
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock as of May 14, 2002 was 443,417,525 ordinary shares A, including shares represented by American Depository Receipts.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in thousands of Euros, except share and per share amounts)

Item 1.    Financial Statements

	As of March 31, 2002	As of December 31, 2001
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	641,210	855,001
Restricted cash	6,008	36,322
Subscriber receivables, net of allowance for doubtful accounts of 50,758 and 39,990, respectively	135,198	142,460
Costs to be reimbursed by affiliated companies	14,363	11,319
Other receivables	55,431	77,367
Deferred financing costs, net	143,591	147,210
Prepaid expenses and other current assets	92,522	64,494

Total current assets	1,088,323	1,334,173
Other investments	35,173	32,336
Investments in and advances to affiliated companies	166,944	193,648
Property, plant and equipment, net	3,695,271	3,754,330
Goodwill and other intangible assets, net	3,035,826	3,003,503
Derivative assets	29,012	146,934
Other assets	8,777	10,540

Total assets	8,059,326	8,475,464

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current liabilities
Accounts payable, including related party payables of 5,949 and 5,065, respectively	238,049	362,460
Accrued liabilities	667,827	713,449
Subscriber prepayments and deposits	147,981	99,554
Short-term debt	82,282	86,843
Current portion of long-term debt, including related party debt of 2,683,114 and 2,590,245, respectively	9,381,046	9,188,098

Total current liabilities	10,517,185	10,450,404
Long-term debt	491,512	469,990
Other long-term liabilities	257,087	243,962

Total liabilities	11,265,784	11,164,356

Commitments and contingencies (see Note 9)
Minority interests in subsidiaries	152,231	152,096
Convertible preferred stock	1,541,240	1,505,435
Shareholders' deficit
Priority stock, 1.0 par value, 300 shares authorized, issued and outstanding	-	-
Ordinary stock, 1.0 par value, 1,000,000,000 shares authorized, 443,417,525 shares issued and outstanding	443,418	443,418
Additional paid-in capital	2,766,602	2,766,492
Deferred compensation	(45,408)	(52,088)
Accumulated deficit	(8,178,729)	(7,651,418)
Other cumulative comprehensive income	114,188	147,173

Total shareholders' deficit	(4,899,929)	(4,346,423)

Total liabilities and shareholders' deficit	8,059,326	8,475,464

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of Euros, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Service and other revenue	346,312	333,448
Operating expense	(188,031)	(255,335)
Selling, general and administrative expense	(110,257)	(139,983)
Depreciation and amortization	(172,632)	(245,179)
Impairment and restructuring charges	(3,943)	-

Net operating loss	(128,551)	(307,049)
Interest income	5,985	15,755
Interest expense	(171,789)	(218,219)
Interest expense related party	(58,416)	-
Foreign exchange gain (loss) and other income (expense), net	(242,997)	(92,105)

Net loss before income taxes and other items	(595,768)	(601,618)
Share in results of affiliated companies	(21,303)	(46,096)
Minority interests in subsidiaries	(190)	18,841
Income tax benefit	1,244	90

Net loss before extraordinary gain and cumulative effect of change in accounting principle	(616,017)	(628,783)
Extraordinary gain	124,511	-
Cumulative effect of change in accounting principle	-	35,349

Net loss	(491,506)	(593,434)

Basic net loss attributable to common shareholders (See Note 13)	(527,311)	(623,195)

Basic and diluted net loss per ordinary share before extraordinary gain and cumulative effect of change in accounting principle	(1.47)	(1.49)

Basic and diluted net loss per ordinary share	(1.19)	(1.41)

Weighted-average number of ordinary shares outstanding	443,417,525	441,246,729

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(Stated in thousands of Euros, except share and per share amounts)

(Unaudited)

	Priority Stock		Ordinary Stock					Other Cumulative Comprehensive Income (Loss)(1)
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balances, December 31, 2001	300	-	443,417,525	443,418	2,766,492	(52,088)	(7,651,418)	147,173	(4,346,423)
Deferred compensation expense related to stock options, net	-	-	-	-	110	(110)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	6,790	-	-	6,790
Accrual of Dividend on Series 1 Convertible Preferred Stock	-	-	-	-	-	-	(34,280)	-	(34,280)
Accretion of Discount of Series 1 Convertible Preferred Stock	-	-	-	-	-	-	(1,525)	-	(1,525)
Unrealized loss on investments	-	-	-	-	-	-	-	3,008	3,008
Change in fair value of derivative assets	-	-	-	-	-	-	-	8,002	8,002
Change in cumulative translation adjustments	-	-	-	-	-	-	-	(43,995)	(43,995)
Net loss	-	-	-	-	-	-	(491,506)	-	(491,506)

Total comprehensive loss	-	-	-	-	-	-	-	-	(524,491)

Balances, March 31, 2002	300	-	443,417,525	443,418	2,766,602	(45,408)	(8,178,729)	114,188	(4,899,929)

(1)
As of December 31, 2001, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 169,571 and unrealized gain on investments of 4,522 and fair value of derivative assets of (26,920). As of March 31, 2002, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of (43,995) unrealized gain on investments of 3,008 and fair value of derivative assets of 8,002.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of Euros)

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	(491,506)	(593,434)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	172,632	245,179
Amortization of deferred financing costs	4,926	8,481
Non cash impairment and restructuring charges	3,943	-
Accretion of interest expense	90,418	62,901
Share in results of affiliated companies	21,303	46,096
Compensation expense related to stock options	6,790	1,062
Minority interests in subsidiaries	190	(18,841)
Exchange rate differences in loans	60,073	112,322
Cumulative effect of change in accounting principle	-	(21,349)
Loss (gain) on derivative assets	177,809	(24,541)
Extraordinary gain	(124,511)	-
Other	1,964	(28,712)
Changes in assets and liabilities:
Decrease in restricted cash	30,314	-
Decrease (increase) in receivables	(1,874)	(14,053)
Increase (decrease) in other current liabilities	(40,249)	(141,014)
Increase (decrease) in deferred taxes and other long-term liabilities	26,252	(27,879)

Net cash flows from operating activities	(61,526)	(393,782)

Cash flows from investing activities:
Investments in and advances to affiliated companies	-	(5,940)
Dividends received	8,031	-
Capital expenditures	(102,017)	(212,314)
Acquisitions, net of cash acquired	(24,060)	(22,892)

Net cash flows from investing activities	(118,046)	(241,146)

Cash flows from financing activities:
Proceeds from long-term and short-term borrowings	657	200,000
Repayments of long-term and short-term borrowings	(31,874)	(26,202)

Net cash flows from financing activities	(31,217)	173,798

Effect of exchange rates on cash	(3,002)	387

Net decrease in cash and cash equivalents	(213,791)	(460,743)
Cash and cash equivalents at beginning of period	855,001	1,590,230

Cash and cash equivalents at end of period	641,210	1,129,487

Supplemental cash flow disclosures:
Cash paid for interest	(10,680)	(189,211)

Cash received for interest	7,786	13,171

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

        United Pan-Europe Communications N.V. ("UPC" or the "Company"), whose parent company is UnitedGlobalCom Inc. ("United"), which owns an indirect ownership interest in UPC through UGC Holdings Inc. ("UGC Holdings") of 53.1%, offers communication services in many European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution, which comprises the local operating systems, provides video, telephone and internet services for residential customers, (Triple Play). UPC Media comprises the converging internet content and programming business and, in 2001, the internet access business. Priority Telecom focuses on providing network solutions to the business customer.

        The following chart presents a summary of the Company's significant investments as of March 31, 2002.

	UPC's Ownership
Distribution:
Austria:
Telekabel Group	95.0%
Belgium:
UPC Belgium	100.0%
Czech Republic:
KabelNet	100.0%
Kabel Plus	99.9%
France:
Médiaréseaux S.A	92.0	%(1)
Germany:
EWT/TSS Group	51.0	%(2)
PrimaCom AG ("PrimaCom")	25.0%
Hungary:
UPC Magyarorszag	100.0%
Monor Telefon Tarsasag Rt. ("Monor")	98.9%
The Netherlands:
UPC Nederland	100.0%
Alkmaar	100.0%
Norway:
UPC Norge AS. ("UPC Norge")	100.0%
Sweden:
UPC Sweden	100.0%
Slovak Republic:

Trnavatel	95.0%
Kabeltel	100.0%
UPC Slovensko s.r.o.	100.0%
Romania:
Eurosat	51.0%
AST Romania	100.0%
Poland:
UPC Polska, Inc ("UPC Polska")	100.0%
TKP	25.0%
Media:
Pan-European
chello broadband N.V. ("chello broadband")	100.0	%(3)
Spain:
Iberian Programming Services ("IPS")	50.0%
United Kingdom:
Xtra Music Ltd	50.0%
The Netherlands:
UPC Programming B.V. ("UPCtv")	100.0%
Poland:
Wizja TV B.V	100.0%
Other:
SBS Broadcasting SA ("SBS")	21.2%
Priority Telecom:
Priority Telecom N.V. ("Priority Telecom")	79.1	%(4)
Investments:
Malta:
Melita Cable TV P.L.C. ("Melita")	50.0%

(1)
UPC owns 92.0% of Médiaréseaux S.A. through its 100.0% owned subsidiary UPC France.

(2)
UPC has effective ownership of 51.0% of EWT/TSS Group through its 51.0% owned subsidiary, UPC Germany. Pursuant to the agreement to acquire EWT/TSS Group, UPC is required to fulfill a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. If UPC fails to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49% owner in UPC Germany may call for 22% of the ownership interest in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received notice of the holders' notice of exercise. Upon settlement of the exercise, the Company's interest in UPC Germany will be reduced to 29% and the Company would no longer consolidate UPC Germany. In addition, the Company believes the delivery of the shares also extinguishes the contribution obligation.

(3)
chello broadband is in the process of issuing to UGC Holdings 5,674,586 ordinary shares of class B in consideration for the transfer of rights from UGC Holdings to chello broadband necessary to eliminate UGC Holdings territorial restrictions on chello broadband's business. Subsequent to the issuance of the ordinary shares of class B to UGC Holdings, UPC will own approximately 86.7% of chello broadband. Including the issued shares owned by the chello Foundation, UPC will own approximately 76.9% on a fully diluted basis.

(4)
UPC owns approximately 64.8% of Priority Telecom's issued and outstanding ordinary shares. UPC also owns 100% of the class A shares and of the convertible shares.

2. Risks and Going Concern Uncertainties

        The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephony and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, the Company reviewed their current and long-range plan for all segments of their business and the Company hired a strategic consultant to assist the Company in the process. The Company worked extensively with this consultant to revise the Company's strategic and operating plans. The Company has revised their strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

        Viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on UPC's senior notes and senior discount notes, as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on their outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that failing to make interest payments constitutes, an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments on the first three series of notes upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes and to foreclose on the collateral securing the loan. As of May 15, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes. In addition, on May 1, 2002, UPC failed to make required interest payments in the aggregate amount of EUR 38.9 million on their outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009.

        On February 1, 2002, UPC signed a Memorandum of Understanding with United and UGC Holdings (the "Memorandum of Understanding"). The Memorandum of Understanding is a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of the Company's senior notes and senior discount notes to attempt to reach agreement on a means to restructure the Company's indebtedness at the holding company level.

        UPC's failure to make the February 1, 2002 interest payment on UPC's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, and the resulting Events of Default under the indentures relating to the Company's senior notes and senior discount notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., UPC's indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the 1.0 billion 6% Guaranteed Discount Notes due 2007 issued under the loan agreement among Belmarken Holding B.V. ("Belmarken"), UPC, UPC Internet Holding B.V. and Liberty Belmarken, Inc. as the original lender ("the Exchangable Loan").

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over operating companies within this group. The EWT Facility is secured by share pledges of EWT to RBS. The occurrence of the cross events of default under those facilities give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V. The Exchangeable Loan continued to be held by United as of May 15, 2002.

        On March 4, 2002, UPC received waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of the Company's failure to make the interest payment due on February 1, 2002 on the Company's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and within the applicable cure periods, or any resulting cross defaults.

        Each of these waivers will remain effective until the earlier of

  •
  June 3, 2002,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver or,

  •
  in the case of the waiver for the Exchangeable Loan, only the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC's ordinary shares in accordance with the terms of the Memorandum of Understanding, or five business days after United has given notice to the Company that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a EUR 100 million drawdown limitation under that facility, during the period in which the waiver is in place.

        As of May 15, 2002, UPC had not made the interest payment on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 and the 11 1/4% Senior Notes due 2009 and none of the defaults described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

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

        During the month of March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of the Company's senior notes and senior discount notes, and a steering committee representing the holders of the Company's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the noteholders' steering committee and its advisors completed the due diligence about UPC and the Company's current financial condition. UPC has not reached any decisions with either United or the noteholders' steering committee regarding the terms or timing of a debt restructuring. UPC expects that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the value of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan. Since UPC is in discussions with United and the noteholders' steering committee, UPC cannot predict the terms or the timing of the Company's restructuring. In addition, UPC cannot assure you that the Company will be able to reach agreement with either United or the noteholders on mutually satisfactory terms for the debt restructuring.

        If UPC is unable to reach agreement on the terms of the debt restructuring or is otherwise unable to successfully complete an agreed upon restructuring plan for the Company's debt, UPC may seek relief under (i) a debt moratorium, leading to a suspension of payments or, (ii) bankruptcy proceeding under applicable laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to the Company, holders of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in the Company's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial conditions and results of operations or the Company's liquidation.

        In a separate transaction on February 1, 2002, UPC amended two swap agreements with a bank effective as of January 31, 2002. The swap agreements were entered into in connection with the issuance of some of the Company's senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provides that the bank's obligations to the Company under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to the Company, the bank will deliver to the Company approximately EUR 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank. On delivery of the senior notes and senior discount notes, UPC's indebtedness will be reduced by approximately EUR 400 million and UPC will recognize a gain.

        UPC has experienced net losses since formation. As of December 31, 2001, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. In addition, as a result of the events of default described above, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) UPC's ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) UPC's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's independent accountant, Arthur Andersen, on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a net capital deficiency that raises doubt about the Company's ability to continue as a going concern.

3. Basis of Presentation

Basis of Presentation

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Certain prior period amounts have been reclassified to conform with current period presentation.

3. Basis of Presentation (Continued)

New Accounting Principles

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives.

        The following table presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142:

	Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Net loss as reported	(491,506)	(593,434)
Add Back:
Goodwill amortization	-	97,062
Amortization of excess basis on equity investments	-	10,001

Adjusted net loss	(491,506)	(486,371)

Net loss per ordinary share:
Basic and diluted net loss per oridnary share as reported	(1.19)	(1.41)
Add back:
Goodwill amortization	-	0.22
Amortization of excess basis on equity investments	-	0.02

Adjusted basic and diluted net loss per ordinary share	(1.19)	(1.17)

        The Company is still in the process of comparing the fair value of its reporting units with their respective carrying amounts, including goodwill. This process will enable the Company to identify any potential goodwill impairment from the adoption of SFAS 142. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of March 31, 2002, net goodwill of approximately 2.9 billion is included in the accompanying consolidated balance sheets.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. UPC has not adopted SFAS 145 and is currently evaluating the impact of SFAS 145 on the Company's consolidated financial statements. The Company does not believe that the adoption of SFAS 145 will have a material impact on the Company's net loss, financial position or cash flows.

4. Impairment and Restructuring Charges

        During 2001, the Company implemented a restructuring plan to both lower operating expenses and strengthen its competitive and financial position, by eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and cancellation of certain programming contracts. The Company also incurred certain restructuring charges during the three months ended March 31, 2002 related to employee severance and termination costs.

        The following table summarizes these costs by type and related segment of the business.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination	Assets Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands of Euros)
Impairment and restructuring liability, December 31, 2001	37,556	11,140	102,052	16,228	166,976

Priority Telecom	3,800	-	-	-	3,800
UPC Media	143	-	-	-	143

Total impairment and restructuring charges 2002	3,943	-	-	-	3,943

Cash paid during 2002	(10,733)	(6,755)	(5,099)	(3,593)	(26,180)
Non-cash release of restructuring liability	-	-	(10,197)	(4,621)	(14,818)

Impairment and restructuring liability, March 31, 2002	30,766	4,385	86,756	8,014	129,921

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

        Office closures.    In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease- termination costs and other related costs.

        Programming and Lease Contract Termination Costs.    These costs relate to costs associated with the restructuring, cancellation or recognition of costs associated with excess capacity of certain contracts.

        The following table summarizes the number of employees to be terminated during 2002 in accordance with the restructuring by both division and function and the number of employees still to be terminated as of March 31, 2002:

	Total Number of Employees 2002	Remaining Number of Employees, as of March 31, 2002
Division:
UPC Distribution	873	604
Priority Telecom	23	5
UPC Media	86	21
Corporate	4	3

Total	986	633

Function:
Programming	1	-
Network Operations	498	408
Customer Operations	112	37
Customer Care	92	51
Billing and Collection	4	3
Customer Acquisition and Marketing	164	78
Administration	115	56

Total	986	633

5. Investments in and Advances to Affiliated Companies

Equity Method Investments

	As of March 31, 2002
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	-	-
Melita	12,748	-	(3,585)	594	-	9,757
Xtra Music	14,039	-	(7,571)	652	-	7,120
IPS	10,065	(10,773)	17,449	9,487	-	26,228
SBS	261,999	-	(88,623)	25,654	(114,618)	84,412
PrimaCom	345,096	-	(81,608)	-	(261,305)	2,183
TKP	30,000	-	(17,596)	-	-	12,404
Other, net	60,937	(707)	(35,378)	(12)	-	24,840

Total	849,162	(16,980)	(337,906)	48,591	(375,923)	166,944

	As of December 31, 2001
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	-	-
Melita	12,881	-	(3,608)	1,138	-	10,411
Xtra Music	14,039	-	(7,450)	499	-	7,088
IPS	10,065	(2,742)	10,888	7,099	-	25,310
SBS	261,999	-	(81,332)	34,416	(114,618)	100,465
PrimaCom	345,096	-	(75,049)	-	(261,305)	8,742
TKP	30,000	-	(3,357)	-	-	26,643
Other, net	51,413	(707)	(35,701)	(16)	-	14,989

Total	839,771	(8,949)	(316,603)	55,352	(375,923)	193,648

Marketable Equity Securities of United, at Fair Value

        UPC Holds 5,569,240 Class A common shares of United as of March 31, 2002. The fair value of these shares was approximately 34.5 million as of March 31, 2002, including a cumulative unrealized gain of approximately 7.9 million.

6. Property, Plant and Equipment

	As of March 31, 2002	As of December 31, 2001
	(In thousands of Euros)
Cable distribution networks	3,501,554	3,513,362
Subscriber premises equipment and converters	821,554	793,809
DTH, MMDS and distribution facilities	81,544	117,692
IT systems, office equipment and fixtures	280,775	289,376
Buildings and leasehold improvements	172,601	168,186
Other	105,442	73,893

	4,963,470	4,956,318
Accumulated depreciation	(1,268,199)	(1,201,988)

Property, plant and equipment, net	3,695,271	3,754,330

7. Goodwill and Other Intangible Assets

	As of March 31, 2002	As of December 31, 2001
	(In thousands of Euros)
Goodwill	3,487,539	3,450,665
Other intangible assets	129,822	137,364

	3,617,361	3,588,029
Accumulated amortization goodwill	(540,606)	(543,891)
Accumulated amortization other intangible assets	(40,929)	(40,635)

Goodwill and other intangible assets, net	3,035,826	3,003,503

8. Long-Term Debt

	March 31, 2002	December 31, 2001
	(In thousands of Euros)
July 1999 Notes	1,851,449	1,796,252
October 1999 Notes	1,246,226	1,207,569
January 2000 Notes	2,011,345	1,942,684
UPC Distribution Bank Facility	3,173,326	3,163,834
Exchangeable Loan	1,032,307	992,816
@Entertainment Notes	405,451	384,144
DIC Loan	53,931	53,762
Other	98,523	117,027

	9,872,558	9,658,088
Less current portion	(9,381,046)	(9,188,098)

Total	491,512	469,990

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss. As discussed in Note 2 "Risks and Going Concern Uncertainties", as of March 3, 2002, the Company is in default under its senior notes and senior discount notes, the UPC Distribution Bank Facility, the Exchangeable Loan and the EWT Facility. Accordingly, these borrowings have been reclassified to current portion of long-term debt.

Exchangeable Loan

        The Exchangeable Loan was transferred to United on January 30, 2002, as a part of a transaction between Liberty Media Corporation ("Liberty"), the original holder of the Exchangeable Loan, and United. United may exchange the notes for UPC's ordinary shares at USD 6.85 per share under certain circumstances before or after May 29, 2002.

UPC Distribution Bank Facility

        As indicated in Note 2, the Company is in default under the terms of this facility as a result of the missed interest payments during the first quarter of 2002. The Company has obtained a 90 day waiver of default from the banks syndicate which expires on June 3, 2002. During the period of waiver, the Company is permitted to borrow another 100 million under the facility, subject to certain conditions. As at March 31, 2002, UPC has not made any drawdown under this facility.

Derivative Instruments

        In connection with certain borrowings, the Company has entered into both cross-currency swaps and interest rate swaps providing economic hedges to both currency and interest rate exposure. The following table details the fair value of the derivative instruments outstanding by related borrowing:

Borrowing	Type of Instrument	As of March 31, 2002	As of December 31, 2001
		(In thousands of Euros)
July 1999 Notes	Cross currency/interest rate swap	31,683	101,736
October 1999 Notes	Cross currency/interest rate swap	21,715	55,522
January 2000 Notes	Cross currency/interest rate swap	4,000	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(28,386)	(47,065)

Total derivative assets		29,012	146,934

        Of the above derivative instruments, only the 1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity (deficit).

        The remaining instruments are marked-to-market each period with the corresponding fair value gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statements of operations. For the quarters ended March 31, 2002 and 2001, the Company recorded a loss of 177.8 million and 45.9 million, respectively, in connection with the mark-to-market valuations.

        Certain derivative instruments outlined above include set-off provisions, which provide for early termination upon the occurrence of certain events including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party set off against any matured obligation owed by the non-defaulting party to such defaulting party. If UPC is the defaulting party and the counterparty to the swap holds bonds of UPC, these bonds may be used to settle the obligation of the counterparty to UPC. In such an event of settlement, UPC would recognize a gain upon the delivery of the bonds next quarter. The amount of bonds, which must be delivered, is based on the principal (i.e.) face amount of the bonds held, and not the fair value, which is substantially less.

        The condensed consolidated balance sheets reflect these instruments as derivative assets or liabilities as appropriate.

9. Commitments and Contingencies

Purchase Options

        Under the UPC Germany Shareholders Agreement, the 49% shareholder has an option to put his interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its 10.6 million shares or the equivalent value of cash on such date. If the option is not exercised, upon its expiration, the 49% shareholder has the right to demand that UPC contribute cash and/or other assets (including stock) to UPC Germany equal to approximately 358.8 million, representing the remainder of UPC's contribution obligation to UPC Germany. UPC has effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary UPC Germany. Pursuant to the agreement to acquire EWT/TSS Group, UPC is required to fulfill a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. The 49% owner in UPC Germany may call for 22% of the ownership interest in certain circumstances such as a material default by UPC under its financing agreements, in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received notice of the holders' notice of exercise. Upon settlement of the exercise, UPC's interest in UPC Germany will be reduced to 29% and the Company would no longer consolidate UPC Germany in its results. In addition, the Company believes the delivery of the shares also extinguishes the contribution obligation. For details on revenue, Adjusted EBITDA and total assets of UPC Germany as of March 31, 2002, see footnote 10 "Segment and geographic information" of the notes to the condensed consolidated financial statements.

Litigation and Claims

        The following is a description of certain legal proceedings to which UPC or one of UPC's subsidiaries is a party. In addition, from time to time, UPC may become involved in litigation relating to claims arising out of our operations in the normal course of the Company's business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on UPC's subsidiaries' business, results of operations, financial condition or liquidity.

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

        On April 26, 2002, the Company received notice that certain former shareholders of Cignal Global Communications ("Cignal") have filed law suit against the Company in the District Court in Amsterdam, The Netherlands, claiming USD 200 million on the basis that the Company failed to honour certain option rights which were granted to those shareholders in connection with acquisition of Cignal by Priority Telecom N.V., a subsidiary of the Company. The Company believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom N.V. on September 27, 2001. Accordingly, the Company believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously.

10. Segment and Geographic Information

        The Company is managed internally as three primary divisions, UPC Distribution, UPC Media and Priority Telecom. In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution focuses on providing cable television, DTH, internet and telephony services to residential customers and is comprised of the local operating systems. chello broadband serves as the internet access provider and was, in February 2001, combined with the programming businesses led by UPCtv under one management team as UPC Media. Priority Telecom is focused on providing services to business customers. Corporate, IT and Other relates primarily to centralized activities, which support multiple platforms/services.

        The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation includes revenue growth and net operating earnings before depreciation, amortization, stock-based compensation expense and impairment charges ("Adjusted EBITDA"). Industry analysts generally consider EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner. As the Company increases its bundling of products, the allocation of indirect operating and selling, general and administrative expenses between individual products will become increasingly difficult and may not represent the actual Adjusted EBITDA for individual products.

10. Segment and Geographic Information (Continued)

        A summary of the segment information is as follows:

	Revenues for the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Triple Play(1):
The Netherlands	115,863	94,312
Austria	50,074	42,529
Belgium	6,510	6,107
Czech Republic	8,218	8,588
Norway	18,973	15,830
Hungary	27,966	20,741
France	25,539	20,715
Poland	21,934	20,579
Sweden	13,436	10,854
Germany	12,285	12,356
Other	8,783	7,229

Total Triple Play Distribution	309,581	259,840

DTH	7,212	21,715
Programming	-	22,373
Other	10,040	13,889
Intercompany Eliminations	-	(21,945)

Total Distribution	326,833	295,872

Priority Telecom	32,116	58,910
UPC Media	18,515	16,353
Corporate, IT & Other	123	905
Intercompany Eliminations	(31,275)	(38,592)

Total	346,312	333,448

	Triple Play Revenue for the Three Months Ended March 31, 2002
	Cable Television(2)	Telephone	Internet/ Data	Total
		(In thousands of Euros)
Triple Play:
The Netherlands	65,808	20,977	29,078	115,863
Austria	21,724	12,816	15,534	50,074
Belgium	3,962	-	2,548	6,510
Czech Republic	7,265	210	743	8,218
Norway	13,273	2,454	3,246	18,973
Hungary	19,456	6,666	1,844	27,966
France	16,188	6,831	2,520	25,539
Poland	20,934	-	1,000	21,934
Sweden	9,337	-	4,099	13,436
Germany	12,225	13	47	12,285
Other	8,960	-	(177)	8,783

Total Triple Play Distribution	199,132	49,967	60,482	309,581

	Triple Play Revenue for the Three Months Ended March 31, 2001
	Cable Television(2)	Telephone	Internet/ Data	Total
		(In thousands of Euros)
Triple Play:
The Netherlands	62,990	15,696	15,626	94,312
Austria	20,845	10,618	11,066	42,529
Belgium	3,904	-	2,203	6,107
Czech Republic	8,159	215	214	8,588
Norway	12,351	1,654	1,825	15,830
Hungary	14,463	5,802	476	20,741
France	14,882	4,384	1,449	20,715
Poland	20,356	-	223	20,579
Sweden	8,439	-	2,415	10,854
Germany	12,330	11	15	12,356
Other	7,229	-	-	7,229

Total Triple Play Distribution	185,948	38,380	35,512	259,840

(1)
Triple Play includes cable television, telephone, internet and digital.

(2)
Digital is included in Cable Television.

	Adjusted EBITDA for the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Triple Play (1):
The Netherlands	28,665	9,422
Austria	16,226	11,850
Belgium	2,243	1,079
Czech Republic	3,897	2,358
Norway	4,258	1,985
Hungary	12,037	7,815
France	(2,212)	(6,442)
Poland	3,632	(1,452)
Sweden	4,295	1,052
Germany	6,533	6,041
Other	2,962	2,522

Total Triple Play Distribution	82,536	36,230

DTH	524	(5,525)
Programming	-	(12,175)
Other	4,815	465

Total Distribution	87,875	18,995

Priority Telecom	(4,676)	(21,164)
UPC Media	(5,575)	(35,561)
Corporate, IT & Other	(22,810)	(23,078)

Total	54,814	(60,808)

(1)
Triple Play includes cable television, telephone, internet and digital.

10. Segment and Geographic Information (Continued)

	Third Party Revenue by Geographical Area for the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
The Netherlands	137,518	116,068
Austria	51,426	45,590
Belgium	6,510	6,700
Czech Republic	11,241	10,786
Norway	22,937	18,284
Hungary	31,933	24,125
France	25,765	21,809
Poland	23,309	38,588
Sweden	13,640	10,990
Germany	12,491	14,365
Other	9,542	26,143

	346,312	333,448

	Total Assets
	As of March 31, 2002	As of December 31, 2001
	(In thousands of Euros)
Corporate	1,017,828	1,294,762
UPCMedia	104,286	134,302
Priority Telecom	662,765	769,413
Distribution:
The Netherlands	2,485,549	2,477,579
Austria	463,131	459,347
Belgium	62,281	48,290
Czech Republic	245,451	247,444
Norway	346,057	337,914
Hungary	390,493	393,657
France	840,715	857,037
Poland	714,085	771,155
Sweden	425,176	416,642
Germany	177,949	161,700
Other	123,560	106,222

Total	8,059,326	8,475,464

11. Extraordinary Gain

        The extraordinary gain relates to restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts.

12. Comprehensive Income (Loss)

        The components of total comprehensive income (loss) are as follows:

	For the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Net loss	(491,506)	(593,434)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	3,008	16,283
Change in fair value of derivative assets	8,002	38,038
Change in cumulative translation adjustments	(43,995)	-

Total comprehensive income (loss)	(524,491)	(539,113)

13. Basic Net Loss Attributable to Common Shareholders

	For the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Net loss	(491,506)	(593,434)
Accretion of Series 1 convertible preferred stock	(35,805)	(29,761)

Basic net loss attributable to common shareholders	(527,311)	(623,195)

14. Related Party Transactions

        On January 30, 2002 United, UGC Holding's parent company, acquired approximately USD 1,435 million and EUR 263 million principal amount at maturity of UPC's outstanding senior notes and senior discount notes as well as the EUR 1.0 billion Exchangeable Loan. As of March 31, 2002 these notes and the Exchangeable Loan are classified as EUR 2,683.1 million related party debt and the interest expense on these notes and the Exchangeable Loan are classified as interest expense related party.

15. Subsequent Events

Bankruptcy filing Tevel

        UPC's wholly owned, indirect subsidiary, Cable Network Zuid-oost Brabant Holding B.V. ("Cable Brabant"), holds an indirect 46.6% interest in Tevel Israel Communications Ltd. ("Tevel"), the largest cable operator in Israel. The economic and regulatory situation in Israel together with the current volatility in the region, led UPC to write the value of this minority investment down to zero at December 31, 2001. On April 22, 2002, Tevel filed for court protection from creditors and a trustee was appointed by the Israeli Court to form a plan of reorganization. The trustee has until June 2002 to formulate a plan (or make significant progression towards a plan) that is acceptable to the different classes of creditors.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, and be identified by statements concerning our future plans and strategies, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as our contemplated restructuring. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost, and effectiveness of technological developments, competitive factors, our ability to complete announced transactions and to manage and grow our newer telephone, digital and internet/data services. With respect to our announced restructuring, these factors include our ability to negotiate the terms of this proposed restructuring with our bondholders, banks and other debt holders. These forward-looking statements apply only as of the time of this Quarterly Report on Form 10-Q and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based.

        The report of our independent accountants, Arthur Andersen, on our consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our management's plans in regard to these matters are described in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q-Note 2. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Investors in our company should review carefully the report of Arthur Andersen. There can be no assurance we will be able to continue as a going concern.

        The following discussion and analysis of financial condition and results of operations covers the three month periods ended March 31, 2002 and 2001, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise.

Recent Developments

        On January 2, 2002, our stock was trading below the USD 3.00 minimum bid price on the Nasdaq National Market ("Nasdaq") and has not traded above USD 3.00 to date. On February 14, 2002, we were informed, through a notification from Nasdaq, that we would be delisted on May 15, 2002, if the stock does not trade for 10 consecutive trading days above USD 3.00 during a 90 day period, beginning February 15, 2002. As of May 15, 2002, we do not meet the minimum bid price requirements, consequently our ADRs will, as expected, be delisted from Nasdaq before end of May 2002.

        Our shares will commence trading on the Over the Counter Bulletin Board ("OTC BB") in the United States in due course. We do not expect the delisting to affect the normal course of business for UPC's operating companies. We will be eligible to relist on the Nasdaq if we complete our balance sheet restructuring and are in compliance with Nasdaq rules.

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes, as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments on the first three series of notes upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes. As of May 15, 2002, neither the trustees for those notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes. In addition, on May 1, 2002, we failed to make required interest payments in the aggregate amount of 38.9 million on their outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009.

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

        Our failure to make the February 1, 2002, interest payments on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, and 11 1/2% Senior Notes due 2010, and the resulting Events of Default under the indentures relating to our senior notes and senior discount notes, gave rise to cross events of default under the following credit and loan facilities:

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

  •
  the Exchangeable Loan.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over operating companies within this group. The EWT Facility is secured by share pledges over EWT to RBS. The occurrence of the cross events of default under those facilities give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans. The Enchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V. The Exchangeable Loan continued to be held by United as of May 15, 2002.

        On March 4, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we received waivers from the lenders under the UPC Distribution

Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of our failure to make the interest payment due on February 1, 2002, on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, within the applicable cure periods, or any resulting cross defaults.

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

        As of May 15, 2002, we had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007, 11 1/4% Senior Notes due 2009, as more fully described in the Form 8-K's, which we filed with the Securities and Exchange Commission on February 1, 2002 and May 1, 2002, and none of the defaults described above have had a material adverse effect on the operations of our subsidiaries or their or our relationships with customers, suppliers and employees.

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

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and a steering committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the noteholders' steering committee and its advisors completed the due diligence about us and our current financial condition. We have not reached any decisions with either United or the noteholders' steering committee regarding the terms or timing of a debt restructuring. We expect that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of our existing shareholders, a loss of some or all of the value of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan. Since we are in discussions with United and the noteholders' steering committee, we cannot predict the terms or the timing of our restructuring. In addition, we cannot assure you that we will be able to reach agreement with either United or the noteholders on mutually satisfactory terms for the debt restructuring.

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

        We have experienced net losses since formation. As of March 31, 2002, there was substantial uncertainty whether our sources of capital, working capital and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. In addition, as a result of the events of default described above, our senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. Our ability to continue as a going concern is dependent on (i) our ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of our independent public accountant, Arthur Andersen, on our consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that we have suffered recurring losses from operations and have a net capital deficiency that raises doubt about our ability to continue as a going concern.

Description of Businesses

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

        During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. Our strategic vision has changed our focus from an aggressive digital roll-out to increasing the volume of our sales of products and services that have better gross margins and are profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

  Revenue

        The following table presents an overview of our revenues by segment for the three months ended March 31, 2002 and 2001.

	Revenue for the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Triple Play Distribution(1)	309,581	259,840
DTH	7,212	21,715
Programming	-	22,373
Other	10,040	13,889
Intercompany Eliminations	-	(21,945)

Total Distribution	326,833	295,872

Priority Telecom	32,116	58,910
UPC Media	18,515	16,353
Corporate, IT & Other	123	905
Intercompany Eliminations	(31,275)	(38,592)

Total	346,312	333,448

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers.

        Revenue increased 12.9 million, or 3.9%, from 333.4 million for three months ended March 31, 2001 to 346.3 million for the three months ended March 31, 2002. Of this increase, 31.0 million is from UPC Distribution, 2.2 million is from UPC Media, and 7.3 million from the decrease in intercompany eliminations. The improvement was partially off-set by the 26.8 million decrease in the revenue of Priority Telecom and the 0.8 million decrease in the revenue of Corporate, IT and Other.

        UPC Distribution.    For the three months ended March 31, 2002, revenue from UPC Distribution increased 31.0 million to 326.8 million, from 295.9 million for the three months ended March 31, 2001, a 10.5% increase. Increases of 49.7 million from Triple Play and 21.9 million from the decrease in intercompany eliminations were partially offset by a 14.5 million decrease in DTH, 22.4 million in Programming and 3.8 million in Other.

        Of the 49.7 million increase in Triple Play revenue, 13.2 million is from cable television and digital, 11.6 million from telephone, and 25.0 million from internet. The increase of Triple Play revenue is a combination of an increase in RGUs through organic growth, as well as an increase in average revenue per subscriber ("ARPU"). At March 31, 2002, Triple Play RGUs were 8,435,700, which represents an increase of 359,000 from March 31, 2001 when RGUs were 8,076,700 proforma for the disposal of Uniport and the Polish DTH business.

        The 14.5 million decrease in DTH revenue is attributable to the fact that our Polish DTH business, which generated revenue of 17.6 million for the three months ended March 31, 2001, was as of December 7, 2001 contributed to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a newly formed, non consolidated, joint venture with Canal+, in which we have a 25% investment.

        UPC Distribution no longer has any programming revenue due to the closure of the sports channels in the central European region.

        Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom. UPC Distribution has entered into agreements with Priority Telecom for the provision by UPC Distribution of network, maintenance and operations services. This intercompany revenue is eliminated in our consolidated results.

        Priority Telecom.    Priority Telecom revenue decreased 26.8 million from 58.9 million for the three months ended March 31, 2001 to 32.1 million for the three months ended March 31, 2002. The decrease in revenue is primarily attributable to the unwind of the international wholesale voice and data business.

        UPC Media.    UPC Media revenue increased 2.2 million from 16.4 million for the three months ended March 31, 2001 to 18.5 million for the three months ended March 31, 2002. Of the UPC Media increase, chello broadband revenue increased 0.6 million from 13.2 million for the three months ended March 31, 2001 to 13.8 million for the three months ended March 31, 2002. chello broadband increased revenue through stable subscriber growth, and improved average revenue per subscriber, this was however offset by the new franchise fee in place from January 1, 2002, by which UPC Distribution pays chello broadband 20% of its internet access revenues, compared to 40% in 2001. UPCtv revenue increased 1.5 million from 3.1 million for the three months ended March 31, 2001 to 4.7 million for the three months ended March 31, 2002. The growth in UPC Distribution's cable television and digital subscribers, on which UPCtv is dependent, positively impacted UPCtv's revenue.

        Corporate, IT and Other.    Corporate, IT, and Other revenue decreased 0.8 million from 0.9 million for the three months ended March 31, 2001 to 0.1 million for the three months ended March 31, 2002. The decrease in revenue is primarily attributable to the decrease in management fees. We no longer receive management fees from Tevel, which filed for bankruptcy protection in March 2002.

        Intercompany eliminations.    Intercompany eliminations decreased by 7.3 million from 38.6 million for the three months ended March 31, 2001 to 31.3 million for the three months ended March 31, 2002. The intercompany elimination of 31.3 million for the three months ended March 31, 2002, relates to inter-divisional revenue that is received by Priority Telecom, UPC Media, and UPC Distribution. Priority Telecom received 6.2 million of switch and other revenue from UPC Distribution for Priority Telecom's services relating to UPC Distribution's residential customers. UPC Media received 13.9 million from UPC Distribution of which 12.2 million and 1.7 million relates to chello broadband and UPCtv, respectively. chello broadband provides affiliated local operators with chello broadband portals and content, interactive services and two-way voice and video. UPCtv provides programming services to UPC Distribution. UPC Distribution received 11.3 million in revenue from Priority Telecom, primarily relating to revenue recognized for the provision of network related services.

  Adjusted EBITDA

        The following table presents an overview of our Adjusted EBITDA by segment for the three months ended March 31, 2002 and 2001.

	Adjusted EBITDA(1) for the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Triple Play Distribution(2)	82,536	36,230
DTH	524	(5,525)
Programming	-	(12,175)
Other	4,815	465

Total Distribution	87,875	18,995

Priority Telecom	(4,676)	(21,164)
UPC Media	(5,575)	(35,561)
Corporate, IT & Other	(22,810)	(23,078)

Total	54,814	(60,808)

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

(2)
Triple Play includes cable television, telephone, internet and digital.

        For the three months ended March 31, 2002, Adjusted EBITDA improved by 115.6 million, or 190.1%, from negative 60.8 million for the three months ended March 31, 2001 to positive 54.8 million for the three months ended March 31, 2002. Of this improvement, 68.9 million is from UPC Distribution, 16.5 million is from Priority Telecom, 30.0 million is from UPC Media and 0.3 million is from Corporate, IT and Other.

        UPC Distribution.    UPC Distribution Adjusted EBITDA increased by 68.9 million, from 19.0 million for the three months ended March 31, 2001 to 87.9 million for the three months ended March 31, 2002. Of the increase, 46.3 million is from Triple Play, 6.0 million is from DTH, 12.2 million is from Programming and 4.4 million is from Other. These increases are the result of a number of factors including: increase operational efficiencies achieved by cost control, improvements in processes and systems and organizational rationalization; improved gross margins brought about by continued negotiations with major vendors; and the improvements in gross profit brought about by successfully driving higher service penetration in existing customer base and continuing to achieve increased ARPU.

        Priority Telecom.    For the three months ended March 31, 2002, Adjusted EBITDA from Priority Telecom increased 16.5 million to a negative 4.7 million, from a negative 21.2 million for the three months ended March 31, 2002. The 16.5 million improvement in Adjusted EBITDA relates primarily to cost savings through the unwind of international wholesale voice and data business.

        UPC Media.    UPC Media Adjusted EBITDA improved 30.0 million from negative 35.6 million for the three months ended March 31, 2001 to negative 5.6 million for the three months ended March 31, 2002. Of the 30.0 million increase 21.0 million is from chello broadband, and 9.0 million from UPCtv. chello broadband's Adjusted EBITDA improved 21.0 million, from negative 20.1 million for the three months ended March 31, 2001 to positive 0.8 million for the three months ended March 31, 2002. Improved Adjusted EBITDA is primarily attributable to the material drop in direct costs as a result of the carve out of the internet access business (including the AORTA backbone) to UPC Distribution. UPC Distribution now owns the internet access business (including the AORTA backbone) and therefore incurs the corresponding costs. In addition, chello broadband operational expenses have decreased through cost control and operational efficiencies. Adjusted EBITDA from UPCtv improved 9.0 million to negative 6.4 million from negative 15.4 million for the three months ended March 31, 2002. UPCtv provides programming to UPC Distribution operating companies as well as to non-UPC service customers. The improvement in Adjusted EBITDA reflects increased revenue, a rationalised cost base and cost savings through closure of channels.

        Corporate, IT and Other.    For the year three months ended March 31, 2002, Adjusted EBITDA from Corporate, IT and Other improved 0.3 million to negative 22.8 million, from 23.1 million for the three months ended March 31, 2001. Adjusted EBITDA for Corporate, IT and Other includes costs for our corporate functions, development costs relating of our digital set-top computer, the research of new technologies and development of our integrated pan-European IT platform.

        The Company's consolidated Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Operating loss	(128,551)	(307,049)
Depreciation and amortization	172,632	245,179
Stock-based compensation	6,790	1,062
Impairment and restructuring charges	3,943	-

Consolidated Adjusted EBITDA	54,814	(60,808)

Operating Expenses

        Operating expenses include direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, technology, programming, content and franchise fees.

        Our consolidated operating expenses decreased 67.3 million from 255.3 million for the three months ended March 31, 2001 to 188.0 million for the three months ended March 31, 2002. The decrease consisted of a 52.1 million decrease in direct costs and 15.2 million decrease in operating expenses. Of the 52.1 million decrease in direct costs, 20.2 million is attributable to business telephony, 25.2 million to programming and 8.9 million to internet. These decreases were partially offset by 2.1 million increase in television and other direct costs. Business telephony costs decreased 20.2 million from 38.1 million for the three months ended March 31, 2001 to 18.0 million for the three months ended March 31, 2002. This decrease is primarily attributable to the closure of the international wholesale voice and data business. Programming costs decreased 25.2 million from 29.1 million for the three months ended March 31, 2001 to 3.9 million for the three months ended March 31, 2002. This decrease is primarily attributable to the deconsolidation of Poland DTH and the closure of the sport channels in the central European region. The 8.9 million decrease in internet direct costs reflects a reallocation from direct costs to operating expenses, which is a result of the transfer of the internet access business from chello broadband to UPC Distribution. The 15.2 million decrease in operating expenses is primarily attributable to decrease in network and customer operations, programming and content costs, and is the result of numerous initiatives targeted to improve operational efficiencies.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs relating to human resources, IT, general services, management, finance, and customer acquisition costs. Selling, general and administrative expenses include stock-based compensation.

        Our consolidated selling, general and administrative expenses, decreased 29.7 million from 140.0 million for the three months ended March 31, 2001 to 110.3 million for the three months ended March 31, 2002. Tight cost controls resulted in 35.7 million decrease in departmental costs. This was partially offset by a 6.1 million increase in stock based compensation expense.

Depreciation and Amortization

        During the three months ended March 31, 2002, our depreciation and amortization expense decreased 72.5 million to 172.6 million, from 245.2 million for the three months ended March 31, 2001, a 29.6% decrease. This is mainly due to the fact that, in accordance with the adoption of SFAS 141, we ceased amortizing goodwill.

Interest Expense

        During the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, interest expense increased 12.0 million to 230.2 million, from 218.2 million, a 5.5% increase. The increase in 2002 relates to accretion on our discount notes and the Exchangeable Loan, which are not currently cash pay. Of the interest expense for the three months ended March 31, 2002, 58.4 million is classified as Interest Expense Related Party due to United's acquisition of a portion of our senior notes and senior discount notes and the Exchangeable Loan in the first quarter of 2002.

	For the Three Months Ended March 31,
	2002	2001
	(In thousands of Euros)
Cash Current Pay:
Bank	(62,614)	(74,518)
Senior Notes	(72,247)	(72,150)

	(134,861)	(146,668)

Non-Cash Accretion:
Discount Notes	(75,095)	(62,901)
Exchangeable Loan	(15,323)	-
New DIC Loan	-	(169)
Deferred Financing	(4,926)	(8,481)

	(95,344)	(71,551)

Total Interest Expense	(230,205)	(218,219)

        In the first quarter of 2002, we commenced discussions with holders of our senior notes and senior discount notes, as well as with United, our parent, as holder of the Exchangeable Loan and such notes, aimed at reaching an agreement on restructuring of such indebtedness, including the reduction or elimination of such indebtedness. If a satisfactory restructuring is agreed upon, it could result in a substantial reduction in our cash and non-cash interest expenses in 2002 and thereafter. However, the discussions are in an early phase and no assurance can be given whether or when a restructuring could occur or the terms of a restructuring. If we are unable to restructure our indebtedness, it is likely that our cash and non-cash interest expense will increase in 2002 and thereafter as a result of accretion in value of our senior discount notes and the interest on potential additional draw downs on the UPC Distribution Bank Facility.

Foreign Exchange Gain (Loss) and Other Income (Expense)

        The net loss from foreign exchange gain (loss) and other income (expense) increased 150.8 million from a loss of 92.1 million for the three months ended March 31, 2001 to a loss of 242.9 million for the three months ended March 31, 2002, due primarily to a significant decrease in the fair value of our cross currency and interest rate derivative contracts from period to period. For the quarter ended March 31, 2002, we recorded a loss of 177.8 million in connection with the mark-to-market valuations.

Extraordinary Gain

        This gain relates to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts.

Share in Results of Affiliated Companies, Net

        For the three months ended March 31, 2002, our share in net losses of affiliated companies decreased 24.8 million to 21.3 million, from 46.1 million for the three months ended March 31, 2001, a 54% decrease. The decrease for the three months ended March 31, 2002, relates to lower losses from our investments in SBS, PrimaCom. In addition, we do not record any losses on Tevel as we have completely written off their assets.

Cumulative effect of Accounting Change

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

New Accounting Principles

        We adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with

APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives. We are still in the process of comparing the fair value of our reporting units with their respective carrying amounts, including goodwill. This process will enable us to identify any potential goodwill impairment from the adoption of SFAS 142. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of March 31, 2002, net goodwill of approximately 2.9 billion is included in the accompanying condensed consolidated balance sheets.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for our 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement 4, early application is encouraged. We have not adopted SFAS 145 and are currently evaluating the impact of SFAS 145 on our consolidated financial statements. We do not believe that the adoption of SFAS 145 will have a material impact on our net loss, financial position or cash flows.

Statements of Cash Flows

        We had cash and cash equivalents of 641.2 million as of March 31, 2002, a decrease of 213.8 million from 885.0 million as of December 31, 2001.

Cash Flows from Operating Activities

        During the three months ended March 31, 2002, net cash flow used in operating activities was 61.5 million compared to a use of 393.8 million for the comparable period in 2001. This decrease of cash used for operating activities was mainly related to a decrease in cash used to reduce current liabilities, a decrease of cash used in operating expense, and a decrease of cash used in selling, general and administrative expense resulting in an improvement of Adjusted EBITDA. The 30.3 million of restricted cash that was released related mainly to the fact that the Canal + transaction stipulated that 30.0 million of the proceeds had to be used to fund TKP. This 30.0 million funding obligation was classified as restricted cash as at December 31, 2001 and was paid to TKP in February 2002.

Cash Flows from Investing Activities

        We used 118.0 million of net cash flow in investing activities during the three months ended March 31, 2002, compared to 241.1 million for the three months ended March 31, 2001. This decrease of 123.1 million was primarily related to a decrease in capital expenditure.

        During the three months period ended March 31, 2002, we acquired the remaining 30% of AST Romania we did not previously own for a consideration of 24.1 million. Capital expenditure equaled 102.0 million.

        During the three months period ended March 31, 2001, we acquired Alkmaar for 22.9 million, net of cash acquired. Capital expenditure represented 212.3 million.

Cash Flows from Financing Activities

        We had 31.2 million of cash outflows from financing activities during the three months ended March 31, 2002, compared to 173.8 million of cash inflows for three months ended March 31, 2001. The decrease of 205.0 million related to the fact that we did not have substantial proceeds from long- and short-term borrowings, whereas we had 200.0 million cash inflows from the Distribution Bank Facility in the first three months of 2001. In addition, the interest payment due on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010 of 113.0 million on February 1, 2002 was not paid.

        In 2002 we paid down 31.8 million on various long-term and short-term debt facilities, and we had 0.7 million of proceeds from long-term and short-term borrowings.

        In 2001 we paid down of 26.2 on various long-term and short-term debt facilities and there was a drawdown of 200.0 million from the UPC Distribution Bank Facility.

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

  •
  operating cash flow.

        In general, we have been primarily dependent on the capital markets in the past to fund acquisitions, developing systems and products and corporate overhead, using the cash contributed by United Europe, Inc. upon formation and debt and equity raised at the UPC Corporate level for such purposes. However, going forward we may not be able to access the capital markets as a source of capital. Our current plans do not anticipate such access, although we might access such markets if we were able.

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

        In 2002 and thereafter, we anticipate that the sources of capital possibly available to us to include working capital and operating cash flows, proceeds from the disposal of non-core investments, and further internal reorganization and alignment of businesses, draw downs under the UPC Distribution Bank Facility and vendor financing. We do not anticipate access to the capital markets as a source of funding unless we are able to restructure our existing indebtedness. If we are able to complete our planned debt restructuring satisfactorily and are able to implement a rationalization of our non-core investments and improve our operating performance, we believe that our existing cash balance, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility, will be sufficient to fund operations for the foreseeable future. However, during the period in which the waivers are in place in relation to the cross events of default under our UPC Distribution Bank Facility we have a draw down limitation of 100 million under this facility. Should the planned debt restructuring, further internal reorganization and alignment of businesses and the investment rationalization program be unsuccessful, or should operating results fall behind our current business plan, there is uncertainty whether we will have sufficient funds to meet our expenditure or debt commitments and as such not be able to continue as a going concern.

Liquidity Requirements

        As a result of our failure to pay interest when due on certain of our senior notes, the maturity of those notes, our senior discount notes, the Exchangeable Loan, the UPC Distribution Facility and the EWT Facility may be accelerated at any time, subject, in the case of the Exchangeable Loan, the UPC Distribution Facility and the EWT Facility to conditional waivers granted by the holders of such indebtedness. Consequently, all such indebtedness has been classified as current portion of long-term debt.

        The table below shows the maturity dates of our future obligations, based on the classification of our defaulted indebtedness as current portion of long-term debt.

	Payments due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(In thousands of Euros)
Contractual Obligations
Short term debt	82,282	-	-	-	82,282
Long term debt	9,381,046	59,388	11,129	420,995	9,872,558
Operating Leases	47,497	58,995	42,802	50,323	199,617
Unconditional Purchase Obligations	12,609	30,949	-	-	43,558
Other Long term Obligations	26,997	62,076	42,248	126,230	257,550

Total Contractual Cash	9,550,431	211,408	96,180	597,547	10,455,565

        Even if the indebtedness described above were not defaulted and were classified as short- or long-term indebtedness in accordance with the contractual terms of the indebtedness, we would have substantial liquidity requirements in 2002 and thereafter. For example, cash payable in 2002 under the existing contractual terms of our senior notes, senior discount notes, the Exchangeable Loan, UPC Distribution Bank Facility and other short- and long-term debt amounts to approximately 550.0 million. In addition, principal payments scheduled in 2002 under the existing contract terms such debt amount to approximately 145.6 million.

        Our non-restricted cash and cash equivalents were 641.2 million at March 31, 2002, however our ability to draw on available cash under borrowing facilities may be limited because of existing defaults and because we do not anticipate being able to access the capital markets in the short term, we have therefore commenced discussions aimed at restructuring our outstanding indebtedness, including our senior notes, senior discount notes and the Exchangeable Loan.

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

Amsterdam Exchange—Negative Equity

        As of March 31, 2002 we had negative shareholders' equity. This does not affect the fundamentals of our business and is a function of significant capital investment with correspondingly high depreciation and amortization charges, typical of the telecommunications industry. Upon occurrence of the event, we promptly reported this deficit to the Euronext. As expected, the Euronext stock exchange has put our shares on the so called "penalty bench" until such time as we return to positive shareholders' equity. In addition, on February 14, 2002, Euronext removed our shares from the AEX index after a three-month notice period. This has not, however, resulted in a delisting of our shares, which are still freely tradeable. We believe that the status of our shares on Euronext will not have an impact on our business operations, although we believe it will have a negative effect on our stock price and could adversely affect our ability to raise equity in the future.

        By letter of February 15, 2002, Euronext confirmed that once a company has been referred to the penalty bench it is Euronext's consistent policy not to lift the measure until such time as a financial restructuring of a company has been completed resulting in the shareholders' equity of such a company meeting at least the level required in order to be listed on the Euronext, and other Euronext requirements according to its rules are satisfied. Euronext confirmed that we would need to satisfy the following in order for the penalty bench measure imposed on us to be lifted:

  •
  we will need to receive unconditional commitments for a financial restructuring that will result in having an adequate shareholders equity to safeguard that our shareholders' equity will in the foreseeable future not again turn negative,

  •
  the consequences for the holders of shares now traded on Euronext will need to be known, and

  •
  our equity will need to receive a sufficiently large free float.

        In accordance with article 108A, book 2 of the Dutch Civil Code, we will address the issue of negative equity at our next general shareholders' meeting.

Nasdaq National Market Listing Requirements

        Our ordinary shares are traded in the form of American Depositary Receipts ("ADRs") on the Nasdaq National Market ("Nasdaq") under the symbol "UPCOY." Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. Following our third quarter results announcement on November 14, 2001 and as a result of reporting negative shareholders equity we are currently listed on the Nasdaq National Market under Standard Two. The minimum bid price applicable to us for continued listing under Standard Two is USD 3.00.

        On September 27, 2001, Nasdaq announced a suspension of the minimum bid requirements for continued listing. The suspension of these requirements remained in effect until January 2, 2002, when they were reinstated.

        On January 2, 2002, our stock was trading below the USD 3.00 minimum bid price and has not traded above USD 3.00 to date. On February 14, 2002, we were informed, through a notification from Nasdaq, that we would be delisted on May 15, 2002, if the stock does not trade for 10 consecutive trading days above USD 3.00 during a 90 day period, beginning February 15, 2002. As of May 15, 2002, we do not meet the minimum bid price requirements, consequently our ADRs will, as expected, be delisted from Nasdaq before end of May 2002.

        Our shares will commence trading on the Over the Counter Bulletin Board ("OTC BB") in the United States in due course. We do not expect the delisting to affect the normal course of business for UPC's operating companies. We will be eligible to relist on the Nasdaq if we complete our balance sheet restructuring and are in compliance with Nasdaq rules.

Sources of Capital

        We had approximately 641.2 million of cash and cash equivalents on hand as of March 31, 2002. In addition, we had additional borrowing capacity at the holding company and subsidiary level, although our ability to access such capacity may be restricted or eliminated as a result of defaults arising in the first quarter of 2002, as discussed in Item 2 "Recent Developments". To date, our principal sources of capital have been debt and equity capital raised at the UPC corporate level and debt securities and bank debt issued or borrowed by subsidiaries. We do not expect to access these sources of capital in 2002 and thereafter, unless we are able to restructure our existing indebtedness.

        As per March 31, 2002, the amount outstanding under the UPC Distribution Bank Facility has not increased as compared to amounts outstanding as of December 31, 2001. As of March 31, 2002, 3.2 billion is outstanding under this Facility.

        In May 2001, we completed the placement of the Exchangeable Loan, receiving proceeds of USD 856.8 million (1.0 billion). The holder of the Exchangeable Loan has the right to exchange the loan, which was borrowed by our wholly-owned subsidiary, Belmarken, into our ordinary shares under certain circumstances at USD 6.85 per share. The Exchangeable Loan was transferred to United on January 30, 2002, as a part of a transaction between Liberty, the original holder of the Exchangeable Loan, and United. We may exchange the loan for our ordinary shares at USD 6.85 per share subject to certain conditions.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

        As of March 31, 2002, we had cash and cash equivalents of approximately 641.2 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union) however, the Company does not expect any material losses with respect to its investment portfolio.

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

        For descriptions of our senior notes, senior discount notes and the Exchangeable Loan, the UPC Distribution Bank Facility we refer to our audited consolidated financial statements for the year December 31, 2001 included in our Form 10-K, Note 9 of our audited consolidated financial statements. The interest rates of the notes are included in the interest rate sensitivity tables to which we refer.

        The tables below provide information about UPC and our consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of March 31, 2002, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in

Euro equivalents, which is our reporting currency. The instruments' actual cash flows are denominated in U.S. dollars.

	Amount Outstanding as of March 31, 2002		Expected Repayment(1) as of March 31,
	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros)
Dollar Denominated Facilities
UPC Senior Discount Notes due 2009	634,441	96,888	634,441	-	-	-	-	-
UPC Senior Discount Notes due 2009	392,070	52,052	392,070	-	-	-	-	-
UPC Senior Discount Notes due 2010	786,905	108,895	786,905	-	-	-	-	-
UPC Senior Notes due 2010	683,737	80,339	683,737	-	-	-	-	-
PCI Notes	17,313	2,523	-	17,313	-	-	-	-
@Entertainment 1998 Senior Discount Notes	195,190	48,589	-	-	-	-	-	195,190
@Entertainment 1999 Senior Discount Notes	173,579	38,543	-	-	-	-	-	173,579
@Entertainment 1999 Series C Senior Discount Notes.	19,369	6,190	-	-	-	-	-	19,369
Exchangeable Loan	1,032,307	1,032,307	1,032,307	-	-	-	-	-

(1)
Based on classification of indebtedness in our consolidated financial statements for the three months ended March 31, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables.

        In connection with our offering of senior notes in July 1999, October 1999 and January 2000, as well as the UPC Distribution Bank Facility, we entered into cross-currency and interest rate swap agreements, exchanging U.S. dollar-denominated obligations for Euro denominated obligations.

        On February 1, 2002, we amended certain swap agreements with one of our banks. The swap agreements were entered into in connection with the issuance of certain of our notes. The swap agreements were subject to early termination upon the occurrence of certain events. The amendment provides that the bank's obligations to us under the swap agreements have been substantially fixed and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank will deliver to us approximately 400 million, subject to adjustment in the case of certain circumstances, in aggregate principle amount of our senior notes described above held by that bank.

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

        For descriptions of our senior notes, senior discount notes, the Exchangeable Loan, the UPC Distribution Bank Facility and other debt we refer to our audited consolidated financial statements for the year December 31, 2001 included in our Form 10-K, Note 9.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2002, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency.

	Amount Outstanding as of March 31, 2002		Expected Repayment(1) as of March 31,
	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros)
Variable Rate Facilities
UPC 10.875% Senior Notes due 2009	917,008	112,333	917,008	-	-	-	-	-
EURIBOR + 4.15% and 8.54%, average rate in 2002 of 8.19% and 8.54%
UPC 10.875% Senior Notes due 2007	229,252	26,937	229,252	-	-	-	-	-
EURIBOR + 4.80% and 9.92%, average rate in 2002 of 8.17% and 9.92%
UPC 11.25% Senior Notes due 2009	287,228	33,749	287,228	-	-	-	-	-
EURIBOR + 4.80% and 9.92%, average rate in 2001 of 8.17% and 9.92%
UPC Distribution Bank Facility(1)	3,173,326	3,173,326	3,173,326	-	-	-	-	-
EURIBOR/USD LIBOR + 0.75%-4.00%, average rate in 2002 of 7.15%

(1)
Based on classification of indebtedness in our consolidated financial statements for the three months ended March 31, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables.

	Amount Outstanding as of March 31, 2002		Expected Repayment(1) as of March 31,
	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros)
Fixed Rate Facilities
UPC Senior Notes due 2009	300,000	35,250	300,000	-	-	-	-	-
Average interest rate	10.875%	95.076%
UPC Senior Discount Notes due 2009	634,441	96,888	634,441	-	-	-	-	-
Average interest rate	12.500%	51.537%
UPC Senior Discount Notes due 2009	392,070	52,052	392,070	-	-	-	-	-
Average interest rate	13.375%	54.675%
UPC Senior Discount Notes due 2009	137,241	16,713	137,241	-	-	-	-	-
Average interest rate	13.375%	59.091%
UPC Senior Notes due 2007	100,000	11,250	100,000	-	-	-	-	-
Average interest rate	10.875%	101.387%
UPC Senior Notes due 2009	100,435	11,801	100,435	-	-	-	-	-
Average interest rate	11.250%	98.317%
UPC Senior Discount Notes due 2010	786,905	108,895	786,905	-	-	-	-	-
Average interest rate	13.750%	52.378%
UPC Senior Notes due 2010	341,872	41,879	341,872	-	-	-	-	-
Average interest rate	11.250%	91.939%
UPC Senior Notes due 2010	683,737	80,339	683,737	-	-	-	-	-
Average interest rate	11.250%	90.175%
UPC Senior Notes due 2010	198,831	22,368	198,831	-	-	-	-	-
Average interest rate	11.250%	97.247%
PCI Notes	17,313	2,523	-	17,313	-	-	-	-
Average interest rate	9.875%	37.040%
@Entertainment 1998 Senior Discount Notes	195,190	48,589	-	-	-	-	-	195,190
Average interest rate	14.500%	54.381%
@Entertainment 1999 Senior Discount Notes	173,579	38,543	-	-	-	-	-	173,579
Average interest rate	14.500%	52.166%
@Entertainment 1999 Series C Senior Discount Notes	19,369	6,190	-	-	-	-	-	19,369
Average interest rate	7.000%	26.250%
DIC Loan	53,931	-	53,931	-	-	-	-	-
Average interest rate	10.000%	10.000%
Exchangeable Loan	1,032,307	1,032,307	1,032,307	-	-	-	-	-
Average Interest rate	6.000%	6.000%

(1)
Based on classification of indebtedness in our consolidated financial statements for the three months ended March 31, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables.

Equity Prices

        As of March 31, 2002, we are exposed to equity price fluctuations related to our investments in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

	Number of Shares	Fair Value as of March 31, 2002
	(In thousands of Euros, except share amounts)
United	5,569,240	34,538
PrimaCom AG	4,948,039	8,758
SBS	6,000,000	130,330

        As of March 31, 2002, we are also exposed to equity price fluctuations related to our debt, which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

	Amount Outstanding as of March 31, 2002		Expected Repayment as of March 31,
	Book Value	Fair Value	2002	2003
	(In thousands of Euros)
Convertible Debt
DIC Loan	53,391	-	53,391	-
10% per annum
Exchangeable Loan	1,032,307	1,032,307	1,032,307	-
6.0% per annum

Cross-Currency and Interest Rate Swaps

        Concurrent with the closing of our senior notes offering in July 1999, we entered into a cross-currency swap, swapping the USD 800.0 million, 10 7/8% fixed rate coupon into fixed and variable rate Euro obligations at a rate of 1.06 U.S. dollars per Euro. Of the Euro obligations (50%) have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining 50% have a variable interest rate of EURIBOR + 4.15% through August 1, 2009 (as of March 31, 2002, three months EURIBOR was 3.29%). The cross-currency swap provides the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium on the notes, which we would pay to the holders of the notes if the notes are called on or after August 1, 2004.

        Concurrent with the closing of our senior notes in October 1999, we entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro obligations at a rate of 1.049 U.S. dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80% (as of March 31, 2002 three months EURIBOR was 3.29%). The cross-currency swaps provide the bank with the right to terminate the swaps at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium on the notes, which we would pay to the USD 252.0 million and USD 200.0 million senior note holders if the notes are called on or after November 1, 2004.

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

        On January 31, 2002, we amended certain of the above mentioned swap agreements with a bank. The swap agreements were subject to early termination upon the occurrence of certain events. The amendment provides that the bank's obligations to us under the swap agreements have been substantially fixed at approximately 400 million, and the agreements will be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank is entitled to offset, and will deliver to us, approximately 400 million, subject to adjustment in the case of certain circumstances, in aggregate principal amount of our Senior Notes held by that bank. The fair value of the Senior Notes to be delivered is substantially less than 400 million. Upon offset against, and delivery to UPC of, the Senior Notes and senior discount notes, our indebtedness will be reduced by approximately 400 million and we will recognise an extraordinary gain.

        The following table details the fair value of the derivate instruments outstanding as of March 31, 2002 by related borrowing:

Borrowing	Type of Instrument	As of March 31, 2002	As of December 31, 2001
		(In thousands of Euros)
July 1999 Notes	Cross currency/interest rate swap	31,683	101,736
October 1999 Notes	Cross currency/interest rate swap	21,715	55,522
January 2000 Notes	Cross currency/interest rate swap	4,000	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(28,386)	(47,065)

Total derivative assets		29,012	146,934

        Of the above derivative instruments, only the 1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity (deficit).

        The remaining instruments are marked-to-market each period with the corresponding fair value gain or loss recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statements of operations. For the quarters ended March 31, 2002 and 2001, the Company recorded a loss of 177.8 million and 45.9 million, respectively, in connection with the mark-to-market valuations.

        Certain derivative instruments outlined above include set-off provisions, which provide for early termination upon the occurrence of certain events including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party set off against any matured obligation owed by the non-defaulting party to such defaulting party. If we are the defaulting party and the counterparty to the swap holds bonds of us, these bonds may be used to settle the obligation of the counterparty to us. In such an event of settlement, we would recognize a gain upon the delivery of the bonds next quarter. The amount of bonds, which must be delivered, is based on the principal (i.e.) face amount of the bonds held, and not the fair value, which is substantially less.

        The consolidated balance sheets reflect these instruments as derivative assets or liabilities as appropriate.

PART II—OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities

        Information regarding default on senior securities is contained in Part I, Item 2 "Recent Developments".

Item 5.    Other Information

	As at March 31, 2002
	UPC Paid in Ownership	Homes in Service Area	Homes Passed (1)	Two Way Homes Passed (2)	Basic Subscribers	Basic Penetration (3)	Direct to Home (DTH)	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	479,000	165,500	335,300	70.0%	-	31,300
Sweden	100.0%	770,000	421,600	250,800	266,600	63.2%	-	9,100
Belgium	100.0%	530,000	152,600	152,600	125,500	82.2%	-	-
France(4)	92.0%	2,656,600	1,328,200	633,400	437,900	33.0%	-	9,600
The Netherlands	100.0%	2,646,000	2,516,000	2,215,700	2,332,400	92.7%	-	60,900
Austria	95.0%	1,081,400	923,300	920,100	498,400	54.0%	-	10,100
Germany (EWT/TSS)(5)	51.0%	783,200	700,600	19,200	577,800	82.5%	-	-

Total Western Europe		8,996,200	6,521,300	4,357,300	4,573,900		-	121,000

Poland	100.0%	1,864,600	1,864,600	184,600	1,005,700	53.9%	-	-
Hungary	98.9–100.0%	1,001,100	946,500	464,600	665,800	70.3%	58,200	-
Czech Republic	99.9–100.0%	913,000	681,400	237,300	305,200	44.8%	42,800	-
Romania	51.0–100.0%	659,600	458,400	-	319,700	69.7%	-	-
Slovak Republic	95.0–100.0%	517,800	376,900	17,300	302,400	80.2%	10,600	-

Total Eastern Europe		4,956,100	4,327,800	903,800	2,598,800		111,600	-

Total consolidated		13,952,300	10,849,100	5,261,100	7,172,700		111,600	121,000

Non-consolidated companies:
Germany (PrimaCom)(6)	25.0%	1,964,900	1,964,900	440,900	1,304,500	66.4%	-	11,900
Israel	46.6%	680,000	670,300	425,000	403,000	60.1%	-	180,200
Malta	50.0%	184,900	184,900	82,100	90,500	48.9%	-	-
Poland (TKP)(7)	25.0%	-	-	-	-		660,100	-

Total non-consolidated		2,829,800	2,820,100	948,000	1,798,000		660,100	192,100

Total		16,782,100	13,669,200	6,209,100	8,970,700		771,700	313,100

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

(5)
The occurrence of the events of default described in Item 2 "Recent Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On March 5, 2002, we received notice of the holders' notice of exercise. If such an exercise is consummated, our interest in UPC Germany will be reduced to 29%. The involved parties are in discussion about this exercise notice.

(6)
Statistics of Primacom are as of December 31, 2001.

(7)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

	As at March 31, 2002
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	Lines Residential
Cable Telephone
Consolidated companies:
Norway	100.0%	126,000	20,500	22,500
France	92.0%	633,400	57,300	59,100
The Netherlands	100.0%	1,539,100	174,900	216,600
Austria	95.0%	899,700	142,600	143,900
Germany—(EWT/TSS)	51.0%	1,300	100	100

Total consolidated		3,199,500	395,400	442,200

Non-cable Telephone
Consolidated companies:
Czech Republic(1)	99.9–100.0%	17,700	3,200	3,200
Hungary(1)	98.9–100.0%	84,900	66,100	71,900

Total non-cable Telephone		102,600	69,300	75,100

Total		3,302,100	464,700	517,300

(1)
Hungary (Monor) and Czech Republic offer traditional telephone services.

	As at March 31, 2002
	UPC Paid in Ownership	Homes Serviceable	Residential Subscribers	3rd Party ISP Subscribers (1)
Internet
Consolidated companies:
Norway	100.0%	165,500	25,700	-
Sweden	100.0%	250,800	50,800	-
Belgium	100.0%	152,600	22,600	-
France	92.0%	633,400	21,900	-
The Netherlands	100.0%	2,211,100	252,400	3,800
Austria	95.0%	920,100	152,500	-
Germany (EWT/TSS)	51.0%	19,200	-	1,200

Total Western Europe		4,352,700	525,900	5,000

Poland	100.0%	184,600	9,900	-
Hungary	98.9–100.0%	339,400	13,400	3,600
Czech Republic	99.9–100.0%	238,300	-	7,900

Total Eastern Europe		762,300	23,300	11,500

Total consolidated		5,115,000	549,200	16,500

Non-consolidated companies:
Germany (PrimaCom)	25.0%	440,900	-	34,100
Israel	46.6%	-	-	-
Malta	50.0%	82,100	-	8,000

Total non-consolidated		523,000	-	42,100

Total		5,638,000	549,200	58,600

(1)
Internet subscribers who are not served by chello broadband.

	As at March 31, 2001
	UPC Paid in Ownership	Homes in Service Area	Homes Passed (1)	Two Way Homes Passed (2)	Basic Subscribers	Basic Penetration (3)	Direct to Home (DTH)	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	474,400	143,800	331,600	69.9%	-	-
Sweden	100.0%	770,000	421,600	238,600	255,300	60.6%	-	-
Belgium	100.0%	530,000	152,100	152,100	123,800	81.4%	-	-
France	92.0%	2,653,200	1,240,300	430,900	405,900	32.7%	-	8,800
The Netherlands	100.0%	2,626,500	2,509,500	2,074,400	2,312,900	92.2%	-	24,400
Austria	95.0%	1,168,700	919,700	916,400	488,400	53.1%	-	-
Germany (EWT/TSS)	51.0%	781,800	781,800	9,300	575,500	73.6%	-	-

Total Western Europe		9,059,200	6,499,400	3,965,500	4,493,400		-	33,200

Poland	100.0%	1,950,000	1,855,200	151,800	1,045,400	56.3%	-	-
Hungary	98.9–100.0%	1,001,100	876,800	271,800	636,900	72.6%	35,600	-
Czech Republic	99.9–100.0%	913,000	786,400	179,400	379,100	48.2%	30,400	-
Romania	51.0–100.0%	648,500	450,700	-	287,600	63.8%	-	-
Slovak Republic	95.0–100.0%	517,800	370,800	17,300	318,600	85.9%	11,500	-

Total Eastern Europe		5,030,400	4,339,900	620,300	2,667,600		77,500	-

Total consolidated		14,089,600	10,839,300	4,585,800	7,161,000		77,500	33,200

Non-consolidated companies:
Germany (Primacom)	25.0%	1,924,300	1,924,300	418,000	1,304,900	67.8%	-	6,000
Israel	46.6%	645,300	645,300	400,500	445,000	69.0%	-	-
Malta	50.0%	179,400	179,400	-	83,800	46.7%	-	-

Total non-consolidated		2,749,000	2,749,000	818,500	1,833,700		-	6,000

Disposed Operations
Poland(4)	100.0%	-	-	-	-		388,800	-

Total Disposed Operations		-	-	-	-		388,800	-

Total		16,838,600	13,588,300	5,404,300	8,994,700		466,300	39,200

(1)
Homes passed represent the nunmber of homes, which the constructed network passes.

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

	As at March 31, 2001
	UPC Paid in Ownership	Homes Serviceable	Residential Subscribers	Lines Residential
Cable Telephone
Consolidated companies:
Norway	100.0%	112,600	16,700	18,100
France	92.0%	391,600	47,000	49,600
The Netherlands	100.0%	1,454,300	145,100	177,100
Austria	95.0%	896,200	114,600	115,900
Germany (EWT/TSS)	51.0%	1,300	100	100

Total consolidated		2,856,000	323,500	360,800

Non-cable Telephone
Consolidated companies:
Czech Republic(1)	99.9–100.0%	17,700	3,500	3,500
Hungary(1)	98.9–100%	84,900	69,000	74,100

Total non-cable Telephone		102,600	72,500	77,600

Disposed operations
The Netherlands(2)	80%	-	44,300	-

Total Disposed Operations		-	44,300	-

Total		2,958,600	440,300	438,400

(1)
Hungary (Monor) and Czech Republic offer traditional telephone services.

(2)
UTH owned 80% of Uniport as of March 31, 2001. UTH sold its 100% owned business of Uniport in April 2001.

	As at March 31, 2001
	UPC Paid in Ownership	Homes Serviceable	Residential Subscribers	3rd Party ISP Subscribers(1)	Data Over Satellite
Internet
Consolidated companies:
Norway	100.0%	143,800	18,600	-	-
Sweden	100.0%	238,600	37,600	-	-
Belgium	100.0%	152,100	17,100	-	-
France	92.0%	406,400	16,300	-	-
The Netherlands	100.0%	2,069,000	172,600	25,200	-
Austria	95.0%	916,400	112,200	-	-
Germany (EWT/TSS)	51.0%	7,900	-	100	-

Total Western Europe		3,934,200	374,400	25,300	-

Poland	100.0%	151,800	1,600	-	200
Hungary	98.9–100.0%	197,700	5,100	-	-
Czech Republic	100.0%	114,700	-	2,600	-
Slovak Republic	95.0–100%	100	-	-	-

Total Eastern Europe		464,300	6,700	2,600	200

Total consolidated		4,398,500	381,100	27,900	200

Non-consolidated companies:
Germany (PrimaCom)	25.0%	411,000	-	24,400	-
Israel	46.6%	-	-	-	-
Malta	50.0%	-	-	-	-

Total non-consolidated		411,000	-	24,400	-

Total		4,809,500	381,100	52,300	200

(1)
Internet subscribers who are not served by chello broadband.

Residential Revenue Generating Units

        The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest. Revenue Generating Units ("RGUs") are the sum of basic cable, digital, residential internet, residential telephone and DTH subscribers. For example, if a residential customer in our Austrian system subscribed to our basic cable service, digital video service, telephone service and internet services, the customer would constitute four RGUs.

	As at March 31, 2002	As at March 31, 2001
Total RGUs
Consolidated companies:
Norway	412,800	366,900
Sweden	326,500	292,900
Belgium	148,100	140,900
France	526,700	478,000
The Netherlands	2,824,400	2,680,200
Austria	803,600	715,200
Germany (EWT/TSS)	579,100	575,700

Total Western Europe	5,621,200	5,249,800

Poland	1,015,600	1,047,000
Hungary	807,100	746,600
Czech Republic	359,100	415,600
Romania	319,700	287,600
Slovak Republic	313,000	330,100

Total Eastern Europe	2,814,500	2,826,900

Disposed operations:
The Netherlands(1)	-	44,300
Poland (TKP)(2)	-	388,800

Total disposed operations	-	433,100

Total consolidated	8,435,700	8,509,800

(1)
UTH owned 80% of Uniport as of March 31, 2001. UTH sold its 100% owned business of Uniport in April 2001.

(2)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal+ (TKP) in which we have a 25% investment and is therefore reported as a disposed operation.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits—none

(b)
Reports on Form 8-K filed during the Quarter

Date Filed	Date of Event	Item Reported
February 1, 2002	February 1, 2002	Item 5—Announcement of signing a Memorandum of Understanding with United and UGC Holdings for restructuring our debt.
March 4, 2002	March 4, 2002
Item 5—Announcement of our receipt of waivers from the lenders of under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of default under such facilities.
February 20, 2002	December 7, 2001	Amendment to Report on Form 8-K filed on December 21, 2001 reporting unaudited pro forma financial information regarding the disposition of our Polish and United Kingdom DTH assets.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Board of Management Member and Chief Financial Officer (and Principal Accounting Officer)
Date: May 15, 2002

QuickLinks

UNITED PAN-EUROPE COMMUNICATIONS N.V. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED BALANCE SHEETS (Stated in thousands of Euros, except share and per share amounts)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in thousands of Euros, except share and per share amounts) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (Stated in thousands of Euros, except share and per share amounts) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in thousands of Euros) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Description of Businesses
New Accounting Principles
Statements of Cash Flows
Consolidated Capital Expenditures
Liquidity and Capital Resources
PART II—OTHER INFORMATION
SIGNATURE