Form 10-Q
period 2002-06-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2002-08-14
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-25365

United Pan-Europe Communications N.V.
(Exact name of Registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	98-0191997 (I.R.S. Employer Identification No.)
Boeing Avenue 53, Schiphol Rijk, The Netherlands (Address of principal executive officers)	1119 PE (Zip code)

Registrant's telephone number, including area code: (31) 20-778-9840

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock as of August 14, 2002 was:

443,417,525 ordinary shares A, including
shares represented by American Depository Receipts

TABLE OF CONTENTS

         PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

Item 3—Defaults Upon Senior Securities	54
Item 4—Submission to a Vote of Security Holders	54
Item 5—Other Information	55
Item 6—Exhibits and Reports on Form 8-K	60

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands of Euros, except par value share and number of shares)

Item 1. Financial Statements

	As of June 30, 2002	As of December 31, 2001
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	382,775	855,001
Restricted cash	18,046	36,322
Subscriber receivables, net of allowance for doubtful accounts of 51,294 and 39,990, respectively	124,374	142,460
Costs to be reimbursed by affiliated companies	11,387	11,319
Other receivables	50,783	77,367
Deferred financing costs, net	130,513	147,210
Prepaid expenses and other current assets	75,047	64,494

Total current assets	792,925	1,334,173
Other investments	15,500	32,336
Investments in affiliates	132,775	193,648
Property, plant and equipment, net	3,561,322	3,754,330
Goodwill and other intangible assets, net	2,988,885	3,003,503
Derivative assets	-	146,934
Other assets	4,575	10,540

Total assets	7,495,982	8,475,464

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current liabilities
Accounts payable, including related party payables of 5,014 and 5,065, respectively	170,920	362,460
Accrued liabilities, including related party accrued interest of 71,018 and 18,080, respectively	605,962	713,449
Subscriber prepayments and deposits	133,970	99,554
Derivative liabilities	72,692	-
Short-term debt	90,862	86,843
Current portion of long-term debt, including related party debt of 2,429,558 and 2,590,245, respectively	8,371,928	9,188,098

Total current liabilities	9,446,334	10,450,404
Long-term debt	444,367	469,990
Other long-term liabilities	199,427	243,962

Total liabilities	10,090,128	11,164,356

Commitments and contingencies (Note 9)
Minority interests in subsidiaries	148,365	152,096
Convertible preferred stock	1,574,253	1,505,435
Shareholders' deficit
Priority stock, 1.0 par value, 300 shares authorized, issued and outstanding,	-	-
Ordinary stock, 1.0 par value, 1,000,000,000 shares authorized, 443,417,525 shares issued and outstanding	443,418	443,418
Additional paid-in capital	2,766,602	2,766,492
Deferred compensation	(38,315)	(52,088)
Accumulated deficit	(7,645,240)	(7,651,418)
Other cumulative comprehensive income	156,771	147,173

Total shareholders' deficit	(4,316,764)	(4,346,423)

Total liabilities and shareholders' deficit	7,495,982	8,475,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of Euros, except per share amounts and number of shares)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Service and other revenue	358,917	357,493	705,229	690,941
Operating expense (exclusive of items shown separately below)	(192,701)	(248,530)	(380,732)	(503,865)
Selling, general and administrative expense	(105,815)	(154,016)	(216,072)	(293,999)
Depreciation and amortization	(172,268)	(260,363)	(344,900)	(505,542)
Impairment and restructuring charges	(21,105)	(310,335)	(25,048)	(310,335)

Net operating loss	(132,972)	(615,751)	(261,523)	(922,800)
Interest income	10,727	11,856	16,712	27,611
Interest expense	(160,278)	(247,102)	(332,067)	(465,321)
Interest expense related party	(64,658)	-	(123,074)	-
Foreign exchange gain (loss) and other income (expense), net	587,589	(104,348)	344,592	(182,453)

Net income (loss) before income taxes and other items	240,408	(955,345)	(355,360)	(1,542,963)
Income tax expense	(2,851)	(327)	(1,607)	(237)
Minority interests in subsidiaries	126	57,827	(64)	76,668
Share in results of affiliated companies, net	(18,389)	(15,954)	(39,692)	(62,050)

Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	219,294	(913,799)	(396,723)	(1,528,582)
Extraordinary gain	347,207	-	471,718	-
Cumulative effect of change in accounting principle	-	-	-	21,349

Net income (loss)	566,501	(913,799)	74,995	(1,507,233)

Basic net income (loss) attributable to common shareholders (See Note 13)	533,489	(943,560)	6,178	(1,566,755)

Diluted net income (loss) attributable to common shareholders (See Note 13)	583,696	(943,560)	109,091	(1,566,755)

Basic income (loss) per ordinary share before extraordinary gain and cumulative effect of change in accounting principle	0.42	(2.14)	(1.05)	(3.60)

Diluted income (loss) per ordinary share before extraordinary gain and cumulative effect of change in accounting principle	0.33	(2.14)	(0.51)	(3.60)

Basic net income (loss) per ordinary share	1.20	(2.14)	0.01	(3.55)

Diluted net income (loss) per ordinary share	0.82	(2.14)	0.15	(3.55)

Weighted-average number of ordinary shares outstanding:
Basic	443,417,525	441,246,729	443,417,525	441,246,729

Diluted	712,962,284	441,246,729	712,962,284	441,246,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(Stated in thousands of Euros, except number of shares)
(Unaudited)

								Other Cumulative Comprehensive Income (Loss) (1)
	Priority Stock		Ordinary Stock
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balances, December 31, 2001	300	-	443,417,525	443,418	2,766,492	(52,088)	(7,651,418)	147,173	(4,346,423)
Deferred compensation expense related to stock options, net.	-	-	-	-	110	(110)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	13,883	-	-	13,883
Accrual of Dividend on Series 1 Convertible Preferred Stock	-	-	-	-	-	-	(65,767)	-	(65,767)
Accretion of Discount of Series 1 Convertible Preferred Stock	-	-	-	-	-	-	(3,050)	-	(3,050)
Unrealized loss on investments	-	-	-	-	-	-	-	(16,029)	(16,029)
Change in fair value of derivative assets	-	-	-	-	-	-	-	13,212	13,212
Change in cumulative translation adjustments	-	-	-	-	-	-	-	12,415	12,415
Net income	-	-	-	-	-	-	74,995	-	74,995

Total comprehensive income (loss)	-	-	-	-	-	-	-	-	84,593

Balances, June 30, 2002	300	-	443,417,525	443,418	2,766,602	(38,315)	(7,645,240)	156,771	(4,316,764)

(1)
As of December 31, 2001, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 169,571, unrealized gain on investments of 4,522, and fair value of derivative assets of (26,920). As of June 30, 2002, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 159,588, unrealized loss on investments of (16,029) and fair value of derivative assets of 13,212.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of Euros)
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	74,995	(1,507,233)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	344,900	505,542
Non cash impairment and restructuring charges	25,048	310,335
Stock-based compensation expense (credit)	13,883	(8,254)
Accretion of interest expense	181,044	136,250
Amortization of deferred financing costs	15,576	25,577
Exchange rate differences in loans	(522,168)	151,404
Loss on derivative assets	186,675	31,653
Minority interests in subsidiaries	64	(76,668)
Share in results of affiliated companies	39,692	62,050
Extraordinary gain	(471,718)	-
Cumulative effect of change in accounting principle	-	(21,349)
Loss on sale of assets	12,092	-
Other	16,762	(8,057)
Changes in assets and liabilities:
Decrease in restricted cash	30,314	-
Decrease (increase) in receivables	36,091	(6,700)
Decrease in other current liabilities	(182,215)	(160,117)
Increase (decrease) in deferred taxes and other long-term liabilities	(47,346)	(4,146)

Net cash flows from operating activities	(246,311)	(569,713)

Cash flows from investing activities:
Restricted cash deposited, net	(12,038)	(3,709)
Investments in and advances to affiliated companies, net of repayments	-	(23,927)
Dividends received	8,031	-
Capital expenditures	(172,762)	(402,336)
Acquisitions, net of cash acquired	(24,060)	(22,892)

Net cash flows from investing activities	(200,829)	(452,864)

Cash flows from financing activities:
Proceeds from short-term borrowings	10,008	3,645
Proceeds from long-term borrowings	657	1,300,000
Repayments of long-term and short-term borrowings	(44,574)	(780,030)

Net cash flows from financing activities	(33,909)	523,615

Effect of exchange rates on cash	8,823	1,174

Net decrease in cash and cash equivalents	(472,226)	(497,788)
Cash and cash equivalents at beginning of period	855,001	1,590,230

Cash and cash equivalents at end of period	382,775	1,092,442

Supplemental cash flow disclosures:
Cash paid for interest	(123,063)	(238,291)

Cash received for interest	12,444	25,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

        United Pan-Europe Communications N.V. ("UPC" or the "Company"), whose parent company is UnitedGlobalCom Inc. ("United"), which owns an indirect equity ownership interest in UPC through UGC Holdings Inc. ("UGC Holdings") of 53.1%, owns and operate broadband communications networks in 12 European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution, which comprises the local operating systems, provides video, telephone and internet services for residential customers, (Triple Play). UPC Media comprises the converging internet content and programming business and, in 2001, the internet access business. Priority Telecom focuses on providing network solutions to the business customer.

        The following chart presents a summary of the Company's significant investments as of June 30, 2002.

	UPC's Equity Ownership
Distribution:
Austria:
Telekabel Group	95.0%
Belgium:
UPC Belgium	100.0%
Czech Republic:
KabelNet	100.0%
Kabel Plus	99.9%
France:
Médiaréseaux S.A	92.0	%(1)
Germany:
EWT/TSS Group	51.0	%(2)
PrimaCom AG ("PrimaCom")	25.0%
Hungary:
UPC Magyarorszag	100.0%
Monor Telefon Tarsasag Rt. ("Monor")	98.9%
The Netherlands:
UPC Nederland	100.0%
Norway:
UPC Norge AS ("UPC Norge")	100.0%
Sweden:
UPC Sweden	100.0%
Slovak Republic:
Trnavatel	95.0%
Kabeltel	100.0%
UPC Slovensko s.r.o	100.0%
Romania:
Eurosat	51.0%
AST Romania	100.0%
Poland:
UPC Polska, Inc. ("UPC Polska")	100.0%
Wizja TV B.V	100.0%
Telewizyjna Korporacja Partycpacyjna S.A. ("TKP")	25.0%

Media:
Pan-European
chello broadband N.V. ("chello broadband")	100.0	%(3)
Spain:
Iberian Programming Services ("IPS")	50.0%
United Kingdom:
Xtra Music Ltd	50.0%
The Netherlands:
UPC Programming B.V. ("UPCtv")	100.0%
Other:
SBS Broadcasting SA ("SBS")	21.2%
Priority Telecom:
Priority Telecom N.V. ("Priority Telecom")	79.1	%(4)
Investments:
Malta:
Melita Cable TV P.L.C. ("Melita")	50.0%

(1)
UPC owns 92.0% of Médiaréseaux S.A. through its 100.0% owned subsidiary UPC France. The 8% minority shareholders in UPC France have the right to require UPC to purchase their shares in 2004 at the then fair market values.
(2)
Subsequent to June 30, 2002, UPC's interest in EWT/TSS Group was diluted to 28.7%. (See Note 15)
(3)
5,674,586 chello broadband ordinary shares of class B are being issued in consideration for the transfer of rights from UGC Holdings to chello broadband necessary to eliminate UGC Holdings territorial restrictions on chello broadband's business. Subsequent to the issuance of the ordinary shares of class B to UGC Holdings, UPC will own approximately 86.7% of chello broadband. Including the issued shares owned by the chello Foundation, UPC will own approximately 76.9% on a fully diluted basis.
(4)
UPC owns approximately 64.8% of Priority Telecom's issued and outstanding ordinary shares. UPC also owns 100% of the class A shares and the convertible shares.

2.    Risks and Going Concern Uncertainties

        UPC has experienced net losses since formation. As of June 30, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. In addition, as a result of the events of default described below, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) UPC's ability to restructure its senior notes and senior discount notes, the Exchangeable Loan and convertible preferred stock and (ii) UPC's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's previous independent accountant, Arthur Andersen, on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a net capital deficiency that raises doubt about the Company's ability to continue as a going concern.

        The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephony and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, the Company reviewed its current and long-range plan for all segments of its business and the Company engaged a strategic consultant to assist the Company in the process. The Company worked extensively with this consultant to revise the Company's strategic and operating plans. The Company has revised its strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and profitability. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

        Viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on UPC's senior notes and senior discount notes, as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on UPC's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments on the first three series of notes upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes and to foreclose on the collateral securing the loan. In addition, on May 1, 2002 and August 1, 2002, UPC failed to make required interest payments in the aggregate amount of EUR 38.9 million and EUR 123.5 million respectively, on UPC's outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, As of August 14, 2002, neither the trustees for the defaulted notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        UPC's failure to make the February 1, 2002, May 1, 2002 and August 1, 2002 interest payments on its senior notes and senior discount notes, and the resulting Events of Default under the indentures relating to those notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., UPC's indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's then majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the USD 856.8 million 6% Guaranteed Discount Notes due 2007 issued under the loan agreement among Belmarken Holding B.V. ("Belmarken"), UPC, UPC Internet Holding B.V. and Liberty Belmarken, Inc. as the original lender ("the Exchangable Loan"). The Exchangeable Loan was transferred to United in January 2002.

        On July 30, 2002, UPC transferred 22.3% of the UPC Germany shares to the holders of the minority interest in UPC Germany (See Note 15). Due to the share transfer, UPC became the minority shareholders of UPC Germany. The EWT facility was refinanced by the new majority shareholders and the cross default ceased to exist.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The EWT Facility was secured by share pledges of EWT to RBS. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V.. The Exchangeable Loan is continued to be held by United as of August 14, 2002. The occurrence of the cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of the Company's failure to make the interest payment due on February 1, 2002 on the Company's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and, 11 1/2% Senior Notes due 2010 within the applicable cure periods, or any resulting cross defaults. During the period from June 4, 2002 to July 28, 2002, UPC received bi-weekly waivers from the bank lenders and United. On July 29, 2002, the bank lenders and United extended the coverage of the waivers to our outstanding 10 7/8% senior notes due 2007, 11 1/4% senior notes due 2009 and the resulting cross defaults and the duration of the waivers until September 12, 2002. The other terms of the waivers remain unchanged from those announced on March 4, 2002.

Each of these waivers will therefore remain effective until the earlier of

  •
  September 12, 2002,

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

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a EUR 100 million drawdown limitation under that facility, during the period in which the waiver is in place. Availability under the limitation is subject to certain conditions.

        As of August 14, 2002, UPC had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 and the 11 1/4% Senior Notes due 2009. None of the defaults described above have had a material adverse effect on the operations of UPC's subsidiaries or their or UPC's relationships with customers, suppliers and employees.

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

        During the month of March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of the Company's senior notes and senior discount notes, and an ad hoc noteholder' committee representing the holders of the Company's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the ad hoc noteholders committee and its advisors completed the due diligence about UPC and the Company's current financial condition.

        On July 24, 2002, United announced that it and the ad hoc noteholders' committee representing holders of UPC's senior notes and senior discount notes agreed in principle on a recapitalization plan for UPC. The agreed recapitalization will substantially delever UPC's balance sheet eliminating approximately 4.3 billion accreted value of senior notes and senior discount notes, 925.1 million Exchangeable Loan, and 1.6 billion of convertible preference shares in exchange for equity issued by a new holding company of UPC ("New UPC"). The agreement, which is subject to documentation among United, UPC and the ad-hoc committee of noteholders and certain other approvals and conditions, consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity for the exchange of its 1.5 billion in UPC notes and its 925.1 million Exchangeable Loan;

  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.8 billion in UPC notes;

  •
  Approximately 2% of New UPC's pro forma equity will be available for UPC's existing preferred and ordinary shareholders, including United;

  •
  In addition, United will agree to purchase up to EUR 100 million in New UPC common stock at the consummation of the UPC restructuring subject to reduction if UPC sells any assets or raises any non-dilutive capital in the interim. United will purchase the stock at the valuation implied by the restructuring. The third party noteholders will have the option to participate pro rata in the equity issuance; and

  •
  The third-party noteholders will have certain board representation and minority rights.

        UPC expects that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the value of the Company's outstanding securities, including the Company's ordinary shares, preference shares, senior notes and senior discount notes.

        If United, UPC and the noteholders are unable to conclude documentation for the debt restructuring agreed in principle or if UPC is otherwise unable to successfully complete an agreed upon restructuring plan for the Company's debt, UPC may seek relief under (i) a debt moratorium, leading to a suspension of payments and in case no other agreement can be made, (ii) bankruptcy proceeding under applicable laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to the Company, holders of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in the Company's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial conditions and results of operations or the Company's liquidation.

3.    Basis of Presentation

Basis of Presentation

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

        The following table presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Net income (loss) as reported	566,501	(913,799)	74,995	(1,507,233)
Add Back:
Goodwill amortization	-	83,512	-	180,574
Amortization of excess basis on equity investments	-	10,051	-	20,052

Adjusted net income(loss)	566,501	(820,236)	74,995	(1,306,607)

Basic net income (loss) per ordinary share as reported	1.20	(2.14)	0.01	(3.55)
Add back:
Goodwill amortization	-	0.19	-	0.41
Amortization of excess basis on equity investments	-	0.02	-	0.05

Adjusted basic net income (loss) per ordinary share	1.20	(1.93)	0.01	(3.09)

Diluted net income (loss) per ordinary share as reported	0.82	(2.14)	0.15	(3.55)
Add back:
Goodwill amortization	-	0.19	-	0.41
Amortization of excess basis on equity investments	-	0.02	-	0.05

Adjusted diluted net income (loss) per ordinary share	0.82	(1.93)	0.15	(3.09)

        The Company has engaged an external party to compare the fair value of its reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The first step of the goodwill impairment test was performed and the carrying value of certain reporting units exceeded the fair value, including the Netherlands, Sweden, Hungary, Czech, France, Slovak, Poland and Priority Telecom. The Company is currently carrying out the second step of the test to quantify how much of the total goodwill will be impaired. A substantial cumulative effect adjustment will be required as a result of this process. The determination of the potential impairment adjustment will be completed by the end of the year. As of June 30, 2002, net goodwill of approximately 2.9 billion is included in the accompanying condensed consolidated balance sheets.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. UPC has not adopted SFAS 145 and is currently evaluating the impact of SFAS 145 on the Company's consolidated financial statements. The Company does not believe that the adoption of SFAS 145 will have a material impact on the Company's net loss, financial position or cash flows.

        On June 28, 2002 the Financial Accounting Standards Board voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on its results of operations and financial position.

4.    Impairment and Restructuring Charges

        During 2001, the Company implemented a restructuring plan to both lower operating expenses and strengthen its competitive and financial position, by eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and cancellation of certain programming contracts. The Company also incurred certain restructuring charges during the three and six month period ended June 30, 2002 related to employee severance and termination costs.

        The following table summarizes these costs by type and related segment of the business.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination Costs	Asset Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands of Euros)
Impairment and restructuring liability, December 31, 2001	37,556	11,140	102,052	16,228	166,976

Priority Telecom	3,800	-	-	719	4,519
UPC Media	143	-	-	1,361	1,504
Corporate	-	-	-	19,025	19,025

Total impairment and restructuring charges 2002	3,943	-	-	21,105	25,048

Cash paid during 2002	(19,851)	(2,416)	(20,198)	(15,024)	(57,489)
Non-cash release of restructuring liability	(837)	(127)	(21,273)	-	(22,237)

Impairment and restructuring liability, June 30, 2002	20,811	8,597	60,581	22,309	112,298

Short-term portion impairment and restructuring liability	20,811	1,735	6,751	20,807	50,104
Long-term portion impairment and restructuring liability	–	6,862	53,830	1,502	62,194

Impairment and restructuring liability, June 30, 2002	20,811	8,597	60,581	22,309	112,298

        Employee severance and termination costs.    These costs relate to termination salaries, benefits, outplacement and other related costs to the employees involuntarily terminated. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. These costs were determined in accordance with the criteria of EITF 94-3. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

        Office closures.    In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease- termination costs and other related costs.

        Programming and lease contract termination costs.    These costs relate to costs associated with the impairment, cancellation or recognition of costs associated with excess capacity of certain contracts.

        The following table summarizes the number of employees to be terminated during 2002 in accordance with the restructuring by both division and function and the number of employees still to be terminated as of June 30, 2002:

	Total Number of Employees 2002	Remaining Number of Employees, as of June 30, 2002
Division:
UPC Distribution	873	243
Priority Telecom	23	4
UPC Media	86	13
Corporate	4	2

Total	986	262

Function:
Programming	1	-
Network Operations	498	155
Customer Operations	112	29
Customer Care	92	50
Billing and Collection	4	-
Customer Acquisition and Marketing	164	7
Administration	115	21

Total	986	262

5.    Investments in and Advances to Affiliated Companies

Equity Method Investments

	As of June 30, 2002
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	-	-
Melita	17,790	-	(3,200)	220	-	14,810
Xtra Music	11,390	-	(7,890)	(109)	-	3,391
IPS	10,065	(10,773)	15,397	7,419	-	22,108
SBS	261,999	-	(84,792)	13,161	(114,618)	75,750
PrimaCom	345,096	-	(83,791)	-	(261,305)	-
TKP	30,000	-	(30,000)	-	-	-
Other, net	58,462	(707)	(41,025)	(14)	-	16,716

Total	849,080	(16,980)	(356,295)	32,893	(375,923)	132,775

	As of December 31, 2001
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	-	-
Melita	12,881	-	(3,608)	1,138	-	10,411
Xtra Music	14,039	-	(7,450)	499	-	7,088
IPS	10,065	(2,742)	10,888	7,099	-	25,310
SBS	261,999	-	(81,332)	34,416	(114,618)	100,465
PrimaCom	345,096	-	(75,049)	-	(261,305)	8,742
TKP	30,000	-	(3,357)	-	-	26,643
Other, net	51,413	(707)	(35,701)	(16)	-	14,989

Total	839,771	(8,949)	(316,603)	55,352	(375,923)	193,648

Marketable Equity Securities of United, at Fair Value

        UPC holds 5,569,240 Class A common shares of United as of June 30, 2002. The fair value of these shares was approximately 15.5 million as of June 30, 2002, including a cumulative unrealized loss of approximately 11.1 million.

6.    Property, Plant and Equipment

	As of June 30, 2002	As of December 31, 2001
	(In thousands of Euros)
Cable distribution networks	3,545,291	3,513,362
Subscriber premises equipment and converters	836,308	793,809
DTH, MMDS and distribution facilities	82,841	117,692
IT systems, office equipment and fixtures	286,927	289,376
Buildings and leasehold improvements	164,658	168,186
Other	63,150	73,893

	4,979,175	4,956,318
Accumulated depreciation	(1,417,853)	(1,201,988)

Property, plant and equipment, net	3,561,322	3,754,330

7.    Goodwill and Other Intangible Assets

	As of June 30, 2002	As of December 31, 2001
	(In thousands of Euros)
Goodwill	3,422,065	3,450,665
Other Intangibles	153,777	137,364

	3,575,842	3,588,029
Accumulated amortization goodwill	(553,289)	(543,891)
Accumulated amortization other intangible assets	(33,668)	(40,635)

Goodwill and other intangible assets, net	2,988,885	3,003,503

8.    Long-Term Debt

	As of June 30, 2002	As of December 31, 2001
	(In thousands of Euros)
July 1999 Notes	1,561,479	1,796,252
October 1999 Notes	1,044,848	1,207,569
January 2000 Notes	1,655,372	1,942,684
UPC Distribution Bank Facility	3,126,669	3,163,834
Exchangeable Loan	925,061	992,816
@Entertainment Notes	370,760	384,144
DIC Loan	54,100	53,762
Other	78,006	117,027

	8,816,295	9,658,088
Less current portion	(8,371,928)	(9,188,098)

Total	444,367	469,990

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss. As discussed in Note 2 "Risks and Going Concern Uncertainties", since of March 3, 2002, the Company has been in default under its senior notes and senior discount notes and has had short term waivers with respect to the UPC Distribution Bank Facility, the Exchangeable Loan and the EWT Facility. Accordingly, these borrowings have been reclassified to current portion of long-term debt. On July 30, 2002, UPC transferred 22.3% of the UPC Germany shares to the holders of a minority interest in UPC Germany. Due to the share transfer, the EWT facility was refinanced by the new majority shareholder and the cross default ceased to exist.

Exchangeable Loan

        The Exchangeable Loan was transferred to United on January 30, 2002, as part of a transaction between Liberty Media Corporation ("Liberty"), the original holder of the Exchangeable Loan, and United. United may exchange the notes issued under the Exchangeable Loan for UPC's ordinary shares at USD 6.85 per share under certain circumstances before or after May 29, 2002.

UPC Distribution Bank Facility

        As indicated in Note 2, the Company is in default under the terms of this facility as a result of the missed interest payments during the first quarter of 2002. The Company had obtained waivers of the default from the bank syndicate, which expired on June 3, 2002, which was extended on the same terms thereafter, currently until September 12, 2002. During the period of waiver, the Company is permitted to borrow another 100 million under the facility, subject to certain conditions. UPC has not made any drawdown of the permitted 100 million as of August 14, 2002.

Derivative Instruments

        In connection with certain borrowings, the Company has entered into both cross-currency swaps and interest rate swaps providing economic hedges to both currency and interest rate exposure.

        The following table details the fair value of the derivative instruments outstanding by related borrowing (in thousand of Euros)

Borrowing	Type of Instrument	As of June, 30 2002	As of December, 31 2001
July 1999 Notes	Cross currency/interest rate swap	-	101,736
October 1999 Notes	Cross currency/interest rate swap	-	55,522
January 2000 Notes	Cross currency/interest rate swap	-	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(72,692)	(47,065)

Total derivative (liabilities) assets, net		(72,692)	146,934

        Of the above derivative instruments, only the 1.725 billion interest rate swap on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' deficit. The remaining instruments are marked-to-market each period with the corresponding fair value gain (loss) recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statements of operations. For the three months ended June 30, 2002 and 2001, the Company recorded a loss of 2.9 million and 57.0 million, respectively, and for the six months ended June 30, 2002 and 2001, the Company recorded a loss of 180.7 million and a gain of 25.6 million, respectively, in connection with the mark-to-market valuations.

        In June 2002, the Company recognized an extraordinary gain of 347.2 million from the delivery by certain banks of 404.6 million in aggregate principal amount of the Company's senior notes and senior discount notes as settlement of the interest rate/cross currency derivative contracts on UPC's July 1999 Senior Notes, UPC's October 1999 Senior Notes and the UPC January 2000 Senior Notes.

        The condensed consolidated balance sheets reflect these instruments as derivative assets or liabilities as appropriate.

9.    Commitments and Contingencies

Purchase Commitments

        UPC has terminated for cause an agreement for the supply of various types of equipment in an aggregate amount of 34.6 million. UPC intends to source such equipment from alternative suppliers.

Purchase Options

        At June 30, 2002, UPC had effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary UPC Germany. Under the shareholders agreement among UPC and the 49% shareholders of UPC Germany, the shareholders had an option to put their interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option would expire March 31, 2003. UPC had the option to pay for the put, if exercised, in either its 10.6 million shares or the equivalent value of cash on such date. If the option was not exercised, upon its expiration, the 49% shareholder had the right to demand that UPC contribute cash and/or other assets (including stock) to UPC Germany equal to approximately 358.8 million, representing the remainder of UPC's contribution obligation to UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. The 49% shareholder of UPC Germany could call for 22% of the ownership interest in certain circumstances such as a material default by UPC under its financing agreements, in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received notice of the holders' notice of exercise of the call. On July 30, 2002, UPC settled the exercise. From that date, the Company's interest in UPC Germany has been reduced to 28.7% and the Company will no longer consolidate UPC Germany. In addition, the delivery of the shares extinguished the contribution obligation. At the same time the EWT facility was refinanced by the new majority shareholder, and UPC was released from its liability under this facility.

        For details on revenue, Adjusted EBITDA and total assets of UPC Germany as of June 30, 2002, see Note 10 of the notes to the condensed consolidated financial statements.

Litigation and Claims

        The following is a description of certain legal proceedings to which UPC or one of UPC's subsidiaries is a party. In addition, from time to time, UPC may become involved in litigation relating to claims arising out of its operations in the normal course of the Company's business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on UPC's subsidiaries' business, results of operations, financial condition or liquidity.

        On July 4, 2001, InterComm Holdings LLC, InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holding B.V. and UPC France Holding B.V.. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case no less than EUR 163 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief; however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims and intend to defend against claimants' allegations vigorously. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims.

10.  Segment and Geographic Information

        The Company is managed internally as three primary divisions, UPC Distribution, UPC Media and Priority Telecom. In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution focuses on providing cable television, DTH, internet and telephony services to residential customers and is comprised of the local operating systems. chello broadband serves as the internet access provider and was, in February 2001, combined with the programming businesses led by UPCtv under one management team as UPC Media. Priority Telecom is focused on providing services to business customers. Corporate, IT and Other relates primarily to centralized activities, which support multiple platforms and services.

        The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges including retention bonuses, and impairment and restructuring charges. Adjusted EBITDA is one of the primary measures used by the Company's chief operating decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief operating decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of the Company compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted EBITDA as an alternative to GAAP income as a measure of performance, or to cash flows from operating investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of the Company's and its subsidiaries' stock option and phantom stock option plans.

        A summary of the segment information is as follows:

	Revenues for the Three Months Ended June 30,		Revenues for the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Triple Play(1):
The Netherlands	119,895	100,273	235,758	194,585
Austria	52,895	44,500	102,969	87,029
Belgium	6,559	6,155	13,069	12,262
Czech Republic	8,838	8,480	17,056	17,068
Norway	20,346	16,432	39,319	32,262
Hungary	28,657	22,934	56,623	43,675
France	25,011	24,307	50,550	45,022
Poland	20,066	23,135	42,000	43,714
Sweden	14,048	11,288	27,484	22,142
Germany	12,183	11,693	24,468	24,049
Other	10,250	7,769	19,033	14,998

Total Triple Play Distribution	318,748	276,966	628,329	536,806

DTH	7,217	24,128	14,429	45,843
Programming	-	20,663	-	43,036
Other	11,006	12,116	21,046	26,005
Intercompany Eliminations	-	(19,542)	-	(41,487)

Total Distribution	336,971	314,331	663,804	610,203

Priority Telecom	30,876	71,024	62,992	129,934
UPC Media	17,860	20,372	36,375	36,725
Corporate, IT & Other	-	1,203	123	2,108
Intercompany Eliminations	(26,790)	(49,437)	(58,065)	(88,029)

Total	358,917	357,493	705,229	690,941

	Triple Play Revenues for the Six Months Ended June 30, 2002
	Cable Television(2)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	131,876	43,887	59,995	235,758
Austria	44,261	26,319	32,389	102,969
Belgium	7,946	-	5,123	13,069
Czech Republic	14,872	411	1,773	17,056
Norway	27,418	5,194	6,707	39,319
Hungary	39,117	13,469	4,037	56,623
France	32,217	13,796	4,537	50,550
Poland	39,952	-	2,048	42,000
Sweden	18,935	-	8,549	27,484
Germany	24,301	26	141	24,468
Other	17,612	-	1,421	19,033

Total Triple Play Distribution	398,507	103,102	126,720	628,329

	Triple Play Revenues for the Six Months Ended June 30, 2001
	Cable Television(2)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	126,271	32,803	35,511	194,585
Austria	41,877	21,947	23,205	87,029
Belgium	7,742	-	4,520	12,262
Czech Republic	16,126	425	517	17,068
Norway	24,731	3,506	4,025	32,262
Hungary	29,903	12,514	1,258	43,675
France	30,898	10,640	3,484	45,022
Poland	43,117	-	597	43,714
Sweden	17,112	-	5,030	22,142
Germany	24,003	21	25	24,049
Other	14,998	-	-	14,998

Total Triple Play Distribution	376,778	81,856	78,172	536,806

	Triple Play Revenues for the Three Months Ended June 30, 2002
	Cable Television(2)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	66,068	22,910	30,917	119,895
Austria	22,537	13,503	16,855	52,895
Belgium	3,984	-	2,575	6,559
Czech Republic	7,607	201	1,030	8,838
Norway	14,145	2,740	3,461	20,346
Hungary	19,661	6,803	2,193	28,657
France	16,029	6,965	2,017	25,011
Poland	19,018	-	1,048	20,066
Sweden	9,598	-	4,450	14,048
Germany	12,076	13	94	12,183
Other	8,652	-	1,598	10,250

Total Triple Play Distribution	199,375	53,135	66,238	318,748

	Triple Play Revenues for the Three Months Ended June 30, 2001
	Cable Television(2)	Telephone	Internet/Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	63,281	17,107	19,885	100,273
Austria	21,032	11,329	12,139	44,500
Belgium	3,838	-	2,317	6,155
Czech Republic	7,967	210	303	8,480
Norway	12,380	1,852	2,200	16,432
Hungary	15,440	6,712	782	22,934
France	16,016	6,256	2,035	24,307
Poland	22,761	-	374	23,135
Sweden	8,673	-	2,615	11,288
Germany	11,673	10	10	11,693
Other	7,769	-	-	7,769

Total Triple Play Distribution	190,830	43,476	42,660	276,966

(1)
Triple Play includes cable television, telephone, internet and digital.

(2)
Digital is included in Cable Television.

	Adjusted EBITDA for the Three Months Ended June 30,		Adjusted EBITDA for the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Triple Play(1):
The Netherlands	30,836	7,929	59,501	17,351
Austria	20,284	12,009	36,510	23,859
Belgium	2,424	923	4,667	2,002
Czech Republic	2,283	3,338	6,180	5,696
Norway	4,522	2,014	8,780	3,999
Hungary	12,840	8,639	24,877	16,454
France	(3,587)	(4,558)	(5,799)	(11,000)
Poland	4,924	1,662	8,556	210
Sweden	5,419	2,683	9,714	3,735
Germany	5,679	7,830	12,212	13,871
Other	3,587	2,293	6,549	4,815

Total Triple Play Distribution	89,211	44,762	171,747	80,992

DTH	242	(2,265)	766	(7,790)
Programming	-	(10,611)	-	(22,786)
Other	5,865	4,606	10,680	5,071

Total Distribution	95,318	36,492	183,193	55,487

Priority Telecom	(1,473)	(26,267)	(6,149)	(47,431)
UPC Media	(112)	(33,603)	(5,687)	(69,164)
Corporate, IT & Other	(26,239)	(30,990)	(49,049)	(54,068)

Total	67,494	(54,368)	122,308	(115,176)

	Third Party Revenue by Geographical Area for the Three Months Ended June 30,		Third Party Revenue by Geographical Area for the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
The Netherlands	145,431	121,695	282,949	237,763
Austria	54,449	47,442	105,875	93,032
Belgium	6,559	6,238	13,069	12,938
Czech Republic	12,104	11,465	23,345	22,251
Norway	24,670	19,642	47,607	37,926
Hungary	32,611	26,896	64,544	51,021
France	25,140	25,828	50,905	47,637
Poland	21,627	42,968	44,936	81,556
Sweden	14,287	11,637	27,927	22,627
Germany	12,918	14,888	25,409	29,253
Other	9,121	28,794	18,663	54,937

	358,917	357,493	705,229	690,941

	Total Assets
	As of June 30, 2002	As of December 31, 2001
	(In thousands of Euros)
Corporate	710,376	1,294,762
UPC Media	96,706	134,302
Priority Telecom	629,964	769,413
Distribution:
The Netherlands	2,452,837	2,477,579
Austria	450,031	459,347
Belgium	47,176	48,290
Czech Republic	257,084	247,444
Norway	312,863	337,914
Hungary	387,844	393,657
France	819,915	857,037
Poland	626,868	771,155
Sweden	421,492	416,642
Germany	170,203	161,700
Other	112,623	106,222

Total	7,495,982	8,475,464

11.  Extraordinary Gain

        The extraordinary gain of 471.7 million for the six months ended June 30, 2002, in part relates to restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts of 124.5 million recognized during the first three months of 2002 and an extraordinary gain of 347.2 million associated with the unwinding of certain swap agreements, recognized during the three months ended June 30, 2002.

        On February 1, 2002, UPC amended certain swap agreements with a bank effective as of January 31, 2002. The swap agreements were entered into in connection with the issuance of some of the Company's senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to the Company under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to the Company, the bank was to deliver to the Company approximately 400 million in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to the Company 353.2 million, in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

        On June 11, 2002, UPC unwound certain swap agreements with a bank. The swap agreements were entered into in connection with the issuance of some of the Company's senior notes and senior discount notes. The swap agreements were subject to a potential event of default as a result of UPC's non-payment of interest on the senior notes, during which time the bank was not obliged to make payments to the Company under the swap agreement. In settlement of the bank's obligations to the

Company, the bank delivered approximately 51.4 million in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank.

        On delivery of the senior notes and senior discount notes described in the two transactions above, UPC's indebtedness was reduced by 404.6 million and the Company recognized an extraordinary gain of 347.2 million on the cross currency swaps. In addition, the Company reduced its accrued interest expense associated with these notes.

12.  Comprehensive Income (Loss)

        The components of total comprehensive income (loss) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Net income (loss)	566,501	(913,799)	74,995	(1,507,233)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(19,037)	(26,247)	(16,029)	11,791
Change in fair value of derivative assets	5,210	(6,128)	13,212	(6,128)
Change in cumulative translation adjustments	56,410	56,871	12,415	73,154

Total comprehensive income (loss)	609,084	(889,303)	84,593	(1,428,416)

13.  Basic and Diluted Net Income (Loss) Attributable to Common Shareholders

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Basic:
Net income (loss)	566,501	(913,799)	74,995	(1,507,233)
Accretion of Series 1 convertible preferred stock	(33,012)	(29,761)	(68,817)	(59,522)

Basic net income (loss) attributable to common shareholders	533,489	(943,560)	6,178	(1,566,755)

Diluted:
Accretion of Series 1 convertible preferred stock	33,012	-	68,817	-
Accretion of Exchangeable Loan	15,427	-	30,617	-
Accretion of DIC Loan	1,768	-	3,479	-

Diluted net income (loss) attributable to common shareholders.	583,696	(943,560)	109,091	(1,566,755)

14.  Related Party Transactions

Related Party Debt

        On January 30, 2002, United, UGC Holding's parent company, acquired approximately USD 1,435 million and 263 million principal amount at maturity of UPC's outstanding senior notes and senior discount notes as well as the USD 856.8 billion Exchangeable Loan. As of June 30, 2002, these notes and the Exchangeable Loan are classified as 2,429.6 million related party debt and the interest expense on these notes and the Exchangeable Loan are classified as interest expense related party.

Loans to Employees

        Since 1996, UPC loaned certain employees of the Company amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The receivables of 4.2 million from employees outstanding as of December 31, 2001 were fully reserved as of December 31, 2001 and have subsequently been waived as of May 28, 2002.

15.  Subsequent Events

Bankruptcy filing Tara

        Our wholly owned, indirect subsidiary Bicatobe Investments B.V., holds an 80% shareholding in the Irish company Tara Television Ltd. ("Tara"), a broadcast channel which supplies Irish programming to the viewing market in its territory of exclusivity, the United Kingdom. Tara received approximately eighty percent of its television content from the Irish public broadcaster Radio Tlefis Eireann ("RTE") pursuant to a programming agreement entered into in October 1997, at rates significantly higher than current market rates for the type of programming received. Tara suspended payment under the programming agreement and attempted to renegotiate the rates paid, but was not successful. Tara filed for protection from its creditors under Irish law on March 1, 2002. The Court appointed an independent interim examiner ("Interim Examiner") and, after unsuccessfully attempting to come to an agreement with RTE, the Interim Examiner recommended and the Court elected to place Tara into liquidation. The date expected for the liquidation to be finalized by the Irish Court is the second quarter of 2003.

Germany

        Until July 30, 2002 UPC had effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a so-called contribution obligation by no later than March 2003, by contribution of certain assets amounting to approximately 358.8 million. If UPC failed to make the contribution by such date or in certain circumstances such as a material default by UPC under its financing agreements, the 49% owner in UPC Germany could call for 22% of the ownership interest in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received notice of the holders' notice of exercise. On July 30, 2002, UPC settled the exercise. UPC completed the transfer of 22.3% of UPC Germany to the 49% shareholders in return for the cancellation of the 358.8 million face value asset contribution obligation due from UPC to UPC Germany. UPC now owns 28.7% of UPC Germany, with the former 49% shareholders owning the remaining 71.3%. UPC Germany will be governed by a newly agreed shareholders' agreement and will be deconsolidated by UPC effective August 1, 2002. This transaction may result in a gain, in the third quarter of 2002. The delivery of shares extinguished the contribution obligation.

Recapitalization

        On July 24, 2002, United announced that it and an ad hoc noteholder's committee representing holders of UPC's senior notes and senior discount notes agreed in principle on a recapitalization plan for UPC. The agreed recapitalization will substantially delever UPC's balance sheet eliminating approximately 4.3 billion accreted value of senior notes and senior discount notes, 925.1 million of the

Exchangeable Loan, and 1.6 billion of convertible preference shares in exchange for equity issued by a new holding company of UPC ("New UPC"). The agreement, which is subject to documentation among United, UPC and the ad-hoc committee of noteholders and certain other approvals and conditions, consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity for the exchange of its 1.5 billion in UPC notes and its 925.1 million Exchangeable Loan;

  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.8 billion in UPC notes;

  •
  Approximately 2% of New UPC's pro forma equity will be available for UPC's existing preferred and ordinary shareholders, including United;

  •
  In addition, United will agree to purchase up to EUR 100 million in New UPC common stock at the consummation of the UPC restructuring subject to reduction if UPC sells any assets or raises any non-dilutive capital in the interim. United will purchase the stock at the valuation implied by the restructuring. The third party noteholders will have the option to participate pro rata in the equity issuance; and

  •
  The third-party noteholders will have certain board representation and minority rights.

        UPC expects that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of UPC's existing shareholders, a loss of some or all of the value of the Company's outstanding securities, including the Company's ordinary shares, preference shares, senior notes and senior discount notes.

        If United, UPC and the noteholders are unable to conclude documentation for the debt restructuring agreed in principle or if UPC is otherwise unable to successfully complete an agreed upon restructuring plan for the Company's debt, UPC may seek relief under (i) a debt moratorium, leading to a suspension of payments and in case no other agreement can be made, (ii) bankruptcy proceeding under applicable laws. If UPC seeks relief under either of these proceedings, or any other laws that may be available to the Company, holders of the Company's outstanding securities, including the Company's ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in the Company's securities. Such proceedings could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial conditions and results of operations or the Company's liquidation.

        The documentation in relation to the agreed debt restructuring will be subject to approval of the Company's Board of Management and Supervisory Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, and be identified by statements concerning our future plans and strategies, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as our contemplated restructuring. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost, and effectiveness of technological developments, competitive factors, our ability to complete announced transactions and to manage and grow our newer telephone, digital and internet/data services. With respect to our announced restructuring, these factors include the parties' ability to conclude documentation for the debt restructuring agreed in principle as well as to satisfy the conditions to the restructuring and our ability to negotiate the terms of this proposed restructuring with other stakeholders, including banks. These forward-looking statements apply only as of the time of this Quarterly Report on Form 10-Q and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based.

        The report of our former independent accountants, Arthur Andersen, on our consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our management's plans in regard to these matters are described in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q-Note 2. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Investors in our company should review carefully the report of Arthur Andersen. There can be no assurance we will be able to continue as a going concern.

        The following discussion and analysis of financial condition and results of operations covers the three and six month periods ended June 30, 2002 and 2001, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise.

Recent Developments

        We have experienced net losses since formation. As of June 30, 2002, there was substantial uncertainty whether our sources of capital, working capital and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. In addition, as a result of the events of default described above, our senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. Our ability to continue as a going concern is dependent on (i) our ability to restructure our senior notes and senior discount notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's previous independent accountant, Arthur Andersen, on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a net capital deficiency that raises doubt about the Company's ability to continue as a going concern.

Events of Default under Credit Facilities

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes, as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of EUR 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments on the first three series of notes upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes and to foreclose on the collateral securing the loan. In addition, on May 1, 2002 and August 1, 2002, we failed to make required interest payments in the aggregate amount of EUR 38.9 million and EUR 123.5 million respectively, on our outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. As of August 14, 2002, neither the trustees for the defaulted notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        Our failure to make the February 1, 2002, May 1, 2002 and August 1, 2002, interest payments on our senior and senior discount notes and the resulting Events of Default under the indentures relating to those notes, gave rise to cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., our indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, our then majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the Exchangeable Loan.

        On July 30, 2002, we transferred 22.3% of the UPC Germany shares to the holders of the minority interest in UPC Germany (See Note 15). Due to the share transfer, we became the minority shareholders of UPC Germany. The EWT facility was refinanced by the new majority shareholders and the cross default ceased to exist.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The EWT Facility was secured by share pledges of EWT to RBS. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V.

The Exchangeable Loan is continued to be held by United as of August 14, 2002. The occurrence of the cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan give the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, as more fully described in the Form 8-K we filed with the Securities and Exchange Commission on that date, we received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the cross events of defaults under such facilities that existed or may exist as a result of our failure to make the interest payment due on February 1, 2002, on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010, within the applicable cure periods, or any resulting cross defaults. During the period from June 4, 2002 to July 28, 2002, we received bi-weekly waivers from the banklenders and United. On July 29, 2002, the bank lenders and United extended the coverage of the waivers to our outstanding 10 7/8% Senior Notes due 2007, 11 1/4% Senior Notes due 2009 and resulting cross defaults and the duration of the waivers until September 12, 2002. The other terms of the waivers remain unchanged from those announced on March 4, 2002.

Each of these waivers will remain effective until the earlier of

  •
  September 12, 2002,

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

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by us of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects us to a 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place. Availability under the limitation is subject to certain conditions.

        As of August 14, 2002, we had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007, 11 1/4% Senior Notes due 2009, as more fully described in the Form 8-K's, which we filed with the Securities and Exchange Commission on February 1, 2002 and May 1, 2002. None of the defaults described above have had a material adverse effect on the operations of our subsidiaries or their or our relationships with customers, suppliers and employees.

Agreement in Principal for Restructuring

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

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and an ad hoc noteholders' committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the ad hoc noteholders' committee and its advisors completed the due diligence about us and our current financial condition.

        On July 24, 2002, United announced that it and the ad hoc noteholders' committee representing holders of our senior notes and senior discount notes agreed in principle on a recapitalization plan for us. The agreed recapitalization will substantially delever our balance sheet eliminating approximately 4.3 billion accreted value of senior notes and senior discount notes, 925.1 million Exchangeable Loan, and 1.6 billion of convertible preference shares in exchange for equity issued by a new holding company of us ("New UPC"). The agreement, which is subject to documentation among United, us and the ad-hoc committee of noteholders and certain other approvals and conditions, consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity for the exchange of its 1.5 billion in our notes and its 925.1 million Exchangeable Loan;

  •
  Third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.8 billion in our notes;

  •
  Approximately 2% of New UPC's pro forma equity will be available for our existing preferred and ordinary shareholders, including United;

  •
  In addition, United will agree to purchase up to 100 million in New UPC common stock at the consummation of our restructuring subject to reduction if we sell any assets or raise any non-dilutive capital in the interim. United will purchase the stock at the valuation implied by the restructuring. The third party noteholders will have the option to participate pro rata in the equity issuance; and

  •
  The third-party noteholders will have certain board representation and minority rights.

        We expect that this process will take a number of months to complete. If completed, the restructuring will result in substantial dilution of our existing shareholders, a loss of some or all of the value of our outstanding securities, including our ordinary shares, preference shares, senior notes and senior discount notes.

        If United, we and the noteholders are unable to conclude documentation for the debt restructuring agreed in principle or if we are otherwise unable to successfully complete an agreed upon restructuring plan for our debt, we may seek relief under (i) a debt moratorium, leading to a suspension of payments and in case no other agreement can be made, (ii) bankruptcy proceeding under applicable laws. If we seek relief under either of these proceedings, or any other laws that may be available to us, holders of our outstanding securities, including our ordinary shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, may lose some or all of the value of their investment in our securities. Such proceedings could result in material changes in the nature of our business, material adverse changes to our financial conditions and results of operations or our liquidation.

Nasdaq listing

        On January 2, 2002, ADRs representing our stock was trading below the USD 3.00 minimum bid price on the Nasdaq National Market ("Nasdaq"). On February 14, 2002, we were informed, through a notification from Nasdaq, that we would be delisted on May 15, 2002, if the stock did not trade for 10 consecutive trading days above USD 3.00 during a 90 day period, beginning February 15, 2002. On May 23, 2002, our ADRs were, as expected, delisted from the Nasdaq and our shares now trade on the

Over the Counter Bulletin Board ("OTC BB") in the United States. The delisting did not affect the normal course of business for our operating companies.

Description of Business

        We own and operate broadband communications networks in 12 countries in Europe. Our operations are organized into three principal divisions. UPC Distribution, which delivers video, internet and telephone services to residential customers (the "Triple Play"). UPC Media, which comprises our converging chello broadband internet business and our content and programming businesses, led by UPCtv. UPC Media's operations also include certain of our interactive digital products. Priority Telecom, which operates our CLEC business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telephone services to residential customers through UPC Distribution.

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

        Since formation, we have developed largely through acquisitions and organic growth in new services, which have resulted in significant growth in our consolidated revenues and expenditures.

        During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. Our strategic vision has changed our focus from an aggressive digital roll-out to increasing the volume of our sales of products and services that have better gross margins and profitability. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

  Revenue

        The following table presents an overview of our revenues by segment for the three and six months ended June 30, 2002 and 2001.

	Revenue for the Three Months Ended June 30,
	2002	2001
	(In thousands of Euros)
Triple Play Distribution(1)	318,748	276,966
DTH	7,217	24,128
Programming	-	20,663
Other	11,006	12,116
Intercompany Eliminations	-	(19,542)

Total Distribution	336,971	314,331

Priority Telecom	30,876	71,024
UPC Media	17,860	20,372
Corporate, IT & Other	-	1,203
Intercompany Eliminations	(26,790)	(49,437)

Total	358,917	357,493

	Revenue for the Six Months Ended June 30,
	2002	2001
	(In thousands of Euros)
Triple Play Distribution(1)	628,329	536,806
DTH	14,429	45,843
Programming	-	43,036
Other	21,046	26,005
Intercompany Eliminations	-	(41,487)

Total Distribution	663,804	610,203

Priority Telecom	62,992	129,934
UPC Media	36,375	36,725
Corporate, IT & Other	123	2,108
Intercompany Eliminations	(58,065)	(88,029)

Total	705,229	690,941

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers.

        Revenue increased 1.4 million, or 0.4%, from 357.5 million for three months ended June 30, 2001 to 358.9 million for the three months ended June 30, 2002. The improvement of 22.6 million from Distribution was substantially off-set by the 40.1 million decrease in the revenue of Priority Telecom, the 2.5 million decrease in the revenue of UPC Media and 1.2 million decrease in the revenue of Corporate, IT & Other.

        Revenue increased 14.3 million, or 2.1%, from 690.9 million for six months ended June 30, 2001 to 705.2 million for the six months ended June 30, 2002. The improvement of 53.6 million from Distribution was partially off-set by the 66.9 million decrease in the revenue of Priority Telecom, the

0.4 million decrease in the revenue of UPC Media and 2.0 million decrease in the revenue of Corporate, IT and Other.

        UPC Distribution.    For the three months ended June 30, 2002, revenue from UPC Distribution increased 22.6 million to 337.0 million, from 314.3 million for the three months ended June 30, 2001, a 7.2% increase. Increases of 41.8 million from Triple Play were partially offset by a 16.9 million decrease in DTH and 1.1 million decrease in Other. For the six months ended June 30, 2002, revenue from UPC Distribution increased 53.6 million to 663.8 million, from 610.2 million for the six months ended June 30, 2001, a 8.8% increase. Increases of 91.5 million from Triple Play were partially offset by a 31.4 million decrease in DTH and a 5.0 million decrease in Other.

        Of the 41.8 million increase in Triple Play revenue for the three months ended June 30, 2002, 8.5 million is from cable television and digital, 9.7 million from telephone, and 23.6 million from internet. Of the 91.5 million increase in Triple Play revenue for the six months ended June 30, 2002, 21.7 million is from cable television and digital, 21.2 million from telephone, and 48.5 million from internet. The increase of Triple Play revenue is a combination of an increase in RGUs through organic growth, as well as an increase in average revenue per subscriber ("ARPU"). At June 30, 2002, Triple Play revenue generating units ("RGUs") were 8,379,200, which represents an increase of 295,900 from June 30, 2001 when Triple Play RGUs were 8,083,300.

        The 16.9 million and 31.4 million decreases in DTH revenue for the three and six months ended June 30, 2002, respectively, are attributable to the fact that our Polish DTH business, was as of December 7, 2001 contributed to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a newly formed, non consolidated, joint venture with Canal+, in which we have a 25% investment.

        UPC Distribution no longer has any programming revenue due to the closure of the sports channels in the Central European region as of December 2001.

        Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom. UPC Distribution has entered into agreements with Priority Telecom for the provision by UPC Distribution of network, maintenance and operations services. This intercompany revenue is eliminated in our consolidated results.

        Priority Telecom.    Priority Telecom revenue decreased 40.1 million from 71.0 million for the three months ended June 30, 2001 to 30.9 million for the three months ended June 30, 2002. Priority Telecom revenue decreased 66.9 million from 129.9 million for the six months ended June 30, 2001 to 63.0 million for the six months ended June 30, 2002. The decrease in revenue is primarily attributable to the closure of the international wholesale voice and data business and, to a lesser extent, the closure of operations in non-core countries.

        UPC Media.    UPC Media revenue decreased 2.5 million from 20.4 million for the three months ended June 30, 2001 to 17.9 million for the three months ended June 30, 2002. UPC Media revenue decreased 0.4 million from 36.7 million for the six months ended June 30, 2001 to 36.4 million for the six months ended June 30, 2002. The decrease in UPC Media's revenue is attributable to the revision of the chello broadband affiliate agreement, which reduced UPC Media's revenue share from 40% of internet access in 2001 to 20% in 2002 as the result of the transfer of the chello technology organization to UPC Distribution in December 2001. In addition, revenue decreased due to the closure of under performing thematic channels. These decreases in revenue were largely offset by an increase in revenue achieved through improved ARPU, stable subscriber growth and an increase in UPCtv revenue, which was positively impacted by the growth in UPC Distribution's cable television and digital subscribers.

        Corporate, IT and Other.    The decrease in Corporate, IT and Other revenue of 1.2 million and 2.0 million for the three and six months ended June 30, 2002, respectively, relates to the loss of management fees from Tevel, which filed for bankruptcy protection in March 2002. In addition we did not record any management fees from our Melita operating company, in accordance with the recapitalization agreement reached in the second quarter of 2002.

        Intercompany eliminations.    Intercompany eliminations decreased by 22.6 million from 49.4 million for the three months ended June 30, 2001 to 26.8 million for the three months ended June 30, 2002. Intercompany eliminations decreased by 30.0 million from 88.0 million for the six months ended June 30, 2001 to 58.1 million for the six months ended June 30, 2002. The intercompany elimination of 26.8 million and 58.1 million for the three and six months ended June 30, 2002 respectively, relates to inter-divisional revenue that is received by Priority Telecom, UPC Media, and UPC Distribution.

        Priority Telecom received 3.0 million and 9.2 million switch and other revenue from UPC Distribution, for the three and six months ended June 30, 2002, respectively, for Priority Telecom's services relating to UPC Distribution's residential customers. UPC Media received 14.1 million and 27.9 million from UPC Distribution, for the three and six months ended June 30, 2002, respectively, for providing affiliated local operators with high speed internet connectivity, caching, local language broadband portals and marketing support fee. The services and fees charged under the franchise agreements have changed in 2002 so that among other things, chello broadband's revenue fee per subscriber have been reduced, resulting in lower intercompany revenue in 2002. UPC Media receives further revenue for the provision of programming services to UPC Distribution. UPC Distribution received 9.7 million and 21.0 million in revenue from Priority Telecom primarily for the provision of network related services, for the three and six months ended June 30, 2002, respectively.

  Adjusted EBITDA

        The following table presents an overview of our Adjusted EBITDA by segment for the three and six months ended June 30, 2002 and 2001.

	Adjusted EBITDA(1) for the Three Months Ended June 30,
	2002	2001
	(In thousands of Euros)
Triple Play Distribution(1)	89,211	44,762
DTH	242	(2,265)
Programming	-	(10,611)
Other	5,865	4,606

Total Distribution	95,318	36,492

Priority Telecom	(1,473)	(26,267)
UPC Media	(112)	(33,603)
Corporate, IT & Other	(26,239)	(30,990)

Total	67,494	(54,368)

	Adjusted EBITDA(1) for the Six Months Ended June 30,
	2002	2001
	(In thousands of Euros)
Triple Play Distribution(2)	171,747	80,992
DTH	766	(7,790)
Programming	-	(22,786)
Other	10,680	5,071

Total Distribution	183,193	55,487

Priority Telecom	(6,149)	(47,431)
UPC Media	(5,687)	(69,164)
Corporate, IT & Other	(49,049)	(54,068)

Total	122,308	(115,176)

(1)
Adjusted EBITDA represents net operating loss before depreciation, amortization, stock-based compensation charges including retention bonuses, and impairment and restructuring charges. Industry analysts generally consider EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

(2)
Triple Play includes cable television, telephone, internet and digital.

        For the three months ended June 30, 2002, Adjusted EBITDA improved by 121.9 million, from negative 54.4 million for the three months ended June 30, 2001 to positive 67.5 million for the three months ended June 30, 2002. Of this improvement, 58.8 million is from UPC Distribution, 24.8 million is from Priority Telecom, 33.5 million is from UPC Media and 4.8 million is from Corporate, IT and Other.

        For the six months ended June 30, 2002, Adjusted EBITDA improved by 237.5 million, from negative 115.2 million for the six months ended June 30, 2001 to positive 122.3 million for the six months ended June 30, 2002. Of this improvement, 127.7 million is from UPC Distribution, 41.3 million is from Priority Telecom, 63.5 million is from UPC Media and 5.0 million is from Corporate, IT and Other.

        UPC Distribution.    UPC Distribution Adjusted EBITDA increased by 58.8 million from 36.5 million for the three months ended June 30, 2001 to 95.3 million for the three months ended June 30, 2002. Of the 58.8 million increase 44.4 million is from Triple Play, 2.5 million is from DTH, 10.6 million is from Programming and 1.3 million is from Other. For the six months ended June 30, 2002 Adjusted EBITDA increased 127.7 million to 183.2 million from 55.5 million for the six months ended June 30, 2001. Of the 127.7 million increase, 90.8 million is from Triple Play, 8.6 million is from DTH, 22.8 million is from Programming and 5.6 million is from Other. The improvement in Adjusted EBITDA for both the six months and three months ended June 30, 2002 are the result of; increased operational efficiencies achieved by cost control, improvements in processes and systems and organizational rationalization, improved gross margins brought about by continued negotiations with major vendors; and the improvements in gross profit brought about by successfully driving higher service penetration in existing customer base and continuing to achieve increased ARPU.

        Priority Telecom.    For the three months ended June 30, 2002 Adjusted EBITDA improved 24.8 million to negative 1.5 million, from negative 26.3 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 Adjusted EBITDA improved 41.3 million to negative 6.1 million, from negative 47.4 million for the six months ended June 30, 2001. Adjusted EBITDA has improved due to the termination of non-profitable business lines (the international wholesale voice and data business) and ceasing operations in non-profitable countries. In addition, strong cost control procedures have been put into place to reduce operating expenses.

        UPC Media.    For the three months ended June 30, 2002 Adjusted EBITDA improved 33.5 million to negative 0.1 million, from negative 33.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 Adjusted EBITDA improved 63.5 million to negative 5.7 million, from negative 69.2 million for the six months ended June 30, 2001. Improved Adjusted EBITDA primarily reflects the continued focus on profitable revenue growth and cost reduction with the Media division and the transfer of the operating expenses associated with the provision of broadband internet access services to UPC Distribution in December 2001.

        Corporate, IT and Other.    For the three months ended June 30, 2002 Adjusted EBITDA improved 4.8 million to negative 26.2 million, from negative 31.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 Adjusted EBITDA improved 5.0 million to negative 49.0 million, from negative 54.1 million for the six months ended June 30, 2001. Adjusted EBITDA for Corporate, IT and Other includes costs for our corporate functions, development costs relating to our digital set-top computer, the research of new technologies and development of our integrated pan-European IT platform. As with the other divisions in the group, continued corporate cost control is improving Adjusted EBITDA.

        The Company's consolidated Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Operating loss	(132,972)	(615,751)	(261,523)	(922,800)
Depreciation and amortization	172,268	260,363	344,900	505,542
Stock-based compensation expense (credit), including retention bonuses	7,093	(9,315)	13,883	(8,253)
Impairment and restructuring charges	21,105	310,335	25,048	310,335

Consolidated Adjusted EBITDA	67,494	(54,368)	122,308	(115,176)

Operating Expenses

        Operating expenses include direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, technology, programming, content and franchise fees.

        For the three months ended June 30, 2002 our consolidated operating expenses decreased 55.8 million to 192.7 million, from 248.5 million for the three months ended June 30, 2001. The 55.8 million decrease consists of a 38.7 million decrease in direct costs and 17.1 million decrease in other operating expenses. Of the 38.7 million decrease in direct costs, 21.4 million is attributable to the decrease in programming costs, 21.8 million to the decrease in business telephony costs and 5.7 million to the decrease in internet costs. These decreases were partially offset by a 9.9 million increase in residential telephony, television and other direct costs. For the six months ended June 30, 2002 our consolidated operating expenses decreased 123.1 million to 380.7 million, from 503.8 million for the six months ended June 30, 2001. The 123.1 million decrease in operating expenses consists of a 90.9 million decrease in direct costs and 32.3 million decrease in other operating expenses. Of the 90.9 million decrease in direct costs, 46.7 million is attributable to the decrease in programming costs, 41.9 million to the decrease in business telephony costs and 14.6 million to the decrease in internet costs. These decreases were partially offset by a 12.3 million increase in residential telephony, television and other direct costs. For the three months and six months ended June 2002 the decrease in programming costs is primarily attributable to the deconsolidation of Poland DTH and the closure of the sport channels in the central European region, as of December 2001. The decrease in business telephony costs is primarily attributable to the closure of the international wholesale voice and data business and the decrease in internet direct costs reflects a reallocation from direct costs to operating expenses, which is a result of the transfer of the internet access business from chello broadband to UPC Distribution.

        The 17.1 million and 32.3 million decrease in other operating expenses for the three and six month period ended June 2002 is primarily attributable to decrease in network and customer operations, programming and content costs, and is the result of numerous initiatives targeted to improve operational efficiencies.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs relating to human resources, IT, general services, management, finance, and customer acquisition costs. Selling, general and administrative expenses include stock-based compensation.

        For the three months ended June 30, 2002 our consolidated selling, general and administrative expenses decreased 48.2 million to 105.8 million, from 154.0 million for the three months ended June 30, 2001. For the six month period ended June 30, 2002 our consolidated selling, general and administrative expenses decreased 77.9 million to 216.1 million, from 294.0 million for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses reflects tighter cost controls.

Depreciation and Amortization

        During the three months ended June 30, 2002, our depreciation and amortization expense decreased 88.1 million to 172.3 million, from 260.4 million for the three months ended June 30, 2002, a 33.8% decrease. During the six months ended June 30, 2002, our depreciation and amortization expense decreased 160.6 million to 344.9 million, from 505.5 million for the six months ended June 30, 2001, a 31.8% decrease. This was mainly due to the fact that, in accordance with the adoption of SFAS 142, we ceased amortizing goodwill, effective January 1, 2002.

Interest Expense

        During the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, interest expense decreased 22.2 million to 224.9 million, from 247.1 million, a 9.0% decrease. The decrease is mainly associated with the unwinding of certain swap agreements. During the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, interest expense decreased 10.2 million to 455.1 million, from 465.3 million, a 2.2% decrease. Of the interest expense for the three and six months ended June 30, 2002, 64.7 million and 123.1 million, respectively, is classified as Interest Expense Related Party due to United's acquisition of a portion of our senior notes and senior discount notes and the Exchangeable Loan in the first quarter of 2002. We continue to accrue for the interest on the senior notes and senior discount notes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Cash Current Pay:
Bank & Other	(66,167)	(83,571)	(128,782)	(158,089)
Senior Notes	(55,484)	(72,917)	(127,731)	(145,067)

	(121,651)	(156,488)	(256,513)	(303,156)

Non-Cash Accretion:
Discount Notes	(78,077)	(68,170)	(153,172)	(131,071)
Exchangeable Loan	(14,557)	(5,179)	(29,880)	(5,179)
New DIC Loan	-	(169)	-	(338)
Deferred Financing	(10,650)	(17,096)	(15,576)	(25,577)

	(103,284)	(90,614)	(198,628)	(162,165)

Total Interest Expense	(224,935)	(247,102)	(455,141)	(465,321)

        In the first quarter of 2002, we commenced discussions with holders of our senior notes and senior discount notes, as well as with United, our parent, as holder of the Exchangeable Loan and such notes, aimed at reaching an agreement on restructuring of such indebtedness, including the reduction or elimination of such indebtedness. If a satisfactory restructuring is agreed upon, it could result in a substantial reduction in our cash and non-cash interest expenses in 2003 and thereafter. If we are unable to restructure our indebtedness, it is likely that our cash and non-cash interest expense will increase in 2003 and thereafter as a result of accretion in value of our senior discount notes and the interest on potential additional draw downs on the UPC Distribution Bank Facility.

Foreign Exchange Gain (Loss) and Other Income (Expense)

        The net gain from foreign exchange gain (loss) and other income (expense) increased 483.2 million from a loss of 104.3 million for the three months ended June 30, 2001 to a gain of 587.6 million for the three months ended June 30, 2002. The net gain from foreign exchange gain (loss) and other income (expense) increased 527.0 million from a loss of 182.5 million for the six months ended June 30, 2001 to a gain of 344.6 million for the six months ended June 30, 2002. The gain is mainly a result of an increase in foreign exchange result on the dollar denominated debt as the Euro strengthened against the U.S. dollar. For the three and six months ended June 30, 2002, we recorded in other income and expense a loss of 2.9 million and 180.7 million, respectively, in connection with mark-to-market valuations.

Share in Results of Affiliated Companies, Net

        For the three months ended June 30, 2002, our share in net losses of affiliated companies increased 2.4 million to 18.4 million, from 16.0 million for the three months ended June 30, 2001, a 15.3% increase, as the losses in our affiliates increased. For the six months ended June 30, 2002, our share in net losses of affiliated companies decreased 22.4 million to 39.7 million, from 62.1 million for the six months ended June 30, 2001, a 36.0% decrease. The decrease for the six months ended June 30, 2002, relates to the implementation of SFAS 142, as we did not record amortization of excess basis on our equity investments and we did not recorded any losses on Tevel as we have completely written off their assets.

Extraordinary Gain

        The extraordinary gain of 471.7 million for the six months period ended June 30, 2002, in part relates to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts of 124.5 million recognized during the first three months of 2002 and an extraordinary gain of 347.2 million associated with the unwinding of certain swap agreements, recognized during the three months ended June 30, 2002. In a separate transaction on February 1, 2002, we amended certain swap agreements with a bank effective as of January 31, 2002. We entered into swap agreements in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to us under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank was to deliver to us approximately 400 million, in aggregate principal amount of our senior notes and senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to us 353.2 million, in aggregate principal amount of our senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

        On June 11, 2002, we unwound certain swap agreements with a bank. The swap agreements were entered into in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to a potential event of default as a result of our non-payment of interest on the senior notes, during which time the bank was not obliged to make payments to us under the swap agreement. In settlement of the bank's obligations to us, the bank delivered approximately 51.4 million in aggregate principal amount of our senior notes and senior discount notes held by that bank.

        On delivery of the senior notes and senior discount notes described in the two transactions above, our indebtedness was reduced by 404.6 million and we recognized an extraordinary gain of 347.2 million during the three months ended June 30, 2002 on the cross currency swaps. In addition, we reduced our accrued interest expense, associated with these notes.

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

New Accounting Principles

        We adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with

APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives. We finalized the process of comparing the fair value of our reporting units with their respective carrying amounts, including goodwill. This process enabled us to identify any potential goodwill impairment from the adoption of SFAS 142. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. It is possible that a substantial cumulative effect adjustment may be required as a result of this process. As of June 30, 2002, net goodwill of approximately 2.9 billion is included in the accompanying condensed consolidated balance sheets.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for our 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. We have not adopted SFAS 145 and are currently evaluating the impact of SFAS 145 on our consolidated financial statements. We do not believe that the adoption of SFAS 145 will have a material impact on our net loss, financial position or cash flows.

        On June 28, 2002 the Financial Accounting Standards Board voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on its results of operations and financial position.

Statements of Cash Flows

        We had cash and cash equivalents of 382.8 million as of June 30, 2002, a decrease of 472.2 million from 855.0 million as of December 31, 2001.

Cash Flows from Operating Activities

        During the six months ended June 30, 2002, net cash flow used in operating activities was 246.3 million compared to a use of 569.7 million for the comparable period in 2001. This decrease of cash used for operating activities was mainly related to a decrease in cash invested in current assets and of cash used for operating expenses, and a decrease in cash used in selling, general and administrative expense.

        The interest payments due on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007, 11 1/4% Senior Notes due 2009

were not paid. Our failure to make the interest payments on these notes did not affect our operating cashflow as it was offset by an increase in current liabilities.

Cash Flows from Investing Activities

        We used 200.8 million of net cash flow in investing activities during the six months ended June 30, 2002, compared to 452.9 million for the six months ended June 30, 2001. This decrease was primarily related to a decrease in capital expenditure.

Cash Flows from Financing Activities

        We had 33.9 million of cash outflows from financing activities during the six months ended June 30, 2002, compared to 523.6 million of cash inflows during the six months ended June 30, 2001. The decrease related to the fact that we did not have substantial net proceeds from long- and short-term borrowings, whereas we had 300.0 million cash inflows from the Distribution Bank Facility, 1.0 billion cash inflow from the Exchangeable Loan, offset by 750.0 million cash outflow from the UPC Bridge Facility in the first six months of 2001.

Consolidated Capital Expenditures

        Since 1995, we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction. At the end of 2001, we completed a strategic review of the business, which has resulted in a reduced capital expenditure programme for 2002, as we focus on increasing penetration of new services in our existing upgraded operating area and efficient deployment of capital on a limited basis, aimed at causing product deployment to result in positive net present values.

        In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, Priority Telecom, our digital distribution platform and DTH, including expansion into Central Europe, requires capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, and related support systems, IT and equipment.

        For the year 2002, we plan a significant reduction in capital expenditures. Customer premise equipment ("CPE") costs in 2002 are expected to decrease based on current negotiated prices, which are continuing to decrease further as market rates for such equipment continue to fall aided by centrally led contract negotiations. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval.

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

Liquidity and Capital Resources

        Historically, we have financed our operations and acquisitions primarily from:

  •
  cash contributed by United Europe, Inc., a subsidiary of UGC Holdings, upon our formation,

  •
  debt financed at the UPC corporate level and at the operating company level,

  •
  equity raised in our initial public offering, secondary offering and private offering of convertible preference shares,

  •
  debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes, and

  •
  proceeds raised from the May 2001 Exchangeable Loan entered into by our wholly-owned subsidiary Belmarken Holding B.V., and

  •
  operating cash flow.

        In general, we have been primarily dependent on the capital markets in the past to fund acquisitions, developing systems and products and corporate overhead, using the cash contributed by United Europe, Inc. upon formation and debt and equity raised at the UPC Corporate level for such purposes. However, going forward we may not be able to access the capital markets as a source of capital. Our current plans do not anticipate such access, although we might access such markets if we are able.

        In addition, we have financed our well-established systems and, when possible, our developing systems, with debt at the subsidiary levels and with operating cash flow. Well-established systems generally have stable positive cash flows that are used to partially offset funding necessary for new product offerings, including telephone and internet/data. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until alternative financing can be secured.

        In 2002 and thereafter, we anticipate that the sources of capital possibly available to us will include working capital and operating cash flows, proceeds from the disposal of non-core investments, and further internal reorganization and alignment of businesses, draw downs under the UPC Distribution Bank Facility and vendor financing. We do not anticipate access to the capital markets as a source of funding unless we are able to restructure our existing indebtedness. If we are able to complete our planned debt restructuring satisfactorily and are able to implement a rationalization of our non-core investments and improve our operating performance, we believe that our existing cash balance, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility, will be sufficient to fund operations for the foreseeable future. However, during the period in which the waivers are in place in relation to the cross events of default under our UPC Distribution Bank Facility we have a draw down limitation of 100 million under this facility. Drawings under the limitation are subject to certain conditions. Should the planned debt restructuring, further internal reorganization and alignment of businesses and the investment rationalization program be unsuccessful, or should operating results fall behind our current business plan, there is uncertainty whether we will have sufficient funds to meet our expenditure or debt commitments and as such not be able to continue as a going concern.

Liquidity Requirements

        As a result of our failure to pay interest when due on our senior notes, the maturity of those notes, our senior discount notes, the Exchangeable Loan and the UPC Distribution Facility may be accelerated at any time, subject, in the case of the Exchangeable Loan and the UPC Distribution Facility to conditional waivers granted by the holders of such indebtedness. Consequently, all such indebtedness, as well as the EWT Facility has been classified as current portion of long-term debt.

        The table below shows the maturity dates of our future obligations, based on the classification of our defaulted indebtedness as current portion of long-term debt.

Contractual Obligations

	Payments due by Period
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
	(In thousands of Euros)
Short term debt	90,862	-	-	-	90,862
Long term debt	8,371,928	28,407	11,130	404,830	8,816,295
Operating Leases	25,352	63,364	61,804	34,181	184,701
Unconditional Purchase Obligations	61,909	43,384	-	-	105,293
Other Long term Obligations	26,997	62,076	42,248	126,230	257,551

Total Contractual Cash	8,577,048	197,231	115,182	565,241	9,454,702

        Even if the indebtedness described above were not defaulted and were classified as short- or long-term indebtedness in accordance with the contractual terms of the indebtedness, we would have substantial liquidity requirements in 2002 and thereafter. For example, cash payable in 2002 under the existing contractual terms of our senior notes, senior discount notes, the Exchangeable Loan, UPC Distribution Bank Facility and other short- and long-term debt amounts to approximately 550.0 million. In addition, principal payments scheduled in 2002 under the existing contract terms for such debt amount to approximately 145.6 million.

        Our non-restricted cash and cash equivalents were 382.8 million at June 30, 2002. Our ability to draw on available cash under borrowing facilities may be limited because of existing defaults. Because of our future cash obligations, our anticipated cash flows and our belief that we will not be able to access the capital markets in the short term, we have commenced discussions aimed at restructuring our outstanding indebtedness, including our senior notes, senior discount notes and the Exchangeable Loan.

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

Amsterdam Exchange—Negative Equity

        As of June 30, 2002 we had negative shareholders' equity. This does not affect the fundamentals of our business and is a function of significant capital investment with correspondingly high depreciation and amortization charges, typical of the telecommunications industry. Upon occurrence of the event, we promptly reported this deficit to the Euronext. As expected, the Euronext stock exchange has put our shares on the so called "penalty bench" until such time as we return to positive shareholders' equity. In addition, on February 14, 2002, Euronext removed our shares from the AEX index after a three-month notice period. This has not, however, resulted in a delisting of our shares, which are still freely tradeable. We believe that the status of our shares on Euronext will not have an impact on our business operations, although we believe it will have a negative effect on our stock price and could adversely affect our ability to raise equity in the future.

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

        In accordance with article 108A, book 2 of the Dutch Civil Code, we have addressed the issue of negative equity at our Annual General Shareholders' meeting on June 20, 2002.

Nasdaq National Market Listing Requirements

        Our ordinary shares were traded in the form of American Depositary Receipts ("ADRs") on the Nasdaq National Market ("Nasdaq") under the symbol "UPCOY." Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market.

        On January 2, 2002, our stock was trading below the USD 3.00 minimum bid price required to maturation a Nasdaq National Market Listing and has not traded above USD 3.00 to date. On February 14, 2002, we were informed, through a notification from Nasdaq, that we would be delisted on May 15, 2002, if the stock did not trade for 10 consecutive trading days above USD 3.00 during a 90 day period, beginning February 15, 2002. On May 23, 2002 our ADRs were, as expected delisted from Nasdaq, Our shares now trade on the Over the Counter Bulletin Board ("OTC BB") in the United States since May 24, 2002. We do not expect the delisting to affect the normal course of business for UPC's operating companies. We will be eligible to relist on the Nasdaq if we complete our balance sheet restructuring and are in compliance with Nasdaq rules.

Sources of Capital

        We had approximately 382.8 million of cash and cash equivalents on hand as of June 30, 2002. In addition, we had additional borrowing capacity at the holding company and subsidiary level, although our ability to access such capacity may be restricted or eliminated as a result of defaults arising in the first quarter of 2002, as discussed in Item 2 "Recent Developments". To date, our principal sources of capital have been debt and equity capital raised at our corporate level and debt securities and bank debt issued or borrowed by subsidiaries. We do not expect to access these sources of capital in 2002 and thereafter, except for the permitted borrowing of 100 million under the UPC Distribution Bank Facility, unless we are able to restructure our existing indebtedness.

        As of June 30, 2002, the amount outstanding under the UPC Distribution Bank Facility has not increased as compared to amounts outstanding as of December 31, 2001. As of June 30, 2002, 3.1 billion is outstanding under this Facility.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

        As of June 30, 2002, we had cash and cash equivalents of approximately 382.8 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union) however, we do not expect any material losses with respect to our investment portfolio.

Inflation and Foreign Currency Exchange Rate Losses

        To date, we have not been impacted materially by inflation.

        The value of our monetary assets and liabilities is affected by fluctuations in foreign currency exchange rates as accounts payable for certain equipment purchases and certain operating expenses, such as DTH and programming expenses, are denominated in currencies other than the functional currency of the entity making such payments. We and some of our operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency, exposing us to foreign currency exchange risks on these monetary assets and liabilities. Historically, we have not hedged our exposure to foreign currency exchange rate operating risks. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. In connection with our offerings of senior notes in July 1999, October 1999 and January 2000 we entered into cross-currency swap agreements, exchanging U.S. dollar denominated obligations for Euro denominated obligations. These swap agreements were unwound as of June 30, 2002.

        The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Hungary, Romania, Slovak Republic and Czech Republic, and operations, which report in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currencies are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

        We are risk adverse towards foreign currency risk and therefore actively seek to manage our foreign currency risk by entering into hedge instruments where appropriate and available to us in the financial markets. We use cross currency swaps, currency deposits and forward contracts to hedge the exposure. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We have consistently managed our foreign currency risk through the use of these instruments.

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

        The tables below provide information about us and our consolidated subsidiaries' foreign currency exchange risk for cash and debt which is denominated in foreign currencies outside of the European Monetary Union as of June 30, 2002, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is our reporting currency. The instruments' actual cash flows are denominated in U.S. dollars.

	Amount Outstanding as of June 30, 2002		Expected Repayment(1) as of June 30,
	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros)
Dollar Denominated Facilities
UPC Senior Notes due 2009	770,801	100,204	770,801	-	-	-	-	-
UPC Senior Notes due 2007	171,946	22,353	171,946	-	-	-	-	-
UPC Senior Notes due 2009	241,052	31,337	241,052	-	-	-	-	-
UPC Senior Notes due 2010	230,947	30,023	230,947	-	-	-	-	-
UPC Senior Discount Notes due 2009	577,621	66,944	577,621	-	-	-	-	-
UPC Senior Discount Notes due 2009	356,101	43,536	356,101	-	-	-	-	-
UPC Senior Discount Notes due 2010	706,719	91,080	706,719	-	-	-	-	-
UPC Senior Notes due 2010	572,014	74,362	572,014	-	-	-	-	-
PCI Notes	14,683	2,524	-	14,683	-	-	-	-
@Entertainment 1998 Senior Discount Notes	178,511	47,664	-	-	-	-	-	178,511
@Entertainment 1999 Senior Discount Notes	159,081	38,565	-	-	-	-	-	159,081
@Entertainment 1999 Series C Senior Discount Notes.	18,485	6,194	-	-	-	-	-	18,485
Exchangeable Loan	925,061	925,061	925,061	-	-	-	-	-

(1)
Based on classification of indebtedness in our consolidated financial statements for the six months ended June 30, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables.

        In connection with our offering of senior notes in July 1999, October 1999 and January 2000, as well as the UPC Distribution Bank Facility, we entered into cross-currency and interest rate swap agreements, exchanging U.S. dollar-denominated obligations for Euro denominated obligations. The cross-currency and interest rate swap agreements on the July 1999, October 1999 and January 2000 senior notes were unwound as of June 30, 2002.

        On February 1, 2002, we amended certain swap agreements with one of our banks. The swap agreements were entered into in connection with the issuance of certain of our notes. The swap agreements were subject to early termination upon the occurrence of certain events. The amendment provided that the bank's obligations to us under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank will deliver to us approximately 400 million in aggregate principle amount of our senior notes described above held by that bank, subject to adjustment in the case of certain circumstances, and subject to movements in EUR/USD exchange rate. On June 28, 2002, we received senior notes and senior discount notes with an aggregate amount of 404.6 million. Accordingly, we recognized an extraordinary gain of 347.2 million.

        On June 11, 2002, we unwound certain swap agreements with a bank. The swap agreements were entered into in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to a potential event of default as a result of our non-payment of interest on the senior notes, during which time the bank was not obliged to make payments to us under the swap agreement. In settlement of the bank's obligations to us, the bank delivered approximately 51.4 million in aggregate principal amount of our senior notes and senior discount notes held by that bank.

Interest Rate Sensitivity

        We actively seek to manage our exposure to interest rates and use various financial instruments like interest rate swaps, interest rate caps and fixed and floating rate credit instruments, when available to us and appropriate. While part of our fixed rate bonds have been swapped back to floating rate by way of swaps, we aim at fixing a minimum 50% of the interest rates on our bank debt to average tenors with a minimum tenor of one year. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We have consistently managed, were possible, our interest rate exposure through the use of these instruments.

        For descriptions of our senior notes, senior discount notes, the Exchangeable Loan, the UPC Distribution Bank Facility and other debt we refer to our audited consolidated financial statements for the year December 31, 2001 included in our Form 10-K Note 9.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2002, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency.

	Amount Outstanding as of June 30, 2002		Expected Repayment(1) as of June 30,
	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros)
Variable Rate Facilities
UPC Distribution Bank Facility(1)	3,126,669	3,126,669	3,126,669	-	-	-	-	-
EURIBOR/USD LIBOR + 0.75%-4.00%,

(1)
Based on classification of indebtedness in our consolidated financial statements for the six months ended June 30, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables.

	Amount Outstanding as of June 30, 2002		Expected Repayment(1) as of June 30,
	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros)
Fixed Rate Facilities
UPC Senior Notes due 2009	770,801	100,204	770,801	-	-	-	-	-
Average interest rate	10.875%	86.432%
UPC Senior Notes due 2007	171,946	22,353	171,946	-	-	-	-	-
Average interest rate	10.875%	92.872%
UPC Senior Notes due 2009	241,052	31,337	241,052	-	-	-	-	-
Average interest rate	11.250%	87.834%
UPC Senior Notes due 2009	213,057	21,306	213,057	-	-	-	-	-
Average interest rate	10.875%	92.645%
UPC Senior Discount Notes due 2009	577,621	66,944	577,621	-	-	-	-	-
Average interest rate	12.500%	59.994%
UPC Senior Discount Notes due 2009	356,101	43,536	356,101	-	-	-	-	-
Average interest rate	13.375%	57.863%
UPC Senior Discount Notes due 2009	136,836	13,370	136,836	-	-	-	-	-
Average interest rate	13.375%	53.355%
UPC Senior Notes due 2007	69,166	6,917	69,166	-	-	-	-	-
Average interest rate	10.875%	98.807%
UPC Senior Notes due 2009	69,747	6,975	69,747	-	-	-	-	-
Average interest rate	11.250%	57.681%
UPC Senior Discount Notes due 2010	706,719	91,080	706,719	-	-	-	-	-
Average interest rate	13.750%	55.250%
UPC Senior Notes due 2010	230,947	30,023	230,947	-	-	-	-	-
Average interest rate	11.500%	89.712%
UPC Senior Notes due 2010	572,014	74,362	572,014	-	-	-	-	-
Average interest rate	11.250%	88.004%
UPC Senior Notes due 2010	145,692	14,569	145,692	-	-	-	-	-
Average interest rate	11.250%	94.541%
PCI Notes	14,683	2,524	-	14,683	-	-	-	-
Average interest rate	9.875%	35.419%
@Entertainment 1998 Senior Discount Notes	178,511	47,664	-	-	-	-	-	178,511
Average interest rate	14.500%	55.030%
@Entertainment 1999 Senior Discount Notes	159,081	38,565	-	-	-	-	-	159,081
Average interest rate	14.500%	52.008%
@Entertainment 1999 Series C Senior Discount Notes	18,485	6,194	-	-	-	-	-	18,485
Average interest rate	7.000%	25.107%
DIC Loan	54,100	-	54,100	-	-	-	-	-
Average interest rate	10.000%	-
Exchangeable Loan	925,061	925,061	925,061	-	-	-	-	-
Average Interest rate	6.000%	6.000%

(1)
Based on classification of indebtedness in our consolidated financial statements for the six months ended June 30, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables.

Equity Prices

        As of June 30, 2002, we are exposed to equity price fluctuations related to our investments in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

	Number of Shares	Fair Value as of June 30, 2002
	(In thousands of Euros, except share amounts)
United	5,569,240	15,500
PrimaCom AG	4,948,039	2,969
SBS	6,000,000	113,000

        As of June 30, 2002, we are also exposed to equity price fluctuations related to our debt, which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates.

	Amount Outstanding as of June 30, 2002
			Expected Repayment as of June 30,
	Book Value
		Fair Value	2002	2003
	(In thousands of Euros)
Convertible Debt
DIC Loan	54,100	-	54,100	-
10% per annum
Exchangeable Loan	925,061	925,061	925,061	-
6.0% per annum

Derivative Instruments

        We use derivative instruments from time to time to manage interest rate risk on our floating-rate debt facilities and reduce our exposure to foreign currency exchange rate risk. In connection with certain borrowings, we have entered into both cross-currency swaps and interest rate swaps, providing economic hedges to both currency and interest rate exposure.

        The following table details the fair value of the derivate instruments outstanding as of June 30, 2002 by related borrowing:

Borrowing	Type of Instrument	As of June, 30 2002	As of December, 31 2001
July 1999 Notes	Cross currency/interest rate swap	-	101,736
October 1999 Notes	Cross currency/interest rate swap	-	55,522
January 2000 Notes	Cross currency/interest rate swap	-	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(72,692)	(47,065)

Total derivative (liabilities) assets, net		(72,692)	146,934

        Of the above derivative instruments, only the 1.725 billion contract on the UPC Distribution Bank Facility qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' deficit. The remaining instruments are marked to market each period with the corresponding fair value gain or loss recorded as a part of foreign currency exchange gain (loss) and other income (expense) in the consolidated statement of operations. The fair values consider all rights and obligations of the respective instruments, including the set-off provisions described below. For the three months ended June 30, 2002 and 2001, we recorded a loss of 2.9 million and 57.0 million, respectively, and for the six months ended June 30, 2002 and 2001, we recorded a loss of 180.7 million and a gain of 25.6 million, respectively, in connection with the mark-to-market valuations.

        Certain derivative instruments include set-off provisions that provide for early termination upon the occurrence of certain events, including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party, be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If we are the defaulting party and the counterparty to the swap holds bonds of us, these bonds may be used to settle the obligation of the counterparty to us. In such an event of settlement, we would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds that must be delivered is based on the principal (i.e. face) amount of the bonds held and not the fair value, which may be substantially less. In June 2002, we recognized an extraordinary gain of 347.2 million from the delivery by certain banks of 404.6 million in aggregate principal amount of our senior notes and senior discount notes as settlement of the interest rate/cross currency derivative contracts on our July 1999 Senior Notes, our October 1999 Senior Notes and the our January 2000 Senior Notes.

        The condensed consolidated balance sheets reflect these instruments as derivative assets or liabilities as appropriate.

PART II—OTHER INFORMATION

Item 3—Defaults Upon Senior Securities

        Information regarding default on senior securities is contained in Part I, Item 2 "Recent Developments".

Item 4—Submission of Matters to a Vote of Security Holders

        Our 2002 Annual Meeting of Shareholders took place on June 20, 2002. The shareholders voted upon the following matters:

  •
  To adopt the Annual Accounts of the Company for the fiscal year ended December 31, 2001;

  •
  To grant discharge to the members of the Supervisory Board and the Board of Management from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2001;

  •
  To grant authority to the Board of Management to repurchase up to 10% of the Company's outstanding share capital for a period of 18 months (until December 20, 2003);

  •
  To appoint the firm KPMG as independent auditors;

        With respect to each matter voted upon at the annual meeting, a majority of the votes cast by shareholders were in cast in favour of such proposal.

Item 5—Other Information

	As at June 30, 2002
	UPC Paid in Ownership	Homes in Serviceable Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Basic Subscribers	Basic Penetration (4)	Direct to Home (DTH)	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	479,900	169,500	333,900	69.6%	-	31,200
Sweden	100.0%	770,000	421,600	253,500	269,100	63.8%	-	10,400
Belgium	100.0%	530,000	152,600	152,600	127,600	83.6%	-	-
France	92.0%	2,656,600	1,335,700	640,600	455,700	34.1%	-	9,600
The Netherlands	100.0%	2,695,600	2,563,200	2,285,000	2,335,500	91.1%	-	61,300
Austria	95.0%	1,081,400	923,300	920,100	497,200	53.9%	-	13,100
Germany (EWT/TSS)(5)	51.0%	783,200	702,700	21,600	581,700	82.8%	-	-

Total Western Europe		9,045,800	6,579,000	4,442,900	4,600,700		-	125,600

Poland	100.0%	1,865,200	1,865,200	184,600	998,000	53.5%	-	-
Hungary	98.9–100.0%	1,001,100	952,800	481,800	668,500	70.2%	60,800	-
Czech Republic	99.9–100.0%	912,900	681,400	238,300	305,600	44.8%	43,200	-
Romania	51.0–100.0%	659,600	458,400	-	322,200	70.3%	-	-
Slovak Republic	100%	517,800	377,900	17,300	299,000	79.1%	9,600	-

Total Eastern Europe		4,956,600	4,335,700	922,000	2,593,300		113,600	-

Total consolidated		14,002,400	10,914,700	5,364,900	7,194,000		113,600	125,600

Non-consolidated companies:
Germany (PrimaCom)(6)	25.0%	1,982,600	1,965,000	449,900	1,300,900	66.2%	-	12,100
Israel(7)	46.6%	670,300	667,400	425,000	403,000	60.4%	-	180,200
Malta	50.0%	186,100	186,100	82,100	92,800	49.9%	-	-
Poland (TKP)(8)	25.0%	-	-	-	-		585,500	-

Total non-consolidated		2,839,000	2,818,500	957,000	1,796,700		585,500	192,300

Total		16,841,400	13,733,200	6,321,900	8,990,700		699,100	317,900

(1)
Homes in serviceable area represent the number of homes in franchise area of the operating company that could potentially be served.
(2)
Homes passed represent the number of homes in the serviceable area, which the constructed network passes.
(3)
Two-way homes passed represents the number of homes passed where customers can request and receive the installation of a two-way addressable set top device and customer services (e.g. the service is launched, customers are billed and normal service activity is available).
(4)
Basic penetration represents the number of basic subscribers as a ratio of the number of homes passed.
(5)
The occurrence of the events of default described in Item 2 "Recent Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On July 30, 2002, UPC transferred the shares to the holders of a minority interest in UPC Germany. After the transfer of the shares, UPC's interest in UPC Germany is reduced to 28.7% and will no longer consolidate UPC Germany.
(6)
Statistics of PrimaCom are as of March 31, 2002.
(7)
Statistics of Israel are as of March 31, 2002.
(8)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

	As at June 30, 2002
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	Lines Residential
Cable Telephone
Consolidated companies:
Norway	100.0%	127,200	20,000	22,100
France	92.0%	640,600	56,400	58,200
The Netherlands	100.0%	1,539,100	175,900	214,900
Austria	95.0%	899,700	143,800	145,000
Germany—(EWT/TSS)	51.0%	1,300	100	100

Total consolidated		3,207,900	396,200	440,300

Non-cable Telephone
Consolidated companies:
Czech Republic(1)	99.9–100.0%	17,700	3,200	3,200
Hungary(1)	98.9–100.0%	84,900	65,400	71,500

Total non-cable Telephone		102,600	68,600	74,700

Total		3,310,500	464,800	515,000

(1)
Hungary (Monor) and Czech Republic offer traditional telephone services.

	As at June 30, 2002
	UPC Paid in Ownership	Homes Serviceable	Residential Subscribers	3rd Party ISP Subscribers(1)
Internet
Consolidated companies:
Norway	100.0%	169,500	26,300	-
Sweden	100.0%	253,500	52,600	-
Belgium	100.0%	152,600	22,300	-
France	92.0%	640,600	19,700	-
The Netherlands	100.0%	2,285,000	270,600	3,700
Austria	95.0%	920,100	157,800	-
Germany (EWT/TSS)	51.0%	21,600	-	1,900

Total Western Europe		4,442,900	549,300	5,600

Poland	100.0%	184,600	10,700	-
Hungary	98.9–100.0%	384,800	15,400	3,800
Czech Republic	99.9–100.0%	238,300	-	10,000

Total Eastern Europe		807,700	26,100	13,800

Total consolidated		5,250,600	575,400	19,400

Non-consolidated companies:
Germany (PrimaCom)(2)	25.0%	449,900	-	39,100
Israel(3)	46.6%	-	-	-
Malta	50.0%	82,100	-	8,500

Total non-consolidated		532,000	-	47,600

Total		5,782,600	575,400	67,000

(1)
Internet subscribers who are not served by chello broadband.

(2)
Statistics of PrimaCom are as of March 31, 2002.

(3)
Statistics of Israel are as of March 31, 2002.

	As at June 30, 2001
	UPC Paid in Ownership	Homes in Serviceable Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Basic Subscribers	Basic Penetration (4)	Direct to Home (DTH)	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	475,400	150,200	331,500	69.7%	-	-
Sweden	100.0%	770,000	421,600	241,700	258,600	61.3%	-	-
Belgium	100.0%	530,000	152,100	152,100	123,600	81.3%	-	-
France	92.0%	2,653,200	1,267,900	485,400	417,600	32.9%	-	8,600
The Netherlands	100.0%	2,628,300	2,512,200	2,086,200	2,328,400	92.7%	-	33,500
Austria	95.0%	1,081,400	922,700	919,400	493,000	53.4%	-	-
Germany (EWT/TSS)	51.0%	712,200	712,200	4,000	588,900	74.6%	-	-

Total Western Europe		8,904,100	6,464,100	4,039,000	4,541,600		-	42,100

Poland	100.0%	1,950,000	1,851,800	181,000	1,022,800	55.2%	-	-
Hungary	98.9–100.0%	1,001,100	900,400	315,500	643,800	71.5%	45,600	-
Czech Republic	100%	913,000	786,400	179,300	362,400	47.3%	41,300	-
Romania	51.0–70.0%	648,500	450,700	-	288,800	64.1%	-	-
Slovak Republic	95.0–100.0%	517,800	371,700	17,300	312,800	84.1%	13,600	-

Total Eastern Europe		5,030,400	4,361,000	693,100	2,630,600		100,500	-

Total consolidated		13,934,500	10,825,100	4,732,100	7,172,200		100,500	42,100

Non-consolidated companies:
Germany (PrimaCom)	25.0%	1,924,300	1,924,300	418,000	1,304,900	67.8%	-	6,000
Israel	46.6%	660,000	652,100	405,000	434,300	66.6%	-	-
Malta	50.0%	184,500	181,000	35,000	86,200	47.6%	-	-

Total non-consolidated		2,768,800	2,757,400	858,000	1,825,400		-	6,000

Disposed Operations
Poland(5)	100.0%	-	-	-	-		385,800	-

Total Disposed Operations		-	-	-	-		385,800	-

Total		16,703,300	13,582,500	5,590,100	8,997,600		486,300	48,100

(1)
Homes in serviceable area represent the number of homes in franchise area of the operating company that could potentially be served.

(2)
Homes passed represent the number of homes in the serviceable area which the constructed network passes.

(3)
Two-way homes passed represents the number of homes passed where customers can request and receive the installation of a two-way addressable set top and "normal" customer services (e.g. the service is launched, customers are billed and normal service activity is available).

(4)
Basic penetration represents the number of basic subscribers as a ratio of the number of homes passed.

(5)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal+ ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

	As at June 30, 2001
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	Lines Residential
Cable Telephone
Consolidated companies:
Norway	100.0%	117,600	17,500	19,000
France	92.0%	485,400	55,000	57,500
The Netherlands	100.0%	1,410,300	154,200	192,500
Austria	95.0%	899,000	122,600	123,700
Germany—(EWT/TSS)	51.0%	1,300	100	100

Total consolidated		2,913,600	349,400	392,800

Non-cable Telephone
Consolidated companies:
Czech Republic(1)	100%	17,700	3,500	3,500
Hungary(1)	98.9–100.0%	84,900	68,100	73,400

Total non-cable Telephone		102,600	71,600	76,900

(1)
Hungary (Monor) and Czech Republic offer traditional telephone services.

	As at June 30, 2001
	UPC Paid in Ownership	Homes Serviceable	Residential Subscribers	3rd Party ISP Subscribers (1)	Data Over Satellite
Internet
Consolidated companies:
Norway	100.0%	150,200	20,500	-	-
Sweden	100.0%	241,700	40,400	-	-
Belgium	100.0%	152,100	18,800	-	-
France	92.0%	485,400	18,500	-	-
The Netherlands	100.0%	2,080,900	191,200	17,300	-
Austria	95.0%	919,400	122,300	-	-
Germany (EWT/TSS)	51.0%	4,000	-	100	-

Total Western Europe		4,033,700	411,700	17,400	-

Poland	100.0%	181,000	4,400	-	200
Hungary	100%	241,400	5,600	2,200	-
Czech Republic	100.0%	114,700	-	3,300	-

Total Eastern Europe		537,100	10,000	5,500	200

Total consolidated		4,570,800	421,700	22,900	200

Non-consolidated companies:
Germany (PrimaCom)	25.0%	418,000	5,400	18,900	-
Malta	50.0%	35,000	-	4,900	-

Total non-consolidated		453,000	5,400	23,800	-

Total		5,023,800	427,100	46,700	200

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

	As at June 30, 2002	As at June 30, 2001
Total RGUs
Consolidated companies
Norway	411,400	369,500
Sweden	332,100	299,000
Belgium	149,900	142,400
France	541,400	499,700
The Netherlands	2,847,000	2,728,000
Austria	811,900	737,900
Germany (EWT/TSS)	583,700	589,100

Total Western Europe	5,677,400	5,365,600

Poland	1,008,700	1,027,200
Hungary	813,900	765,300
Czech Republic	362,000	410,500
Romania	322,200	288,800
Slovak Republic	308,600	326,400

Total Eastern Europe	2,815,400	2,818,200

Disposed operations:
Poland (TKP)(1)	-	385,800

	-	385,800

Total consolidated	8,492,800	8,569,600

(1)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + (TKP) in which we have a 25% investment and is therefore reported as a disposed operation.

Item 6—Exhibits and Reports on Form 8-K

(a)
Exhibits

10.37	Letter Agreement dated as of May 3, 2002 between UPC and Charles Bracken.
(b)
Reports on Form 8-K filed during the Quarter

Date Filed	Date of Event	Item Reported
May 1, 2002	May 1, 2002	Item 5—Announcement of non-payment of interest of EUR 38.9 million, which is covered by the waivers of default.
May 23, 2002	May 23, 2002	Item 5—Announcement confirming that UPC's ordinary shares will trade on the OTCBB from opening on business of May 24, 2002.
May 31, 2002	May 31, 2002	Item 5—Announcement of intention of waivers of default until June 17, 2002.
June 17, 2002	June 17, 2002	Item 5—Announcement of intention of waivers of default until July 1, 2002.
June 21, 2002	June 19, 2002	Item 4—Announcement that the Supervisory Board of UPC determined based upon the recommendation of UPC's audit committee not to re-engage Arthur Andersen as its independent auditor.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
	By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer (and Principal Accounting Officer)
Date: August 14, 2002

CERTIFICATION

        The undersigned Chief Executive Officer and Chief Financial Officer of the Registrant each hereby certify that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ JOHN F. RIORDAN John F. Riordan President Chief Executive Officer
/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer
Date: August 14, 2002

QuickLinks

TABLE OF CONTENTS
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED BALANCE SHEETS (Stated in thousands of Euros, except par value share and number of shares)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in thousands of Euros, except per share amounts and number of shares) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (Stated in thousands of Euros, except number of shares) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in thousands of Euros) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
New Accounting Principles
Statements of Cash Flows
Consolidated Capital Expenditures
Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION