Form 10-Q
period 2002-09-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2002-11-15
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock as of November 14, 2002 was:

443,417,525 ordinary shares A, including
shares represented by American Depository Receipts

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands of Euros, except per share amounts and number of shares)

Item 1. Financial Statements

	As of September 30, 2002	As of December 31, 2001
	(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	301,094	855,001
Restricted cash	17,873	36,322
Subscriber receivables, net of allowance for doubtful accounts of 54,366 and 39,990, respectively	102,666	142,460
Costs to be reimbursed by affiliated companies	4,919	11,319
Other receivables	33,105	77,367
Deferred financing costs, net	126,210	147,210
Prepaid expenses and other current assets	71,685	64,494

Total current assets	657,552	1,334,173
Other investments	9,277	32,336
Investments in affiliates	126,205	193,648
Property, plant and equipment, net	3,331,134	3,754,330
Goodwill and other intangible assets, net	2,893,382	3,003,503
Derivative assets	-	146,934
Other assets	4,210	10,540

Total assets	7,021,760	8,475,464

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current liabilities
Accounts payable, including related party payables of 5,689 and 5,065, respectively	124,600	362,460
Accrued liabilities, including related party accrued interest of 94,820 and 18,080, respectively	612,406	713,449
Subscriber prepayments and deposits	126,840	99,554
Derivative liabilities	70,423	-
Short-term debt	6,093	86,843
Current portion of long-term debt, including related party debt of 2,470,588 and 2,590,245, respectively	8,458,338	9,188,098

Total current liabilities	9,398,700	10,450,404
Long-term debt	451,314	469,990
Deferred gain on sale of assets	150,321	-
Other long-term liabilities	130,545	243,962

Total liabilities	10,130,880	11,164,356

Commitments and contingencies (Note 9)
Minority interests in subsidiaries	13,723	152,096
Convertible preferred stock	1,608,248	1,505,435
Shareholders' deficit
Priority stock, 1.0 par value, 300 shares authorized, issued and outstanding	-	-
Ordinary stock, 1.0 par value, 1,000,000,000 shares authorized, 443,417,525 shares issued and outstanding	443,418	443,418
Additional paid-in capital	2,751,626	2,766,492
Deferred compensation	(21,163)	(52,088)
Accumulated deficit	(8,043,546)	(7,651,418)
Other cumulative comprehensive income	138,574	147,173

Total shareholders' deficit	(4,731,091)	(4,346,423)

Total liabilities and shareholders' deficit	7,021,760	8,475,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in thousands of Euros, except per share amounts and number of shares)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Service and other revenue	340,872	342,444	1,046,101	1,033,385
Operating expense (exclusive of items shown separately below)	(186,220)	(221,013)	(566,952)	(724,878)
Selling, general and administrative expense	(81,837)	(166,809)	(297,909)	(460,808)
Depreciation and amortization	(189,779)	(262,437)	(534,679)	(767,979)
Impairment and restructuring charges	1,413	(38,345)	(23,635)	(359,015)

Net operating loss	(115,551)	(346,160)	(377,074)	(1,279,295)
Interest income	597	17,275	17,309	44,886
Interest expense	(154,594)	(204,181)	(486,661)	(663,382)
Interest expense-related party	(59,353)	(18,672)	(182,427)	(24,792)
Provision for loss on investments	(7,957)	(375,923)	(7,957)	(375,923)
Foreign exchange gain (loss) and other income (expense), net	(19,914)	80,378	324,678	(91,740)

Net loss before income taxes and other items	(356,772)	(847,283)	(712,132)	(2,390,246)
Income tax expense	-	(292)	(1,607)	(529)
Minority interests in subsidiaries	(10,323)	34,805	(10,387)	111,473
Share in results (losses) of affiliated companies, net	2,779	(45,673)	(36,913)	(107,723)

Loss from continuing operations before extraordinary gain and cumulative effect of change in accounting principle.	(364,316)	(858,443)	(761,039)	(2,387,025)
Extraordinary gain	-	-	471,718	-
Cumulative effect of change in accounting principle	-	-	-	21,349

Net loss	(364,316)	(858,443)	(289,321)	(2,365,676)

Basic and diluted net loss attributable to common shareholders (note 13)	(398,306)	(888,515)	(392,128)	(2,455,630)

Basic and diluted net loss per ordinary share before extraordinary gain and cumulative effect of change in accounting principle	(0.82)	(1.94)	(1.72)	(5.40)
Basic and diluted net loss per ordinary share	(0.82)	(1.94)	(0.65)	(5.35)

Basic weighted-average number of ordinary shares outstanding	443,417,525	442,994,524	443,417,525	441,829,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(Stated in thousands of Euros, except number of shares)
(Unaudited)

								Other Cumulative Comprehensive Income (Loss)(1)
	Priority Stock		Ordinary Stock
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balances, December 31, 2001	300	-	443,417,525	443,418	2,766,492	(52,088)	(7,651,418)	147,173	(4,346,423)
Deferred compensation expense related to stock options, net.	-	-	-	-	(11,763)	11,763	-	-	-
Amortization of deferred compensation	-	-	-	-	-	19,162	-	-	19,162
Equity transaction of subsidiaries	-	-	-	-	(3,103)	-	-	-	(3,103)
Accrual of Dividend on Series 1 Convertible Preferred Stock	-	-	-	-	-	-	(98,232)	-	(98,232)
Accretion of Discount of Series 1 Convertible Preferred Stock	-	-	-	-	-	-	(4,575)	-	(4,575)
Unrealized loss on investments	-	-	-	-	-	-	-	(22,253)	(22,253)
Change in fair value of derivative assets	-	-	-	-	-	-	-	13,155	13,155
Change in cumulative translation adjustments	-	-	-	-	-	-	-	499	499
Net loss	-	-	-	-	-	-	(289,321)	-	(289,321)

Total comprehensive loss	-	-	-	-	-	-	-	-	(297,920)

Balances, September 30, 2002 (Unaudited)	300	-	443,417,525	443,418	2,751,626	(21,163)	(8,043,546)	138,574	(4,731,091)

(1)
As of December 31, 2001, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 169,571, unrealized gain on investments of 4,522, and fair value of derivative assets of (26,920). As of September 30, 2002, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of 170,070, unrealized loss on investments of (17,731) and fair value of derivative liability of (13,765).

         The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of Euros)
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	(289,321)	(2,365,676)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	534,679	767,979
Non cash impairment and restructuring charges	23,635	359,015
Stock-based compensation expense	19,162	290
Accretion of interest expense	263,948	218,796
Amortization of deferred financing costs	19,999	30,867
Exchange rate differences	(515,428)	(26,140)
Loss on derivative assets	179,686	116,813
Provision for loss on investments	7,957	375,923
Minority interests in subsidiaries	10,387	(111,473)
Share in results of affiliated companies	36,913	107,723
Extraordinary gain	(471,718)	-
Cumulative effect of change in accounting principle	-	(21,349)
Loss on assets	7,601	129
Other	(50)	(34,526)
Changes in assets and liabilities:
Decrease in restricted cash	30,314	-
Decrease in receivables	62,058	86,593
Decrease in other current liabilities	(211,556)	(300,201)
Increase (decrease) in deferred taxes and other long-term liabilities	(6,991)	(9,993)

Net cash flows from operating activities	(298,725)	(805,230)

Cash flows from investing activities:
Restricted cash deposited, net	(11,865)	(5,105)
Investments in and advances to affiliated companies, net of repayments	745	(26,576)
Dividends received	8,031	-
Capital expenditures	(191,251)	(653,550)
Germany deconsolidated cash	(9,404)	-
Sale of assets	21,526	-
Acquisitions, net of cash acquired	(24,060)	(22,892)

Net cash flows from investing activities	(206,278)	(708,123)

Cash flows from financing activities:
Proceeds from issuance of shares	-	1,786
Proceeds from short-term borrowings	10,008	6,202
Proceeds from long-term borrowings	-	1,609,353
Repayments of long-term and short-term borrowings	(60,122)	(799,984)

Net cash flows from financing activities	(50,114)	817,357

Effect of exchange rates on cash	1,210	(478)

Net decrease in cash and cash equivalents	(553,907)	(696,216)
Cash and cash equivalents at beginning of period	855,001	1,590,230

Cash and cash equivalents at end of period	301,094	893,756

Supplemental cash flow disclosures:
Cash paid for interest	(223,832)	(455,066)

Cash received for interest	15,480	39,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Nature of Operations

        United Pan-Europe Communications N.V. ("UPC" or the "Company"), whose parent company is UnitedGlobalCom Inc. ("United"), which owns an indirect equity ownership interest in UPC through UGC Holdings Inc. ("UGC Holdings") and United Europe Inc. ("United Europe") of 53.1%, owns and operates broadband communications networks in 11 European countries through its three primary divisions: UPC Distribution, UPC Media and Priority Telecom. UPC Distribution comprises the local operating systems and provides video, telephone and internet services for residential customers (Triple Play). UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post-production services, and thematic channels for distribution on UPC's network, third party networks and DTH platforms. Priority Telecom focuses on providing network solutions to the business customer. The following chart presents a summary of the Company's significant investments as of September 30, 2002:

	UPC's Equity Ownership
Distribution:
Austria:
Telekabel Group	95.0%
Belgium:
UPC Belgium	100.0%
Czech Republic:
KabelNet	100.0%
Kabel Plus	99.9%
France:
Médiaréseaux S.A	92.0	%(1)
Germany:
EWT/TSS Group	28.7	%(2)
PrimaCom AG ("PrimaCom")	25.0%
Hungary:
UPC Magyarorszag	100.0%
Monor Telefon Tarsasag Rt. ("Monor")	98.9%
The Netherlands:
UPC Nederland	100.0%
Norway:
UPC Norge AS ("UPC Norge")	100.0%
Sweden:
UPC Sweden	100.0%
Slovak Republic:
Trnavatel	95.0%
Kabeltel	100.0%
UPC Slovensko s.r.o	100.0%
Romania:
Eurosat	51.0	%(3)
AST Romania	100.0%
Poland:
UPC Polska, Inc ("UPC Polska")	100.0%
Wizja TV B.V	100.0%
Telewizyjna Korporacja Partycpacyjna S.A. ("TKP")	25.0%

Media:
Pan-European:
chello broadband N.V. ("chello broadband")	100.0	%(4)
Spain:
Iberian Programming Services ("IPS")	50.0%
United Kingdom:
Xtra Music Ltd	50.0%
The Netherlands:
UPC Programming B.V. ("UPCtv")	100.0%
Other:
SBS Broadcasting SA ("SBS")	21.2%
Priority Telecom:
Priority Telecom N.V. ("Priority Telecom")	86.7	%(5)
Investments:
Malta:
Melita Cable TV P.L.C. ("Melita")	50.0%

(1)
UPC owns 92.0% of Médiaréseaux S.A. through its 100.0% owned subsidiary UPC France. The 8% minority shareholders in UPC France have the right to require UPC to purchase their shares in 2004 at the then fair market value.

(2)
On July 30, 2002, UPC's interest in EWT/TSS Group was diluted to 28.7%. (See Note 5.)

(3)
On November 4, 2002, UPC bought the remaining 49% minority interest in Eurosat.

(4)
On October 10, 2002, in consideration for the transfer of rights from UGC Internet Holdings to UPC necessary to eliminate UGC Internet Holdings territorial restrictions on chello broadband's business, UPC transferred 4,838,946 chello broadband class B ordinary shares to UGC Internet Holdings representing 13.3% of chello broadband's issued share capital. As a result of the transfer of the class B ordinary shares to UGC Internet Holdings, UPC has owned approximately 86.7% of chello broadband since October 10, 2002. Including shares owned by the chello Foundation, UPC owns approximately 76.9% of the chello broadband ordinary shares on a fully diluted basis subsequent to such date.

(5)
UPC owns approximately 76.0% of Priority Telecom's issued and outstanding ordinary shares. UPC also owns 100% of the class A shares and the convertible shares of Priority Telecom. On November 14, 2002, UPC transferred 932,200 of Priority Telecom's ordinary shares to a third party in settlement of consultancy services.

2.    Risks and Going Concern Uncertainties

        UPC has experienced net losses since formation. As of September 30, 2002, there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. In addition, as a result of the events of default described below, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities. UPC's ability to continue as a going concern is dependent on (i) UPC's ability to restructure its senior notes and senior discount notes, the Exchangeable Loan and convertible preferred stock and (ii) UPC's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the

Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. The report of the Company's previous independent accountant, Arthur Andersen, on the Company's consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that the Company has suffered recurring losses from operations and has a net capital deficiency that raises doubt about the Company's ability to continue as a going concern.

        The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by the Company's continuing development efforts, including the introduction of new services such as digital video, telephony and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2005, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, the Company reviewed its current and long-range plan for all segments of its business and the Company engaged a strategic consultant to assist the Company in the process. The Company worked extensively with this consultant to revise the Company's strategic and operating plans. The Company has revised its strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and profitability. The revised business plan focuses on improved average revenue per subscriber and margins, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

Default and Waivers

        Viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on UPC's senior notes and senior discount notes, as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of 113.0 million (USD 100.6 million) on UPC's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments on the first three series of notes upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002 and November 1, 2002, UPC failed to make required interest payments in the aggregate amount of 38.9 million, 123.5 million and 36.5 million, respectively, on UPC's outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. As of November 14, 2002, neither the trustees for the defaulted notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        UPC's failure to make the February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 interest payments on its senior notes, and the resulting Events of Default under the indentures relating to the senior notes and senior discount notes, gave rise to potential cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., UPC's indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, UPC's then majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the USD 856.8 million 6% Guaranteed Discount Notes due 2007 issued under the loan agreement among Belmarken Holding B.V. ("Belmarken"), UPC, UPC Internet Holding B.V. and Liberty Belmarken, Inc. as the original lender (the "Exchangable Loan"). The Exchangeable Loan was transferred to United in January 2002.

        On July 30, 2002, UPC transferred 22.3% of its UPC Germany shares to the holders of the remaining minority interest in UPC Germany (See Note 5). Due to the share transfer, such holders became the majority shareholders of UPC Germany on July 30, 2002. The EWT facility was refinanced by the new majority shareholders and the potential cross default ceased to exist.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V. The Exchangeable Loan continued to be held by United as of November 14, 2002. The occurrence of matured cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the potential cross events of defaults under such facilities that existed or may exist as a result of the Company's failure to make the interest payment due on February 1, 2002 on the Company's outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and, 11 1/2% Senior Notes due 2010 within the applicable cure periods, or any resulting cross defaults. During the period from June 4, 2002 to July 28, 2002, UPC received bi-weekly waivers from the bank lenders and United until September 27, 2002. On September 30, 2002, the bank lenders and United extended the coverage of the waivers to all UPC's outstanding senior notes and senior discount notes and any resulting cross defaults and the duration of the waivers until March 31, 2003.

        Each of these waivers will remain effective until the earlier of

  •
  March 31, 2003,

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

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a 100 million drawdown limitation under that facility, during the period in which the waiver is in place. Availability under the limitation is subject to certain conditions. In addition, the waiver to the UPC Distribution Bank Facility includes amendments to the UPC Distribution Bank Facility which:

  •
  increase operational headroom for the UPC Distribution Group by increasing and extending the maximum permitted ratios of senior debt to annualized EBITDA and by lowering and extending the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount;

  •
  reduce the total commitment amount under the facility to 3.5 billion;

  •
  require UPC Holding B.V. to provide an additional 125 million in funding to UPC Distribution on or before March 31, 2003.

        As of November 14, 2002, UPC had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 or the 11 1/4% Senior Notes due 2009. Subscriber growth has been impacted in some countries by our financial restructuring, however the restructuring did not have a material adverse effect on UPC's subsidiaries' or UPC's relationships with suppliers and employees.

Agreement for Restructuring

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

        During the month of March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of the Company's senior notes and senior discount notes, and an ad hoc noteholders committee representing the holders of the Company's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the ad hoc noteholders committee and its advisors completed the due diligence about UPC and the Company's current financial condition.

        On September 30, 2002, UPC announced that a binding agreement had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for UPC. If implemented under its current terms, the agreed recapitalization will substantially delever UPC's balance sheet eliminating approximately 4.3 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 293.8 million, 942.1 million of Exchangeable Loan debt, and 1.6 billion of convertible preference shares in exchange for equity issued by a new holding company that will be the parent of UPC and a subsidiary of United ("New UPC"). The agreement consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.6 billion in UPC notes including accrued interest and its 942.1 million Exchangeable Loan;

  •
  third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of their holding of 3.0 billion of UPC notes (including accrued interest on the senior notes);

  •
  approximately 2% of New UPC's pro forma equity will be available for UPC's existing preferred and ordinary shareholders, including United;

  •
  in addition, United will agree to purchase up to 100 million in New UPC common stock at the consummation of the UPC restructuring subject to reduction if UPC sells any assets or raises any non-dilutive capital in the interim. United will purchase the stock at the valuation implied by the restructuring. The noteholders (other than United and its subsidiaries) will have the option to participate pro rata in the equity issuance; and

  •
  the third-party noteholders will have certain board representation and minority rights in New UPC.

        In addition the restructuring agreement contains an agreement by the parties (other than UPC) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Exchangeable Loan while the restructuring agreement remains in effect.

        In order to facilitate an efficient and effective recapitalization, in accordance with the terms of the restructuring agreement, UPC, which operates as a financial holding company, intends to seek relief under (i) a debt moratorium proceeding in the Netherlands, leading to a voluntary suspension of payments, and (ii) a Chapter 11 bankruptcy proceeding in the United States. The Company expects that, in these proceedings in the Netherlands and the United States, a plan of reorganization will be approved that comports with the recapitalization terms contained in the restructuring agreement. The anticipated court proceedings in the Netherlands and the United States could result in material changes in the nature of UPC's business, material adverse changes to UPC's financial condition and results of operations or the Company's liquidation. UPC expects that this process will take a number of months to complete. If consummated, the recapitalization would result in the exchange of the UPC senior and senior discount notes and other claims against the Company for equity in New UPC and the substantial dilution of UPC's existing shareholders, including the holders of the Company's ordinary shares, priority shares and preference shares.

        In the event that the Company is unable to successfully consummate the recapitalization envisioned by the restructuring agreement holders of the Company's outstanding securities, including the Company's ordinary shares, priority shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, would likely lose a substantial portion, or all, of the value of their investment in the Company's securities.

        If the Company is not able to complete the restructuring contemplated by the restructuring agreement, the Company might be required to liquidate or take other restructuring actions, these may have a greater adverse effect on the Company's financial condition and results of operations and the value of its debt and equity securities.

3.    Basis of Presentation

Basis of Presentation

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001 and the unaudited condensed consolidated financial statements as of and for the three and nine month period ended September 30, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

        The following table presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Net loss as reported	(364,316)	(858,443)	(289,321)	(2,365,676)
Add Back:
Goodwill amortization	-	148,806	-	329,380
Amortization of excess basis on equity investments	-	10,644	-	30,696

Adjusted net loss	(364,316)	(698,993)	(289,321)	(2,005,600)

Net loss per ordinary share:
Basic and diluted net loss per ordinary share as reported	(0.82)	(1.94)	(0.65)	(5.35)
Add Back:
Goodwill amortization	-	0.34	-	0.75
Amortization of excess basis on equity investments	-	0.02	-	0.07

Adjusted basic and diluted net loss per ordinary share	(0.82)	(1.58)	(0.65)	(4.53)

        The Company has engaged an external party to compare the fair value of its reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The first step of the goodwill impairment test was performed and the carrying value of certain reporting units exceeded their fair value, including reporting units in the Netherlands, Sweden, Hungary, the Czech Repulic, France, Slovakia and Poland and Priority Telecom. The Company is currently carrying out the second step of the test to quantify how much of the total goodwill will be impaired. A substantial cumulative effect adjustment will be required as a result of this process. The determination of the potential impairment adjustment will be completed by the end of the year. Net goodwill of approximately 2.8 billion is included in the accompanying condensed consolidated balance sheets as of September 30, 2002.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which updates, clarifies and simplifies existing accounting pronouncement, and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. For certain provisions, including the rescission of Statement No. 4, early application is encouraged. UPC has not yet adopted SFAS 145 and is currently evaluating the impact of SFAS 145 on the Company's consolidated financial statements. The Company does not believe that the adoption of SFAS 145 will have a material impact on the Company's results of operations, financial condition or cash flows.

        On June 28, 2002 the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined what will be the impact of SFAS 146 on its results of operations or financial condition.

4.    Impairment and Restructuring Charges

        During 2001, the Company implemented a restructuring plan to both lower operating expenses and strengthen its competitive and financial position, by eliminating certain employee positions, reducing office space and related overhead expenses, recognizing losses related to excess capacity under certain contracts and canceling certain programming contracts. The Company also incurred certain restructuring charges during the three and nine month period ended September 30, 2002 related to employee severance and termination costs and costs related to the Company's financial debt restructuring.

        The following table summarizes these costs by type and related segment of the business.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination Costs	Asset Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands of Euros)
Impairment and restructuring liability, December 31, 2001	37,556	11,140	102,052	16,228	166,976

Priority Telecom	2,500	-	(10,284)	3,700	(4,084)
UPC Media	1,924	-	-	1,514	3,438
Corporate	-	-	-	24,281	24,281

Total impairment and restructuring charges 2002	4,424	-	(10,284)	29,495	23,635

Cash paid during 2002	(26,240)	(4,365)	(16,109)	(23,504)	(70,217)
Non-cash release of restructuring liability	(160)	-	(12,927)	(4,831)	(17,918)

Impairment and restructuring liability, September 30, 2002	15,580	6,775	62,733	17,388	102,476

Short-term portion impairment and restructuring liability	15,580	2,569	5,962	12,916	29,747
Long-term portion impairment and restructuring liability	-	4,206	56,771	4,472	72,729

Impairment and restructuring liability, September 30, 2002	15,580	6,775	62,733	17,388	102,476

        Employee severance and termination costs.    These costs relate to termination salaries, benefits, outplacement and other costs related to the employees involuntarily terminated. The total workforce reduction was effected through attrition, involuntary terminations and reorganization of the Company's operations to permanently eliminate open positions resulting from normal employee attrition. These costs were determined in accordance with the criteria of EITF 94-3. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

        Office closures.    In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to be incurred upon closure of specifically identified facilities, costs associated with obtaining subleases, lease-termination costs and other related costs.

        Programming and lease contract termination costs.    These costs relate to costs associated with the impairment and cancellation of, or recognition of costs associated with, excess capacity of certain contracts. For the nine months ended September 30, 2002, Priority Telecom released 10.3 million of its restructuring provision, which relates to the extinguishment of vendor financing liabilities.

        Asset disposal losses and other costs.    These amounts relate to costs associated with asset disposal and costs relating to the Company's financial debt restructuring.

        The following table summarizes the number of employees to be terminated during 2002 in accordance with the restructuring by both division and function and the number of employees still to be terminated as of September 30, 2002:

	Total Number of Employees to be Terminated in 2002	Remaining Number of Employees, as of September 30, 2002
Division:
UPC Distribution	873	192
Priority Telecom	23	-
UPC Media	86	1
Corporate	4	-

Total	986	193

Function:
Programming	1	-
Network Operations	498	120
Customer Operations	112	22
Customer Care	92	40
Billing and Collection	4	-
Customer Acquisition and Marketing	164	3
Administration	115	8

Total	986	193

5.    Investments in and Advances to Affiliated Companies

Equity Method Investments

	As of September 30, 2002
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	-	-
Melita	19,403	-	(3,505)	277	-	16,175
Xtra Music	11,390	-	(7,891)	68	(3,567)	-
IPS	10,065	(10,773)	17,272	7,271	-	23,835
SBS	261,999	-	(87,395)	13,500	(114,618)	73,486
PrimaCom	345,096	-	(83,791)	-	(261,305)	-
TKP	30,000	-	(30,000)	-	-	-
Other, net	55,006	(707)	(37,212)	12	(4,390)	12,709

Total	847,237	(16,980)	(353,516)	33,344	(383,880)	126,205

	As of December 31, 2001
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	-	-
Melita	12,881	-	(3,608)	1,138	-	10,411
Xtra Music	14,039	-	(7,450)	499	-	7,088
IPS	10,065	(2,742)	10,888	7,099	-	25,310
SBS	261,999	-	(81,332)	34,416	(114,618)	100,465
PrimaCom	345,096	-	(75,049)	-	(261,305)	8,742
TKP	30,000	-	(3,357)	-	-	26,643
Other, net	51,413	(707)	(35,701)	(16)	-	14,989

Total	839,771	(8,949)	(316,603)	55,352	(375,923)	193,648

Transfer of Germany Shares

        Until July 30, 2002 UPC had effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a so-called contribution obligation by no later than March 2003, by contributing certain assets amounting to approximately 358.8 million. If UPC failed to make the contribution by such date or in certain circumstances, such as a material default by UPC under its financing agreements, the 49% owner in UPC Germany could call for 22% of the ownership interest in UPC Germany in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders' notice of exercise. On July 30, 2002, UPC settled the exercise. UPC completed the transfer of 22.3% of UPC Germany to the 49% shareholders in return for the cancellation of the 358.8 million face value asset contribution obligation due from UPC to UPC Germany. UPC now owns 28.7% of UPC Germany, with the former 49% shareholders owning the remaining 71.3%. UPC Germany is governed by a newly agreed shareholders' agreement and was deconsolidated by UPC effective August 1, 2002. This transaction resulted in a deferred gain on sale of assets of 150.3 million in the third quarter of 2002. Although it is not the managements' current intention, it may decide to fund UPC Germany sometime in the future, and as such the Company deferred the gain on sale of assets.

Germany Assets and Liabilities

        Details of the final deconsolidated assets and liabilities are as follows (in thousands):

Working capital	(75,977)
Property, plant and equipment	75,415
Goodwill and other intangible assets, net	71,087
Long-term liabilities	(85,704)
Minority interest	(144,546)
Deferred gain on sale of assets	150,321

Deconsolidated cash Germany	(9,404)

        For details on revenue, Adjusted EBITDA and total assets of UPC Germany as of September 30, 2002, see Note 10.

Marketable Equity Securities of United, at Fair Value

        UPC holds 5,569,240 Class A common shares of United as of September 30, 2002. The fair value of these shares was approximately 9.3 million as of September 30, 2002, including a cumulative unrealized loss of approximately 17.4 million.

6.    Property, Plant and Equipment

	As of September 30, 2002	As of December 31, 2001
	(In thousands of Euros)
Cable distribution networks	3,501,095	3,513,362
Subscriber premises equipment and converters	816,115	793,809
DTH, MMDS and distribution facilities	83,098	117,692
IT systems, office equipment and fixtures	288,282	289,376
Buildings and leasehold improvements	152,518	168,186
Other	62,353	73,893

	4,903,461	4,956,318
Accumulated depreciation	(1,572,327)	(1,201,988)

Property, plant and equipment, net	3,331,134	3,754,330

7.    Goodwill and Other Intangible Assets

	As of September 30, 2002	As of December 31, 2001
	(In thousands of Euros)
Goodwill	3,349,690	3,450,665
Other Intangibles	136,651	137,364

	3,486,341	3,588,029
Accumulated amortization goodwill	(537,281)	(543,891)
Accumulated amortization other intangible assets	(55,678)	(40,635)

Goodwill and other intangible assets, net	2,893,382	3,003,503

8.    Long-Term Debt

	As of September 30, 2002	As of December 31, 2001
	(In thousands of Euros)
July 1999 Notes	1,584,522	1,796,252
October 1999 Notes	1,064,025	1,207,569
January 2000 Notes	1,684,682	1,942,684
UPC Distribution Bank Facility	3,127,939	3,163,834
Exchangeable Loan	942,129	992,816
@Entertainment Notes	384,652	384,144
DIC Loan	54,269	53,762
Other	67,434	117,027

	8,909,652	9,658,088
Less current portion(1)	(8,458,338)	(9,188,098)

Total	451,314	469,990

(1)
As discussed in Note 2 "Risks and Going Concern Uncertainties", since March 3, 2002, the Company has been in default under its senior notes and senior discount notes and has received short term waivers with respect to the UPC Distribution Bank Facility and the Exchangeable Loan. Accordingly, these borrowings have been reclassified to the current portion of long-term debt.

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss.

Exchangeable Loan

        The Exchangeable Loan was transferred to United on January 30, 2002, as part of a transaction between Liberty Media Corporation ("Liberty"), the original holder of the Exchangeable Loan, and United. The notes issued under the Exchangeable Loan may be exchanged for UPC's ordinary shares at USD 6.85 per share under certain circumstances before or after May 29, 2002. As indicated in Note 2, there is a potential cross default under this facility, but the Company has obtained waivers of the cross defaults until March 31, 2003.

UPC Distribution Bank Facility

        As described in Note 2, the Company defaulted on its interest payments under its senior notes in the first quarter of 2002, which gave rise to potential cross events of default under the terms of this the UPC Distribution Bank Facility. The Company had obtained waivers for the potential cross default from the bank syndicate which was extended on the same terms thereafter, currently until March 31, 2003. During the period of waiver, the Company is permitted to borrow another 100 million under the facility, subject to certain conditions. UPC has made drawdowns aggregating 65 million of the permitted 100 million as of November 14, 2002.

        In addition, the bank lenders under UPC Distribution Bank Facility have included the following amendments to the UPC Distribution Bank Facility:

  •
  increase operational headroom for the UPC Distribution group by increasing and extending the maximum permitted ratios of senior debt to annualized EBITDA and by lowering and extending the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount;

  •
  reduce the total commitment amount under the facility to 3.5 billion;

  •
  require UPC N.V. to provide an additional 125 million in funding to UPC Distribution on or before March 31, 2003.

Derivative Instruments

        In connection with certain borrowings, the Company entered into both cross-currency swaps and interest rate swaps providing economic hedges to both currency and interest rate exposure.

        The following table details the fair value of the derivative instruments outstanding by related borrowing (in thousand of Euros):

Borrowing	Type of Instrument	As of September 30, 2002	As of December 31, 2001
July 1999 Notes	Cross currency/interest rate swap	-	101,736
October 1999 Notes	Cross currency/interest rate swap	-	55,522
January 2000 Notes	Cross currency/interest rate swap	-	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(70,423)	(47,065)

Total derivative (liabilities) assets, net		(70,423)	146,934

        The UPC Distribution Bank Facility swaps include an interest rate swap of 13.8 million, which qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' deficit. The remaining instruments are marked-to-market each period with the corresponding fair value gain (loss) recorded as a part of foreign exchange gain (loss) and other income (expense) in the accompanying consolidated statements of operations. For the three months ended September 30, 2002 and 2001, the Company recorded a gain of 1.0 million and a loss of 85.1 million, respectively, and for the nine months ended September 30, 2002 and 2001, the Company recorded a loss of 179.7 million and a loss of 59.6 million, respectively, in connection with the mark-to-market valuations.

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

9.    Commitments and Contingencies

Purchase Commitments

        The table below provides an overview of the Company's commitments per year.

	Payments due by Period
Commitments	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
	(In thousands of Euros)
Operating Leases	49,076	63,075	90,379	-	202,530
Unconditional Purchase Obligations	38,528	44,602	13,394	5,000	101,524
Other Long term Obligations	43,571	95,628	95,223	30,276	264,698

Total Commitments	131,175	203,305	198,996	35,276	568,752

        In addition to the programming commitments specified in table above, all UPC Distribution affiliates are parties to channel carriage agreements obliging the affiliate to make the channel available to subscribers throughout the term of the agreement and in a specified package. The payments due under these programming commitments are dependent upon the actual number of subscribers.

        The Company has entered into a framework agreement for the supply of various types of equipment. Under this agreement, the company has a remaining one to three year obligation to buy 197,000 Set Top Computers ("STCs") at market price and a one year obligation to buy 61,500 modems.

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

        On October 28, 2002, the vice-president of the French commercial court of Meaux acceded on the request made by the ICF Party and Mr. Schimmel (the "ICH Group") on emergency proceedings and appointed a temporary judicial administrator (French concept of "administrateur provisoire") for Médiaréseaux S.A. (i.e., the French holding company of UPC's French operating subsidiaries), with the mission, in particular, to carry out the management of Médiaréseaux S.A. in lieu of the directors of the aforesaid company so as to resolve both the so-called financial crisis alleged by the ICH Group and an alleged conflict of interests by the ICH Group resulting from the status of the directors of Médiaréseaux S.A. within the different companies of the UPC group. Médiaréseaux S.A. has been granted an accelerated appeal process with the Court of Appeal of Paris to overturn the appointment of the temporary judicial administrator and has made appropriate counter claims.

        On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging the UPC's Defendants' failure to perform under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). Philips' principle allegation is that the UPC Defendants have failed to take delivery of 47,100 STCs with a value claimed of 21.2 million. Additionally, Philips is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver a further 29,850 STCs and related damages of 7.0 million. Lastly, Philips is claiming additional costs, including interest on late payments of approximately 1.0 million. The UPC Defendants deny all claims brought by Philips, and intend to vigorously defend themselves against these claims and will file appropriate counter claims. This action has been commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement.

        On October 2, 2002 UPC Distribution Holding B.V. gave notice that it wished to cancel 83.3 million of the Facility A commitments and 416.8 million of the Facility B commitments under the UPC Distribution Bank Facility, effective on October 7, 2002. In order to prepay 346.8 million of the outstanding Facility B advances, UPC Distribution Holding B.V. also made a request for an advance of 346.8 million under the Facility A tranche under the UPC Distribution Bank Facility effective on October 7, 2002. All the lenders advanced their proportionate shares of the requested drawing, except ten institutions. The shortfall arising was 29.3 million. UPC made a further request for advances in the sum of 25.0 million, on October 14, 2002. The same institutions failed to pay and accordingly there was a further shortfall of 2.3 million. On October 3, 2002, six of the ten lenders which did not fund pursuant to the October 2, 2002 notice (the "Claimants"), issued proceedings in the English High Court against TD Bank Europe Limited, UPC Distribution Holding BV and UPC Financing Partnership (the "UPCD Defendants"). In the proceedings the Claimants seek, amongst other things, a declaration from the English High Court as to whether they were obligated in the circumstances to make the payments in dispute. The UPCD Defendants, who consider that the English High Court is likely to declare that the Claimants are obligated to make the payments, applied for the hearing of these proceedings to be expedited and a trial date has been set for November 18, 2002. The Company expects that the trial will last a few days. The UPCD Defendants intend to defend themselves vigorously in these proceedings.

10.  Segments and Geographic Information

        The Company is managed internally as three primary divisions: UPC Distribution, UPC Media and Priority Telecom. In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution focuses on providing cable television, DTH, internet and telephony services to residential customers and is comprised of the local operating systems. chello broadband serves as the internet access provider and was, in February 2001, combined with the programming businesses led by UPCtv under one management team as UPC Media. UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post-production services, and thematic channels for distribution on UPC's network, third party networks and DTH platforms. Priority Telecom is focused on providing services to business customers. Corporate, IT and Other relates primarily to centralized activities, which support multiple platforms and services.

        The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensations charges, retention bonuses, and impairment and restructuring charges. Adjusted EBITDA is one of the primary measures used by the Company's chief decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of the Company compared to other companies within the same industry and it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted EBITDA as an alternative to GAAP measure of income as a measure of performance, or to cash flows from operating investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of the Company's and its subsidiaries' stock option and phantom stock option plans.

        A summary of the segment information is as follows:

	Revenues for the Three Months Ended September 30,		Revenues for the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Triple Play(1):
The Netherlands	121,172	106,690	358,705	301,275
Austria	52,283	45,618	155,252	132,647
Belgium	6,476	6,079	19,545	18,341
Czech Republic	8,904	8,520	25,960	25,588
Norway	20,310	16,536	59,629	48,798
Hungary	28,340	24,429	84,963	68,104
France	23,684	23,943	74,234	68,965
Poland	18,758	20,854	60,758	64,568
Sweden	13,663	10,982	41,147	33,124
Other	8,917	7,847	26,175	22,845

Total Triple Play Distribution	302,507	271,498	906,368	784,255

Germany	4,283	13,829	29,692	38,969
DTH	7,205	21,987	21,634	67,830
Programming	-	19,679	-	62,715
Other	7,369	12,847	27,474	37,761
Intercompany Eliminations	-	(18,978)	-	(60,478)

Total Distribution	321,364	320,862	985,168	931,052

Priority Telecom	28,952	53,403	91,944	183,337
UPC Media	17,730	22,064	54,105	58,789
Corporate, IT & Other	-	1,271	123	3,379
Intercompany Eliminations	(27,174)	(55,156)	(85,239)	(143,172)

Total	340,872	342,444	1,046,101	1,033,385

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

	Triple Play Revenues for the Nine Months Ended September 30, 2002
	Cable Television(2)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play(1):
The Netherlands	196,629	66,977	95,099	358,705
Austria	66,425	38,972	49,855	155,252
Belgium	11,933	-	7,612	19,545
Czech Republic	22,395	595	2,970	25,960
Norway	41,478	7,829	10,322	59,629
Hungary	58,335	20,099	6,529	84,963
France	47,496	20,042	6,696	74,234
Poland	57,686	-	3,072	60,758
Sweden	28,133	-	13,014	41,147
Other	26,175	-	-	26,175

Total Triple Play Distribution	556,685	154,514	195,169	906,368

	Triple Play Revenues for the Three Months Ended September 30, 2002
	Cable Television(2)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play(1):
The Netherlands	64,753	23,090	33,329	121,172
Austria	22,164	12,653	17,466	52,283
Belgium	3,987	-	2,489	6,476
Czech Republic	7,523	184	1,197	8,904
Norway	14,060	2,635	3,615	20,310
Hungary	19,218	6,630	2,492	28,340
France	15,279	6,246	2,159	23,684
Poland	17,734	-	1,024	18,758
Sweden	9,198	-	4,465	13,663
Other	8,563	-	354	8,917

Total Triple Play Distribution	182,479	51,438	68,590	302,507

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

(2)
Digital is included in Cable Television.

	Triple Play Revenues for the Nine Months Ended September 30, 2001
	Cable Television(2)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play(1):
The Netherlands	190,672	51,447	59,156	301,275
Austria	63,377	33,236	36,034	132,647
Belgium	11,514	-	6,827	18,341
Czech Republic	24,082	613	893	25,588
Norway	37,015	5,334	6,449	48,798
Hungary	46,085	19,690	2,329	68,104
France	46,704	16,764	5,497	68,965
Poland	63,468	-	1,100	64,568
Sweden	25,248	-	7,876	33,124
Other	22,844	-	1	22,845

Total Triple Play Distribution	531,009	127,084	126,162	784,255

	Triple Play Revenues for the Three Months Ended September 30, 2001
	Cable Television(2)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play(1):
The Netherlands	64,401	18,644	23,645	106,690
Austria	21,500	11,289	12,829	45,618
Belgium	3,772	-	2,307	6,079
Czech Republic	7,956	188	376	8,520
Norway	12,284	1,828	2,424	16,536
Hungary	16,182	7,176	1,071	24,429
France	15,806	6,124	2,013	23,943
Poland	20,351	-	503	20,854
Sweden	8,136	-	2,846	10,982
Other	7,846	-	1	7,847

Total Triple Play Distribution	178,234	45,249	48,015	271,498

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

(2)
Digital is included in Cable Television.

	Adjusted EBITDA for the Three Months Ended September 30,		Adjusted EBITDA for the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Triple Play(1):
The Netherlands	29,897	20,124	90,100	37,475
Austria	19,123	12,199	55,633	36,058
Belgium	2,417	2,445	7,084	4,447
Czech Republic	3,794	2,853	9,974	8,549
Norway	5,847	2,239	14,627	6,238
Hungary	11,676	8,187	36,553	24,641
France	(974)	(7,490)	(6,773)	(18,490)
Poland	4,731	152	13,287	362
Sweden	5,824	2,755	15,538	6,490
Other	3,005	2,365	8,852	7,180

Total Triple Play Distribution	85,340	45,829	244,875	112,950

Germany	2,291	6,338	13,180	19,331
DTH	(592)	156	174	(7,634)
Programming	-	(7,564)	-	(30,350)
Other	9,071	452	21,074	6,401

Total Distribution	96,110	45,211	279,303	100,698

Priority Telecom	528	(32,021)	(5,621)	(79,452)
UPC Media	402	(26,418)	(5,285)	(95,582)
Corporate, IT & Other	(18,946)	(23,606)	(67,995)	(77,674)

Total	78,094	(36,834)	200,402	(152,010)

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

        Consolidated adjusted EBITDA reconciles to the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Operating loss	(115,551)	(346,160)	(377,074)	(1,279,295)
Depreciation and amortization	189,779	262,437	534,679	767,979
Stock-based compensation expense and retention bonuses(1)	5,279	8,544	19,162	290
Impairment and restructuring charges	(1,413)	38,345	23,635	359,015

Consolidated Adjusted EBITDA	78,094	(36,834)	200,402	(152,010)

(1)
For the three and nine months ended September 30, 2002, retention bonuses amount to 299 and 897, respectively. For the three and nine months ended September 30, 2001, retention bonuses were nil.

	Third Party Revenue by Geographical Area for the Three Months Ended September 30,		Third Party Revenue by Geographical Area for the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros)
The Netherlands	139,684	124,933	422,633	362,696
Austria	55,176	46,378	161,051	139,410
Belgium	6,476	6,095	19,545	19,033
Czech Republic	12,181	11,937	35,526	34,188
Norway	25,562	19,297	73,169	57,223
Hungary	32,260	27,542	96,804	78,563
France	23,705	23,458	74,610	71,095
Poland	18,748	37,301	63,684	118,857
Sweden	13,868	11,467	41,795	34,094
Germany	4,283	15,304	29,692	44,557
Other	8,929	18,732	27,592	73,669

	340,872	342,444	1,046,101	1,033,385

	Total Assets
	As of September 30, 2002	As of December 31, 2001
	(In thousands of Euros)
Corporate	596,715	1,294,762
UPC Media	88,175	134,302
Priority Telecom	601,390	769,413
Distribution:
The Netherlands	2,394,687	2,477,579
Austria	434,164	459,347
Belgium	43,787	48,290
Czech Republic	242,196	247,444
Norway	299,895	337,914
Hungary	381,650	393,657
France	796,657	857,037
Poland	605,252	771,155
Sweden	417,160	416,642
Germany	-	161,700
Other	120,032	106,222

Total	7,021,760	8,475,464

11.  Extraordinary Gain

        The extraordinary gain of 471.7 million for the nine months ended September 30, 2002, relates, in part, to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom vendor contracts of 124.5 million recognized during the first three months of 2002 and an extraordinary gain of 347.2 million associated with the unwinding of certain swap agreements recognized during the three months ended June 30, 2002.

        On February 1, 2002, UPC amended certain swap agreements with a bank effective as of January 31, 2002. The swap agreements were entered into in connection with the issuance of some of the Company's senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to the Company under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to the Company, the bank was to deliver to the Company approximately 400 million in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to the Company 353.2 million in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

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

12.  Comprehensive Income (Loss)

        The components of total comprehensive loss are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Net loss	(364,316)	(858,443)	(289,321)	(2,365,676)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	(6,224)	(42,725)	(22,253)	(30,934)
Change in fair value of derivative assets	(57)	(20,624)	13,155	(26,752)
Change in cumulative translation adjustments	(11,916)	(126,864)	499	(53,710)

Total comprehensive loss	(382,513)	(1,048,656)	(297,920)	(2,477,072)

13.  Basic Net Income (Loss) Attributable to Common Shareholders

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros)
Net loss	(364,316)	(858,443)	(289,321)	(2,365,676)
Accretion of Series 1 convertible preferred stock	(33,990)	(30,072)	(102,807)	(89,954)

Basic net loss attributable to common shareholders	(398,306)	(888,515)	(392,128)	(2,455,630)

14.  Subsequent Events

Tevel

        UPC's 100% indirect subsidiary, Cable Network Zuid-oost Brabant Holding B.V. ("Cable Brabant"), holds through its 100% subsidiary U.C.T. Netherlands B.V. ("UCTN") and its 100% subsidiary, Tishdoret Achzakot Ltd ("Tishdoret"), a 46% interest in Tevel Israel Communications Ltd. ("Tevel") the largest cable operator in Israel. The economic and regulatory situation in Israel together with the instability in the region, led the Company to write the value of this minority investment down to zero at the year end 2001. Tevel's situation has not improved since December 31, 2001. On April 22, 2002, Tevel filed for court protection from creditors and a trustee was appointed by the Israeli Court to form a plan of reorganization. To date, no plan or reorganization has been approved or accepted by any of the interested parties to the Tevel proceeding. In connection with the original aquisition of the cable assets in Israel, Cable Brabant is indebted to the First International Bank of Israel in the principal amount of 55 million, which was due, together with accrued interest, on November 9, 2002, resulting in an aggregate indebtedness of approximately 67 million (the "FiBI Loan"). The FiBI loan is secured by a pledge of half of the shares in Tevel. On October 30, 2002, the First International Bank of Israel and Cable Brabant entered into an agreement whereby Cable Brabant has agreed to sell all of its material assets (including the shares in UCTN, and indirectly the shares in Tishdoret and Tevel) to the First International Bank of Israel, assuming the obligations of Cable Brabant to repay the FiBI Loan, and the First Bank of Israel has agreed to novate Cable Brabant's obligations under the FiBI loan. The closing of the transaction is subject to telecommunication, competition and banking regulatory approvals in Israel. The Company expects to close the transaction by year-end 2002. The maturity date of the loan is extended until 7 days after the closing or the termination of the agreement.

Proceedings by Certain Institutional Lenders

        On October 2, 2002 UPC Distribution Holding B.V. gave notice that it wished to cancel 83.3 million of the Facility A commitments and 416.8 million of the Facility B commitments under the UPC Distribution Bank Facility, effective on October 7, 2002. In order to prepay 346.8 million of the outstanding Facility B advances, UPC Distribution Holding B.V. also made a request for an advance of 346.8 million under the Facility A tranche under the UPC Distribution Bank Facility effective on October 7, 2002. All the lenders advanced their proportionate shares of the requested drawing, except ten institutions. The shortfall arising was 29.3 million. UPC made a further request for advances in the sum of 25.0 million, on October 14, 2002. The same institutions failed to pay and accordingly there was a further shortfall of 2.3 million. On October 3, 2002, six of the ten lenders which did not fund pursuant to the October 2, 2002 notice (the "Claimants"), issued proceedings in the English High Court against TD Bank Europe Limited, UPC Distribution Holding BV and UPC Financing Partnership (the "UPCD Defendants"). In the proceedings the Claimants seek, amongst other things, a declaration from the English High Court as to whether they were obligated in the circumstances to make the payments in dispute. The UPCD Defendants, who consider that the English High Court is likely to declare that the Claimants are obligated to make the payments, applied for the hearing of these proceedings to be expedited and a trial date has been set for November 18, 2002. The Company expects that the trial will last a few days. The UPCD Defendants intend to defend itself vigorously in these proceedings.

Legal Proceedings Médiaréseaux

        On October 28, 2002, the vice-president of the French commercial court of Meaux acceded on the request made by the ICF Party and Mr. Schimmel (the "ICH Group") on emergency proceedings and appointed a temporary judicial administrator (French concept of "administrateur provisoire") for Médiaréseaux S.A. (i.e., the French holding company of UPC's French operating subsidiaries), with the mission, in particular, to carry out the management of Médiaréseaux S.A. in lieu of the directors of the aforesaid company so as to resolve both the so-called financial crisis alleged by the ICH Group and an alleged conflict of interests by the ICH Group resulting from the status of the directors of Médiaréseaux S.A. within the different companies of the UPC group. Médiaréseaux S.A. has been granted an accelerated appeal process with the Court of Appeal of Paris to overturn the appointment of the temporary judicial administrator and has made appropriate counterclaims.

Philips Legal Proceedings

        On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging the UPC Defendants' failure to perform under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). Philips' principle allegation is that the UPC Defendants have failed to take delivery of 47,100 Set Top Computers ("STCs") with a value claimed of 21.2 million. Additionally, Philips is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver a further 29,850 STCs and related damages of 7.0 million. Lastly, Philips is claiming additional costs, including interest on late payments of approximately 1.0 million.

        The UPC Defendants deny all claims brought by Philips, and intend to vigorously defend themselves against these claims and will file appropriate counter claims. This action has been commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement.

Freeze of Swaps

        As per the waiver letter of September 30, 2002, the lending banks under the UPC Distribution Bank Facility have agreed to temporarily waive certain of their rights under the UPC Distribution Bank Facility, subject to certain conditions including the resolution of certain issues arising under the Senior Hedging Agreements. These issues were resolved when:

        (i) the mark to market positions under the cross currency hedges with a notional amount of USD 347.5 million (swapped into a notional amount of EUR 408.1 million) were frozen, (ii) we repaid these positions with a cash payment of 12 million and (iii) the counter parties agreed to extend the remainder position totaling approximately 54 million to August 2003.

Related Party Transactions

Chello B Shares Transfer

        On October 10, 2002, in consideration for the transfer of rights from UGC Internet Holdings to UPC necessary to eliminate UGC Internet Holdings territorial restrictions on chello broadband's business, UPC transferred 4,838,946 chello broadband class B ordinary shares to UGC Internet Holdings, representing 13.3% of chello broadband's issued share capital. As a result of the transfer of the class B ordinary shares to UGC Internet Holdings, UPC has owned approximately 86.7% of chello broadband since October 10, 2002. Including shares owned by the chello Foundation, UPC owns approximately 76.9% of the chello broadband ordinary shares on a fully diluted basis subsequent to such date.

Thematic Channel

        On October 21, 2002, UPC Programming B.V. and UPC Distribution Holding B.V. entered into a term sheet with Regent Worldwide Sales LLC ("Regent") for the creation of a fifty-fifty joint venture to create and distribute an alternative life-style digital broadband channel. The term sheet contemplates the parties entering into long form agreements for the joint venture and the distribution. On October 18, 2002, an independent committee of the Supervisory Board of the Company approved entering into the transaction. The independent committee was deemed necessary as Messrs. Gene W. Schneider (including his family partnership), Mark L. Schneider and John P. Cole Jr., own 28.65%, 14.56% and 2.13%, respectively, of Advance Display Technologies, Inc., which is proposing to merge with an affiliate of Regent. As a result of the merger, it is expected that Messrs. Gene W. Schneider (including his family partnership), an advisor to the Supervisory Board, Mark L. Schneider, son of Gene W. Schneider, and John P. Cole Jr., a Supervisory Director, will dilute their current shareholdings in the aggregate to less than 5% of the merged companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, and be identified by, statements concerning our future plans and strategies, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as our contemplated restructuring. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost, and effectiveness of technological developments, competitive and regulatory factors, our ability to complete announced transactions and to manage and grow our newer telephone, digital and internet/data services. With respect to our announced restructuring, these factors include the parties' ability to satisfy the conditions to the restructuring and complete the restructuring within the contemplated time-frame. These forward-looking statements apply only as of the time of this Quarterly Report on Form 10-Q and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based.

        The report of our former independent accountants, Arthur Andersen, on our consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our management's plans in regard to these matters are described in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Investors in our company should review carefully the report of Arthur Andersen. There can be no assurance we will be able to continue as a going concern.

        The following discussion and analysis of financial condition and results of operations covers the three and nine month periods ended September 30, 2002 and 2001, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise.

Developments

        We have experienced net losses since formation. As of September 30, 2002, there was substantial uncertainty whether our sources of capital, working capital and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. In addition, as a result of the events of default described below, our senior notes, senior discount notes, the Exchangeable Loan (defined below) and the UPC Distribution Bank Facility (defined below) have been classified as current liabilities. Our ability to continue as a going concern is dependent on (i) our ability to restructure our senior notes and senior discount notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the ordinary course of business, at the amounts stated in the consolidated financial statements. The report of our previous independent accountant, Arthur Andersen, on our consolidated financial statements for the year ended December 31, 2001, includes a paragraph that states that we have suffered recurring losses from operations and have a net capital deficiency that raises doubt about our ability to continue as a going concern.

Defaults and Waivers

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments on the first three series of notes, upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002 and November 1, 2002, we failed to make required interest payments in the aggregate amount of 38.9 million, 123.5 million and 36.5 million, respectively, on our outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, and 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. As of November 14, 2002, neither the trustees for the defaulted notes nor the requisite number of holders of those notes have accelerated the payment of principal and interest under those notes.

        Our failure to make the February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 interest payments on our senior notes, and the resulting Events of Default under the indentures relating to the senior notes and senior discount notes, gave rise to potential cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., our indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, our then majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the USD 856.8 million 6% Guaranteed Discount Notes due 2007 issued under the loan agreement among Belmarken Holding B.V. ("Belmarken"), UPC, UPC Internet Holding B.V. and Liberty Belmarken, Inc. as the original lender (the "Exchangeable Loan"). The Exchangeable Loan was transferred to United in January 2002.

        On July 30, 2002, we transferred 22.3% of our UPC Germany shares to the holders of the remaining minority interest in UPC Germany (as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q). Due to the share transfer, such holders became the majority shareholders of UPC Germany. The EWT Facility was refinanced by the new majority shareholders and the potential cross default ceased to exist.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution, which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V. The Exchangeable Loan continued to be held by UnitedGlobalCom, Inc. ("United") as of November 14, 2002. The occurrence of matured cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, we received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the potential cross events of defaults under such facilities that existed or may exist as a result of our failure to make the interest payment due on February 1, 2002 on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010 within the applicable cure periods and any resulting cross defaults. During the period from June 4, 2002 to September 27, 2002, we received bi-weekly waivers from the bank lenders and United. On September 27, 2002, the bank lenders and United extended the coverage of the waivers to all our outstanding senior notes and senior discount notes and any resulting cross defaults, and the duration of the waivers until March 31, 2003.

        Each of these waivers will remain effective until the earlier of

  •
  March 31, 2003,

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

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by us of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects us to a 100 million drawdown limitation under that facility during the period in which the waiver is in place. Availability under the limitation is subject to certain conditions. In addition, the waiver to the UPC Distribution Bank Facility includes amendments to the UPC Distribution Bank Facility which

  •
  increase operational headroom for the UPC Distribution group by increasing and extending the maximum permitted ratios of senior debt to annualized EBITDA and by lowering and extending the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount;

  •
  reduce the total commitment amount under the facility to 3.5 billion;

  •
  require UPC Holding B.V. to provide an additional 125 million in funding to UPC Distribution on or before March 31, 2003.

        As of November 14, 2002, we had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 and the 11 1/4% Senior Notes due 2009. Subscriber growth has been impacted in some countries by our financial restructuring, however the restructuring did not have a material adverse effect on our subsidiaries or our relationships with suppliers and employees.

Agreement for Restructuring

        On February 1, 2002, we signed a Memorandum of Understanding with United and its subsidiary UGC Holdings, Inc. ("UGC Holdings") (the "Memorandum of Understanding"). The Memorandum of Understanding is a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of our senior notes and senior discount notes to attempt to reach agreement on a means to restructure our indebtedness at the holding company level.

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and an ad hoc noteholders' committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the ad hoc noteholders committee and its advisors completed the due diligence about us and our current financial condition.

        On September 30, 2002, we announced that a binding agreement had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for us. If implemented under its current terms, the agreed recapitalization will substantially delever our balance sheet eliminating approximately 4.3 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 293.8 million, 942.1 million of Exchangeable Loan debt, and 1.6 billion of convertible preference shares in exchange for equity issued by a new holding company ("New UPC"). The agreement consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.6 billion in our notes including accrued interest on the senior notes and its 942.1 million Exchangeable Loan;

  •
  third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 3.0 billion of our notes (including accrued interest on the senior notes);

  •
  approximately 2% of New UPC's pro forma equity will be available for our existing preferred and ordinary shareholders, including United;

  •
  in addition, United will agree to purchase up to 100 million in New UPC common stock at the consummation of our restructuring subject to reduction if we sell any assets or raise any non-dilutive capital in the interim. United will purchase the stock at the valuation implied by the restructuring. The third party noteholders will have the option to participate pro rata in the equity issuance; and

  •
  the third-party noteholders will have certain board representation and minority rights in New UPC.

        In addition the restructuring agreement contains an agreement by the parties (other than us) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Exchangeable Loan while the restructuring agreement remains in effect.

        In order to facilitate an efficient and effective recapitalization, in accordance with the terms of the restructuring agreement, UPC, which operates as a financial holding company intends to seek relief under (i) a debt moratorium proceeding in the Netherlands, leading to a voluntary suspension of payments, and (ii) a Chapter 11 bankruptcy proceeding in the United States. We expect that, in these proceedings in the Netherlands and the United States, a plan of reorganization will be approved that comports with the recapitalization terms contained in the restructuring agreement. The anticipated court proceedings in the Netherlands and the United States could result in material changes in the nature of our business, material adverse changes to our financial condition and results of operations or our liquidation. We expect that this process will take a number of months to complete. If consummated, the recapitalization would result in the exchange of our senior and senior discount notes and other claims against us for equity in New UPC and the substantial dilution of our existing shareholders, including the holders of our ordinary shares, priority shares and preference shares.

        In the event that we are unable to successfully consummate the recapitalization envisioned by the restructuring agreement holders of our outstanding securities, including our ordinary shares, priority shares, preference shares and senior notes and senior discount notes, as well as the Exchangeable Loan, would likely lose a substantial portion, or all, of the value of their investment in our securities.

        If we are not able to complete the restructuring contemplated by the restructuring agreement, we might be required to liquidate or take other restructuring actions, these may have a greater adverse effect on our financial condition and results of operations and the value of our debt and equity securities.

Description of Business

        We own and operate broadband communications networks in 11 countries in Europe. Our operations are organized into three principal divisions: UPC Distribution, UPC Media and Priority Telecom. UPC Distribution, which, through its local operating systems delivers video, internet and telephone services to residential customers (the "Triple Play"). UPC Media, which comprises our converging internet-content business and programming businesses. UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post production services, and thematic channels for distribution on our network, third party networks and DTH platforms. Priority Telecom, which operates our CLEC business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telephone services to residential customers through UPC Distribution.

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

        During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. Our strategic vision has changed our focus from an aggressive digital roll-out to increasing the volume of our sales of products and services that have better gross margins and profitability. The revised business plan focuses on improved average revenue per subscriber and margins, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values.

  Revenue

        The following table presents an overview of our revenues by segment for the three and nine months ended September 30, 2002 and 2001.

	Revenue for the Three Months Ended September 30,
	2002	2001
	(In thousands of Euros, unaudited)
Triple Play Distribution(1)	302,507	271,498
Germany	4,283	13,829
DTH	7,205	21,987
Programming	-	19,679
Other	7,369	12,847
Intercompany Eliminations	-	(18,978)

Total Distribution	321,364	320,862

Priority Telecom	28,952	53,403
UPC Media	17,730	22,064
Corporate, IT & Other	-	1,271
Intercompany Eliminations	(27,174)	(55,156)

Total	340,872	342,444

	Revenue for the Nine Months Ended September 30,
	2002	2001
	(In thousands of Euros, unaudited)
Triple Play Distribution(1)	906,368	784,255
Germany	29,692	38,969
DTH	21,634	67,830
Programming	-	62,715
Other	27,474	37,761
Intercompany Eliminations	-	(60,478)

Total Distribution	985,168	931,052

Priority Telecom	91,944	183,337
UPC Media	54,105	58,789
Corporate, IT & Other	123	3,379
Intercompany Eliminations	(85,239)	(143,172)

Total	1,046,101	1,033,385

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

        Revenue decreased 1.6 million, or 0.5%, from 342.4 million for the three months ended September 30, 2001 to 340.9 million for the three months ended September 30, 2002. The 0.5 million improvement in UPC Distribution revenue and the 28.0 million reduction in intercompany eliminations was off-set by the 24.5 million decrease in the revenue of Priority Telecom, the 4.3 million decrease in the revenue of UPC Media and the 1.3 million decrease in the revenue of Corporate, IT and Other.

        Revenue increased 12.7 million, or 1.2%, from 1,033.4 million for nine months ended September 30, 2001 to 1,046.1 million for the nine months ended September 30, 2002. The 54.1 million improvement from UPC Distribution and 57.9 million improvement in intercompany eliminations was substantially off-set by the 91.4 million decrease in the revenue of Priority Telecom, the 4.7 million decrease in the revenue of UPC Media and 3.3 million decrease in the revenue of Corporate, IT and Other.

        UPC Distribution.    For the three months ended September 30, 2002, revenue from UPC Distribution increased 0.5 million to 321.4 million, from 320.9 million for the three months ended September 30, 2001, a 0.2% increase. Increases of 31.0 million from Triple Play were partially offset by a 9.5 million decrease as a result of the deconsolidation of our German operations, a 14.8 million decrease in DTH and 5.5 million decrease in Other. For the nine months ended September 30, 2002, revenue from UPC Distribution increased 54.1 million to 985.2 million, from 931.1 million for the nine months ended September 30, 2001, a 5.8% increase. Increases of 122.1 million from Triple Play were partially offset by a 9.3 million decrease in Germany, a 46.2 million decrease in DTH and 10.3 million decrease in Other.

        Of the 31.0 million increase in Triple Play revenue for the three months ended September 30, 2002, 4.2 million was from cable television and digital, 6.2 million was from telephony, and 20.6 million was from internet.

        Of the 122.1 million increase in Triple Play revenue for the nine months ended September 30, 2002, 25.7 million was from cable television and digital, 27.4 million from telephony, and 69.0 million from internet. The increase of Triple Play revenue is a combination of an increase in revenue generating units ("RGUs") through organic growth, as well as an increase in average revenue per subscriber ("ARPU"). At September 30, 2002, Triple Play RGUs were approximately 7,822,200, which represents an increase of 290,300 from September 30, 2001 when Triple Play RGUs were approximately 7,531,900.

        The 9.5 million and 9.3 million decrease in Germany revenue for the three and nine months ended September 30, 2002, respectively, is attributable to the fact that as of August 1, 2002, UPC Germany was deconsolidated.

        The 14.8 million and 46.2 million decrease in DTH revenue for the three and nine months ended September 30, 2002, respectively, was attributable to the fact that our Polish DTH business, which generated revenue of 22.0 million and 67.8 million for the three and nine months ended September 30, 2001, respectively, was contributed, as of December 7, 2001 to Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a newly formed, non-consolidated, joint venture with Canal+, in which we have a 25% investment.

        UPC Distribution no longer has any programming revenue due to the closure of the sports channels in the Central European region as of December 2001.

        Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom. UPC Distribution has entered into agreements with Priority Telecom for the provision by UPC Distribution of network, maintenance and operations services. This intercompany revenue is eliminated in our consolidated results. The primary reason for the decline in Other revenue is a reduction in the amount of services that UPC Distribution has provided to Priority Telecom in 2002.

        Priority Telecom.    Priority Telecom revenue decreased 24.5 million from 53.4 million for the three months ended September 30, 2001 to 29.0 million for the three months ended September 30, 2002. Priority Telecom revenue decreased 91.4 million from 183.3 million for the nine months ended September 30, 2001 to 91.9 million for the nine months ended September 30, 2002. The decrease in revenue was primarily attributable to the closure of the international wholesale voice and data business and, to a lesser extent, the closure of operations in non-core countries.

        UPC Media.    UPC Media revenue decreased 4.3 million from 22.1 million for the three months ended September 30, 2001 to 17.7 million for the three months ended September 30, 2002. UPC Media revenue decreased 4.7 million from 58.8 million for the nine months ended September 30, 2001 to 54.1 million for the nine months ended September 30, 2002. The decrease in UPC Media's revenue was attributable to the revision of the chello broadband affiliate agreement, which reduced UPC Media's revenue share from 40% of internet access in 2001 to 20% in 2002 as the result of the transfer of the chello technology organization to UPC Distribution in December 2001. In addition, revenue decreased due to the closure of under performing thematic channels. The decrease in revenue as a result of the change in the chello broadband internal revenue share was largely offset by an increase in revenue achieved through improved average revenue per subscriber ("ARPU") and stable subscriber growth.

        Corporate, IT and Other.    The decrease in Corporate, IT and Other revenue of 1.3 million and 3.3 million for the three and nine months ended September 30, 2002, respectively, related to the loss of management fees from Tevel, which filed for bankruptcy protection in Israel in March 2002.

        Intercompany eliminations.    Intercompany eliminations decreased by 28.0 million from 55.2 million for the three months ended September 30, 2001 to 27.2 million for the three months ended September 30, 2002. Intercompany elimination decreased by 57.9 million from 143.2 million for the nine months ended September 30, 2001 to 85.2 million for the nine months ended September 30, 2002. Intercompany revenue relates to inter-divisional revenue that is received by Priority Telecom, UPC Media, and UPC Distribution.

        Priority Telecom received 4.7 million and 13.8 million switch and other revenue from UPC Distribution for the three and nine months ended September 30, 2002, respectively, for Priority Telecom's services relating to UPC Distribution's residential customers. UPC Media received 14.8 million and 42.7 million from UPC Distribution for the three and nine months ended September 30, 2002, respectively, for providing affiliated local operators with high speed internet connectivity, caching, local language broadband portals and marketing support. The services and fees charged under the franchise agreements changed in 2002 so that among other things, chello broadband's revenue fee per subscriber has been reduced, resulting in lower services to UPC Distribution. UPC Distribution received 7.7 million and 28.7 million in revenue primarily from Priority Telecom primarily for the provision of network related services for the three and nine months ended September 30, 2002, respectively.

  Adjusted EBITDA

        The following table presents an overview of our Adjusted EBITDA by segment for the three and nine months ended September 30, 2002 and 2001.

	Adjusted EBITDA(1) for the Three Months Ended September 30,
	2002	2001
	(In thousands of Euros, unaudited)
Triple Play Distribution(2)	85,340	45,829
Germany	2,291	6,338
DTH	(592)	156
Programming	-	(7,564)
Other	9,071	452

Total Distribution	96,110	45,211

Priority Telecom	528	(32,021)
UPC Media	402	(26,418)
Corporate, IT & Other	(18,946)	(23,606)

Total	78,094	(36,834)

	Adjusted EBITDA(1) for the Nine Months Ended September 30,
	2002	2001
	(In thousands of Euros, unaudited)
Triple Play Distribution(2)	244,875	112,950
Germany	13,180	19,331
DTH	174	(7,634)
Programming	-	(30,350)
Other	21,074	6,401

Total Distribution	279,303	100,698

Priority Telecom	(5,621)	(79,452)
UPC Media	(5,285)	(95,582)
Corporate, IT & Other	(67,995)	(77,674)

Total	200,402	(152,010)

(1)
Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges, retention bonuses, and impairment and restructuring charges. Adjusted EBITDA is one of the primary measures used by our chief decision makers to measure our operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by our chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of us compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EDITDA for purposes of estimating current or prospective enterprise value. Our calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted EBITDA as an alternative to GAAP measure of income as a measure of performance, or to cash flows from operating investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of ours and our subsidiaries' stock option and phantom stock option plans.

(2)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

        For the three months ended September 30, 2002, Adjusted EBITDA improved by 114.9 million, or 312.0%, from negative 36.8 million for the three months ended September 30, 2001 to positive 78.1 million for the three months ended September 30, 2002. Of this improvement, 50.9 million was from UPC Distribution, 32.5 million was from Priority Telecom, 26.8 million was from UPC Media and 4.7 million was from Corporate, IT and Other.

        For the nine months ended September 30, 2002, Adjusted EBITDA improved by 352.4 million, or 231.8%, from negative 152.0 million for the nine months ended September 30, 2001 to positive 200.4 million for the nine months ended September 30, 2002. Of this improvement, 178.6 million was from UPC Distribution, 73.8 million was from Priority Telecom, 90.3 million was from UPC Media and 9.7 million was from Corporate, IT and Other.

        UPC Distribution.    UPC Distribution Adjusted EBITDA increased by 50.9 million from 45.2 million for the three months ended September 30, 2001 to 96.1 million for the three months ended September 30, 2002. Of the 50.9 million increase, 39.5 million was from Triple Play, 7.6 million was from Programming and 8.6 million was from Other. These increases were partially offset by a 4.0 million decrease in Adjusted EBITDA as a result of the deconsolidation of our German operations. For the nine months ended September 30, 2002 Adjusted EBITDA increased 178.6 million to 279.3 million from 100.7 million for the nine months ended September 30, 2001. Of the 178.6 million increase, 131.9 million was from Triple Play, 7.8 million was from DTH, 30.4 million was from Programming and 14.7 million was from Other. These increases were partially offset by a 6.2 million decrease in Adjusted EBITDA upon deconsolidation of UPC Germany. The improvement in Adjusted EBITDA for both the three months and nine months ended September 30, 2002 were the result of a number of factors including: increased operational efficiencies achieved by cost control, improvements in processes and systems and organizational rationalization, improved gross margins brought about by continued negotiations with major vendors and the improvement in gross profit brought about by successfully driving higher service penetration in existing customer base and continuing to achieve increased ARPU.

        Priority Telecom.    For the three months ended September 30, 2002 Adjusted EBITDA improved 32.5 million to 0.5 million, from negative 32.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 Adjusted EBITDA improved 73.8 million to negative 5.6 million, from negative 79.5 million for the nine months ended September 30, 2001. Adjusted EBITDA has improved due to the termination of non-profitable business lines (the international wholesale voice and data business) and the cessation of operations in non-core countries. In addition, strong cost control procedures have been put into place to reduce operating expenses.

        UPC Media.    For the three months ended September 30, 2002 Adjusted EBITDA improved 26.8 million to 0.4 million, from negative 26.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 Adjusted EBITDA improved 90.3 million to negative 5.3 million, from negative 95.6 million for the nine months ended September 30, 2001. Improved Adjusted EBITDA, for the three and nine months ended September 30, 2002, primarily reflected the continued focus on profitable revenue growth and cost reduction within the UPC Media division and the transfer of the operating expenses associated with the provision of broadband internet access services to UPC Distribution in December 2001.

        Corporate, IT and Other.    For the three months ended September 30, 2002, Adjusted EBITDA improved 4.7 million to negative 18.9 million from negative 23.6 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 Adjusted EBITDA improved 9.7 million to negative 68.0 million, from negative 77.7 million for the nine months ended September 30, 2001. Adjusted EBITDA for Corporate, IT and Other includes costs for our corporate functions, development costs relating to our digital set-top computer, the research of new technologies and development of our integrated pan-European IT platform. As with the other divisions in the group, organizational rationalism and continued corporate cost control is improving Adjusted EBITDA.

        Our consolidated Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros, unaudited)
Operating loss	(115,551)	(346,160)	(377,074)	(1,279,295)
Depreciation and amortization	189,779	262,437	534,679	767,979
Stock-based compensation expense and retention bonuses(1)	5,279	8,544	19,162	290
Impairment and restructuring charges	(1,413)	38,345	23,635	359,015

Consolidated Adjusted EBITDA	78,094	(36,834)	200,402	(152,010)

(1)
For the three and nine months ended September 30, 2002, retention bonuses amount to 299 and 897, respectively. For the three and nine months ended September 30, 2001, retention bonuses were nil.

Operating Expenses

        Operating expenses include direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, technology, programming, content and franchise fees.

        For the three months ended September 30, 2002, our consolidated operating expenses decreased 34.8 million to 186.2 million, from 221.0 million for the three months ended September 30, 2001. The 34.8 million decrease consisted of a 27.0 million decrease in direct costs and 7.8 million decrease in other operating expenses. Of the 27.0 million decrease in direct costs, 18.1 million was attributable to the decrease in programming and DTH costs, 7.8 million to the decrease in business telephony costs, 4.2 million to the decrease in internet costs and 1.0 million to the decrease in television costs. These decreases were partially offset by a 4.8 million increase in digital costs. For the nine months ended September 30, 2002 our consolidated operating expenses decreased 157.9 million to 567.0 million, from 724.9 million for the nine months ended September 30, 2001. The 157.9 million decrease in operating expenses consisted of a 117.9 million decrease in direct costs and 40.0 million decrease in other operating expenses. Of the 117.9 million decrease in direct costs, 64.5 million was attributable to the decrease in programming and DTH costs, 49.7 million to the decrease in business telephony costs and 18.8 million to the decrease in internet costs. These decreases were partially offset by a 15.1 million increase in residential telephony, television and other direct costs. For the three months and nine months ended September 30, 2002, the decrease in programming costs was primarily attributable to the deconsolidation of Poland DTH and the closure of sport channels in the central European region, as of December 2001. The decrease in business telephony costs was primarily attributable to the closure of the international wholesale voice and data business and the decrease in internet direct costs reflects a reallocation from direct costs to operating expenses, which was the result of the transfer of the internet access business from chello broadband to UPC Distribution.

        The 7.8 million and 40.0 million decrease in other operating expenses for the three and nine months ended September 30, 2002 was primarily attributable to the decrease in network and customer operations, programming and content costs, and numerous initiatives targeted to improve operational efficiencies.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs relating to human resources, IT, general services, management, finance, and customer acquisition costs. Selling, general and administrative expenses include stock-based compensation.

        For the three months ended September 30, 2002 our consolidated selling, general and administrative expenses decreased 84.9 million to 81.8 million, from 166.8 million for the three months ended September 30, 2001. For the nine-month period ended September 30, 2002 our consolidated selling, general and administrative expenses decreased 162.9 million to 297.9 million, from 460.8 million for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses reflects various initiatives that have successfully reduced overall cost levels throughout the group.

Depreciation and Amortization

        During the three months ended September 30, 2002, our depreciation and amortization expense decreased 72.7 million to 189.8 million, from 262.4 million for the three months ended September 30, 2001, a 27.7% decrease. During the nine months ended September 30, 2002, our depreciation and amortization expense decreased 233.3 million to 534.7 million, from 768.0 million for the nine months ended September 30, 2001, a 30.4% decrease. This was mainly due to the fact that, in accordance with the adoption of SFAS 142, we ceased amortizing goodwill, effective January 1, 2002.

Impairment and Restructuring Charges

        For the nine months ended September 30, 2002, we incurred 23.6 million of restructuring charges. These restructuring charges related mainly to our financial debt restructuring. For the three months ended September 30, 2002, Priority Telecom released 10.3 million of its restructuring provision which relates to the extinguishment of vendor financing. This gain offsets the restructuring charges of 9.6 million in UPC Media and Priority Telecom.

Interest Expense

        During the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, interest expense decreased 8.9 million to 213.9 million, from 222.9 million, a 4.0% decrease. The decrease was mainly associated with the unwinding of certain swap agreements. During the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, interest expense decreased 19.1 million to 669.1 million, from 688.2 million, a 2.8% decrease. Of the interest expense for the three and nine months ended September 30, 2002, 59.4 million and 182.4 million, respectively, was classified as Interest Expense Related Party due to United's acquisition of a portion of our senior notes and senior discount notes and the Exchangeable Loan in the first quarter of 2002. We continue to accrue for the interest on the senior notes and senior discount notes, including the notes owned by United.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of Euros, unaudited)
Cash Current Pay:
Bank	(59,320)	(59,913)	(188,102)	(218,002)
Senior Notes(1)	(69,308)	(74,935)	(197,039)	(220,002)

	(128,628)	(134,848)	(385,141)	(438,004)

Non-Cash Accretion:
Discount Notes	(66,540)	(67,804)	(219,712)	(198,875)
Exchangeable Loan	(14,356)	(14,742)	(44,236)	(19,921)
New DIC Loan	-	(169)	-	(507)
Deferred Financing	(4,423)	(5,290)	(19,999)	(30,867)

	(85,319)	(88,005)	(283,947)	(250,170)

Total Interest Expense	(213,947)	(222,853)	(669,088)	(688,174)

(1)
The cash current pay on our senior notes will not be paid in cash when we finalize our agreed recapitalisation.

        In the first quarter of 2002, we commenced discussions with holders of our senior notes and senior discount notes, as well as with United, our parent company, as holder of the Exchangeable Loan and a portion of such notes, aimed at reaching an agreement on restructuring of such indebtedness, including the reduction or elimination of such indebtedness. If our recapitalisation is consummated under the terms described under "Agreement for Restructuring" above, there would be a substantial reduction in our cash and non-cash interest expenses in 2003 and thereafter. If we are unable to consummate the recapitalisation or otherwise restructure our indebtedness, it is likely that our cash and non-cash interest expense will increase in 2003 and thereafter as a result of accretion in value of the senior discount notes and the interest on potential additional draw downs on the UPC Distribution Bank Facility.

Foreign Exchange Gain (Loss) and Other Income (Expense)

        The net loss from foreign exchange gain (loss) and other income (expense) decreased 254.7 million from a loss of 295.5 million for the three months ended September 30, 2001 to a loss of 40.8 million for the three months ended September 30, 2002. The net gain from foreign exchange gain (loss) and other income (expense) increased 771.4 million from a loss of 467.7 million for the nine months ended September 30, 2001 to a gain of 303.7 million for the nine months ended September 30, 2002. The gain in the nine months ended September 30, 2002 was mainly a result of an increase in foreign exchange result on the dollar denominated debt as the Euro strengthened against the U.S. dollar. For the three and nine months ended September 30, 2002, we recorded in other income and expense a gain of 1.0 million and a loss of 179.7 million, respectively, in connection with mark-to-market valuations.

Share in Results of Affiliated Companies, Net

        For the three months ended September 30, 2002, our share in net losses of affiliated companies decreased 48.5 million to 2.8 million in net profits, from 45.7 million for the three months ended September 30, 2001, a 106.1% decrease, as the losses in our affiliates decreased. The 2.8 million positive result recorded in the three months ended September 30, 2002, is due to net positive results in our affiliated operations and because we did not recorded any share in results of Xtra Music as we have completely written of our investment in Xtra Music. For the nine months ended September 30, 2002, our share in net losses of affiliated companies decreased 70.8 million to 36.9 million, from 107.7 million for the nine months ended September 30, 2001, a 65.7% decrease. The decrease for the nine months ended

September 30, 2002 relates to the implementation of SFAS 142, as we did not record amortization of excess basis on our equity investments and we did not recorded any losses on Tevel as we have completely written off our investment in Tevel.

Extraordinary Gain

        The extraordinary gain of 471.7 million for the nine months period ended September 30, 2002, in part relates to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts of 124.5 million recognized during the first three months of 2002 and an extraordinary gain of 347.2 million associated with the unwinding of certain swap agreements, recognized during the three months ended June 30, 2002.

        On February 1, 2002, we amended certain swap agreements with a bank effective as of January 31, 2002. We entered into swap agreements in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to us under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank was to deliver to us approximately 400 million, in aggregate principal amount of our senior notes and senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to us 353.2 million in aggregate principal amount of our senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

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

        On delivery of the senior notes and senior discount notes described in the two transactions above, our indebtedness was reduced by 404.6 million and we recognized an extraordinary gain of 347.2 million during the three months ended June 30, 2002 on the cross currency swaps. In addition, we reduced our accrued interest expense associated with these notes.

Cumulative effect of Change in Accounting Principle

        Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001, resulted in a cumulative increase to income of 21.3 million and a cumulative increase to "Other Comprehensive Income" ("OCI") of 36.7 million. The increase to income was attributable to a loss of approximately 36.7 million reclassified from OCI for the value of certain warrants held by us, which are derivatives and are not designated as a hedging instrument, and income of approximately 58.0 million related to gains associated with the cross currency swaps which are held by us, which do not qualify as hedging instruments as defined by SFAS 133. We seek to use derivative instruments to manage exposures to foreign currency and interest rate risks.

New Accounting Principles

        We adopted SFAS 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. In addition, goodwill on equity method investments is no longer amortized, but tested for impairment in accordance with APB 18. The goodwill impairment test, which is based on fair value, is performed on a reporting unit level. All recognized intangible assets that are deemed not to have an indefinite life are amortized over their estimated useful lives. We finalized the process of comparing the fair value of our reporting units with their respective carrying amounts, including goodwill. This process enabled us to identify any potential goodwill impairment from the adoption of SFAS 142. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The first step of the goodwill impairment test was performed and the carrying test of certain reporting units exceed their fair value, including reporting units in the Netherlands, Sweden, Hungary, the Czech Republic, France, Slovakia and Poland and Priority Telecom. The Company is currently carrying out the second step of the test to quantify how much of the total goodwill will be impaired. A substantial cumulative effect adjustment will be required as a result of this process. The determination of the potential impairment adjustment will be completed by the end of the year. Net goodwill of approximately 2.8 billion is included in the accompanying condensed consolidated balance sheets as of September 30, 2002.

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

        On June 28, 2002 the Financial Accounting Standards Board voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position.

Statements of Cash Flows

        We had cash and cash equivalents of 301.1 million as of September 30, 2002, a decrease of 553.9 million from 855.0 million as of December 31, 2001.

Cash Flows from Operating Activities

        During the nine months ended September 30, 2002, net cash flow used in operating activities was 298.7 million compared to a use of 805.2 million for the comparable period in 2001. This decrease of cash used for operating activities was mainly related to a decrease in cash used for operating expenses, a decrease in cash used in selling, general and administrative activities, and by a considerably lower decrease in current liabilities in the three months ended September 30, 2002.

        The interest payments due on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007, 11 1/4% Senior Notes due 2009 were not paid. Our failure to make the interest payments on these notes did not affect our operating cashflows as it was offset by an increase in current liabilities.

Cash Flows from Investing Activities

        We used 206.3 million of net cash flow in investing activities during the nine months ended September 30, 2002, compared to 708.1 million for the nine months ended September 30, 2001. This decrease was primarily related to a decrease in our capital expenditures.

Cash Flows from Financing Activities

        We had 50.1 million of cash outflows from financing activities during the nine months ended September 30, 2002, compared to 817.4 million of cash inflows during the nine months ended September 30, 2001. The decrease related to the fact that we did not have substantial net proceeds from either long-term or short-term borrowings, whereas we had a 600.0 million cash inflow from the UPC Distribution Bank Facility and a 1.0 billion cash inflow from the Exchangeable Loan, which were partially offset by a 750.0 million cash outflow from the repayment of UPC Bridge Facility in the first nine months of 2001.

Consolidated Capital Expenditures

        Since 1995, we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can eventually result in higher total costs of construction upon completion of the project. At the end of 2001, we completed a strategic review of our business, which eventually has resulted in a reduced capital expenditure program for 2002, as we focus on increasing penetration of new services in our existing upgraded operating area and efficient deployment of capital on a limited basis, aimed at causing product deployment to result in positive net present values.

        In addition to the network infrastructure and related equipment and capital resources described above, development of our newer businesses, chello broadband, Priority Telecom, our digital distribution platform and DTH, including expansion into Central Europe, requires capital expenditures for construction and development of our pan-European distribution and programming facilities, including our origination facility, network operating center, and related support systems, information technology and equipment.

        For the year 2002, we planned a significant reduction in capital expenditures. In this regard, customer premise equipment ("CPE") costs in 2002 have been decreasing based on current negotiated prices, which are continuing to decrease further as market rates for such equipment continue to fall aided by centrally led contract negotiations. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval.

        We expect that network and upgrade capital expenditure will also see a significant reduction as we plan to limit additional network investment primarily to that needed to cover maintenance and costs necessary to support expansion of services with our existing network being expected to largely cope with the anticipated increase in traffic. In addition, we plan to limit new build expenditures primarily to areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced.

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

  •
  operating cash flow.

        In general, we have been primarily dependent on the capital markets in the past to fund acquisitions, developing systems and products and corporate overhead, using the cash contributed by United Europe, Inc. upon formation and debt and equity raised at the holding company levels for such purposes. However, going forward, we may not be able to access the capital markets as a source of capital. Our current plans do not anticipate such access, although we might access such markets if we are able and the terms of such financing are acceptable to us.

        In addition, we have financed our established systems and, when possible, our developing systems, with debt at the subsidiary levels and with operating cash flow. Established systems generally have stable positive cash flows that are used to partially offset funding necessary for new product offerings, including telephone and internet/data. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs until alternative financing can be secured.

        In 2002 and thereafter, we anticipate that the sources of capital possibly available to us will include working capital and operating cash flows, proceeds from the disposal of non-core investments, and further internal reorganization and alignment of businesses, draw downs under the UPC Distribution Bank Facility (if our recapitalization is successful) and vendor financing. We do not anticipate access to the capital markets as a source of funding unless we are able to restructure our existing indebtedness. If we are able to complete our planned recapitalization satisfactorily and are able to implement a rationalization of our non-core investments and improve our operating performance, we believe that our existing cash balances, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. However, during the period in which we are implementing our recapitialization plan, we have a draw down limitation of 100 million under the UPC Distribution Bank Facility, 65 million of which has already been drawn down as of November 14, 2002. Drawings under the limitation are subject to certain conditions. Should our planned debt restructuring, further internal reorganization and alignment of businesses and the investment rationalization program be unsuccessful, or should our planned recapitalization be unsuccessful and our operating results fall behind our current business plan, there is uncertainty whether we will have sufficient funds to meet our planned capital expenditures and/or existing debt commitments and it is doubtful we would be able to continue as a going concern.

Liquidity Requirements

        As a result of our failure to pay interest when due on our senior notes, the maturity of those senior notes, our senior discount notes, the Exchangeable Loan and the UPC Distribution Facility may be accelerated at any time, subject, in the case of the Exchangeable Loan and the UPC Distribution Facility to conditional waivers granted by the holders of such indebtedness. Consequently, all such indebtedness has been classified as current portion of long-term debt. The table below shows the maturity dates of our future obligations, based on the classification of our defaulted indebtedness as current portion of long-term debt.

Contractual Obligations

	Payments due by Period
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
	(In thousands of Euros, unaudited)
Short term debt	6,093	-	-	-	6,093
Long term debt	8,458,338	26,579	4,508	420,227	8,909,652
Operating Leases	49,076	63,075	90,379	-	202,530
Unconditional Purchase Obligations	38,528	44,602	13,394	5,000	101,524
Other Long term Obligations	43,571	95,628	95,223	30,276	264,698

Total Contractual Cash	8,595,606	229,884	203,504	455,503	9,484,497

        In addition to the programming commitments specified in table above, all UPC Distribution affiliates are parties to channel carriage agreements obliging the affiliate to make the channel available to subscribers throughout the term of the agreement and in a specified package. The payments due under these programming commitments are dependent upon the actual number of subscribers.

        We have entered into a framework agreement for the supply of various types of equipment. Under this agreement, we have a remaining one to three year obligation to buy 197,000 STCs at market price and a one year obligation to buy 61,500 modems.

        Even if the indebtedness described above were not in default and were classified as short- or long-term indebtedness in accordance with the contractual terms of the indebtedness, we would have substantial liquidity requirements in 2002 and thereafter. For example, cash payable in 2002 under the existing contractual terms of our senior notes and senior discount notes, the Exchangeable Loan, the UPC Distribution Bank Facility and other short- and long-term indebtedness amounts to approximately 89.8 million. In addition, scheduled principal payments in 2002 under the existing contractual terms for such indebtednes amount to approximately 68.6 million.

        Our non-restricted cash and cash equivalents were 301.0 million at September 30, 2002. Our ability to draw on available cash under borrowing facilities may be limited because of existing defaults. Because of our future cash obligations, our anticipated cash flows and our belief that we will not be able to access the capital markets in the short term, we have undertaken our planned recapitalization of our company.

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

Sources of Capital

        We had approximately 301.0 million of cash and cash equivalents on hand as of September 30, 2002. Of our 301.0 million of cash and cash equivalents on hand, USD 75.7 million is held by UPC Polska, our Polish subsidiary, and, as a result of the limitations imposed by the indentures governing the UPC Polska Notes, is limited in its utilization. Our ability to access our borrowing capacity at the holding company and subsidiary level was restricted or eliminated as a result of the payment defaults under our senior notes in the first nine months of 2002, as discussed in Item 2 "Developments". To date, our principal sources of capital have been debt and equity capital raised at our holding company level and debt securities and bank debt issued or borrowed by subsidiaries. We do not expect to access these sources of capital in 2002 and thereafter, except for the permitted borrowing of 100 million under the UPC Distribution Bank Facility (65 million of which was drawn down as of November 14, 2002),unless we are able to restructure our existing indebtedness.

        As of September 30, 2002, the amount outstanding under the UPC Distribution Bank Facility has not increased as compared to amounts outstanding as of December 31, 2001. As of September 30, 2002, 3.1 billion is outstanding under this Facility.

        In May 2001, we completed the placement of the Exchangeable Loan, receiving proceeds of USD 856.8 million (1.0 billion). The holder of the Exchangeable Loan has the right to exchange the loan, which was borrowed by our wholly-owned subsidiary, Belmarken, into our ordinary shares under certain circumstances at USD 6.85 per share. The Exchangeable Loan was transferred to United on January 30, 2002, as a part of a transaction between Liberty, the original holder of the Exchangeable Loan, and United. We may exchange the loan for our ordinary shares at USD 6.85 per share subject to certain conditions. Our planned recapitalization provides for the exchange of the Exchangeable Loan into equity of New UPC. See Item 2 "Developments—Agreement for Restructuring" above.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

        As of September 30, 2002, we had cash and cash equivalents of approximately 301.0 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments will be subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union). However, we do not expect any material losses with respect to our investment portfolio.

Inflation and Foreign Currency Exchange Rate Changes

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

        The table below provides information about UPC's and its consolidated subsidiaries' foreign currency exchange risk for cash which is denominated in foreign currencies outside of the European Monetary

Union as of September 30, 2002. The information is presented in Euro equivalents, as the Euro is our reporting currency.

	Amount Outstanding as of September 30, 2002
Cash and Cash Equivalents	Book Value	Fair Value
	(In thousands of Euros, unaudited)
USD Cash	99,585	99,585

        We are risk adverse towards foreign currency risk and therefore actively seek to manage our foreign currency risk by entering into hedge instruments where appropriate and available to us in the financial markets. We use cross currency swaps, currency deposits and forward contracts to hedge the exposure. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We seek to manage our foreign currency risk through the use of these instruments, however we do not manage our foreign currency risk associated with revenues.

        For descriptions of our senior notes, our senior discount notes, the Exchangeable Loan, the UPC Distribution Bank Facility and our other debt, we refer to Note 9 to our audited consolidated financial statements for the year December 31, 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2001. The interest rates of the senior notes are included in the interest rate sensitivity tables to which we refer.

        The tables below provide information about us and our consolidated subsidiaries' foreign currency exchange risk for debt which is denominated in foreign currencies outside of the European Monetary Union as of September 30, 2002, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The information is presented in Euro equivalents, which is our reporting currency. The instruments' actual cash flows are denominated in U.S. dollars.

	Amount Outstanding as of September 30, 2002		Expected Repayment(1) as of September 30,
Dollar Denominated Facilities	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros)
UPC Senior Notes due 2009	773,497	38,675	773,497	-	-	-	-	-
UPC Senior Notes due 2007	172,549	8,627	172,549	-	-	-	-	-
UPC Senior Notes due 2009	241,940	12,097	241,940	-	-	-	-	-
UPC Senior Notes due 2010	231,802	11,590	231,802	-	-	-	-	-
UPC Senior Discount Notes due 2009	597,968	29,857	597,968	-	-	-	-	-
UPC Senior Discount Notes due 2009	369,281	19,417	369,281	-	-	-	-	-
UPC Senior Discount Notes due 2010	733,026	40,621	733,026	-	-	-	-	-
UPC Senior Notes due 2010	574,133	28,707	574,133	-	-	-	-	-
PCI Notes	14,734	745	-	14,734	-	-	-	-
@Entertainment 1998 Senior Discount Notes	185,288	11,958	-	-	-	-	-	185,288
@Entertainment 1999 Senior Discount Notes	165,258	11,382	-	-	-	-	-	165,258
@Entertainment 1999 Series C Senior Discount Notes	19,371	1,828	-	-	-	-	-	19,371
Exchangeable Loan	942,129	942,129	942,129	-	-	-	-	-

(1)
Based on classification of indebtedness in our consolidated financial statements for the nine months ended September 30, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables as a result of the defaults under our senior notes and senior discount notes as of September 30, 2002.

        In connection with our offering of senior notes in July 1999, October 1999 and January 2000, as well as the UPC Distribution Bank Facility, we entered into cross-currency and interest rate swap agreements, exchanging U.S. dollar-denominated obligations for Euro denominated obligations. The cross-currency and interest rate swap agreements on July 1999, October 1999 and January 2000 senior notes were unwound as of June 30, 2002.

        On February 1, 2002, we amended certain swap agreements with one of our banks. The swap agreements were entered into in connection with the issuance of certain of our notes. The swap agreements were subject to early termination upon the occurrence of certain events. The amendment provided that the bank's obligations to us under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank was to deliver to us approximately 400 million in aggregate principle amount of our senior notes described above held by that bank, subject to adjustment in the case of certain circumstances, and subject to movements in EUR/USD exchange rate. On June 28, 2002, we received senior notes and senior discount notes with an aggregate amount of 404.6 million. Accordingly, we recognized an extraordinary gain of 347.2 million in the nine months ended September 30, 2002.

        On June 11, 2002, we unwound certain swap agreements with a bank. The swap agreements were entered into in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to a potential event of default as a result of our non-payment of interest on the senior notes, during which time the bank was not obliged to make payments to us under the swap agreement. In settlement of the bank's obligations to us, on June 11, 2002 the bank delivered approximately 51.4 million in aggregate principal amount of our senior notes and senior discount notes held by that bank.

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

        For descriptions of our senior notes, our senior discount notes, the Exchangeable Loan, the UPC Distribution Bank Facility and our other debt, we refer to Note 9 of our audited consolidated financial statements for the year December 31, 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2002, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency.

	Amount Outstanding as of September 30, 2002		Expected Repayment(1) as of September 30,
Variable Rate Facilities	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros, unaudited)
UPC Distribution Bank Facility(1)	3,127,939	3,127,939	3,127,939	-	-	-	-	-
EURIBOR/USD LIBOR +0.75%-4.00%,(2)
Average interest rate of 6.97% in 2002

(1)
Based on classification of indebtedness in our consolidated financial statements for the nine months ended September 30, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables as a result of the defaults under our senior notes and senior discount notes as of September 30, 2002.
(2)
In conformance with the new waivers given by the lenders the interest margins have increased 1.5% to 2.25% and 5.5% respectively.

	Amount Outstanding as of September 30, 2002		Expected Repayment(1) as of September 30,
Fixed Rate Facilities	Book Value	Fair Value	2002	2003	2004	2005	2006	2007 and thereafter
	(In thousands of Euros, unaudited)
UPC Senior Notes due 2009	773,497	38,675	773,497	-	-	-	-	-
Average interest rate	10.875%	150.480%
UPC Senior Notes due 2007	172,549	8,627	172,549	-	-	-	-	-
Average interest rate	10.875%	196.790%
UPC Senior Notes due 2009	241,940	12,097	241,940	-	-	-	-	-
Average interest rate	11.250%	196.790%
UPC Senior Notes due 2009	213,057	10,653	213,057	-	-	-	-	-
Average interest rate	10.875%	150.480%
UPC Senior Discount Notes due 2009	597,968	29,857	597,968	-	-	-	-	-
Average interest rate	12.500%	90.790%
UPC Senior Discount Notes due 2009	369,281	19,417	369,281	-	-	-	-	-
Average interest rate	13.375%	86.240%
UPC Senior Discount Notes due 2009	141,328	7,640	141,328	-	-	-	-	-
Average interest rate	13.375%	86.240%
UPC Senior Notes due 2007	69,166	3,458	69,166	-	-	-	-	-
Average interest rate	10.875%	196.790%
UPC Senior Notes due 2009	69,761	3,488	69,761	-	-	-	-	-
Average interest rate	11.250%	199.900%
UPC Senior Discount Notes due 2010	733,026	40,621	733,026	-	-	-	-	-
Average interest rate	13.750%	81.250%
UPC Senior Notes due 2010	231,802	11,590	231,802	-	-	-	-	-
Average interest rate	11.500%	156.540%
UPC Senior Notes due 2010	574,133	28,707	574,133	-	-	-	-	-
Average interest rate	11.250%	153.950%
UPC Senior Notes due 2010	145,721	7,286	145,721	-	-	-	-	-
Average interest rate	11.250%	153.950%
PCI Notes	14,734	745	-	14,734	-	-	-	-
Average interest rate	9.875%	73.736%
@Entertainment 1998 Senior Discount Notes	185,288	11,958	-	-	-	-	-	185,288
Average interest rate	14.500%	143.281%
@Entertainment 1999 Senior Discount Notes	165,258	11,382	-	-	-	-	-	165,258
Average interest rate	14.500%	108.271%
@Entertainment 1999 Series C Senior Discount Notes	19,371	1,828	-	-	-	-	-	19,371
Average interest rate	7.000%	52.269%
DIC Loan	54,269	-	54,269	-	-	-	-	-
Average interest rate	10.000%	10.000%
Exchangeable Loan	942,129	942,129	942,129	-	-	-	-	-
Average Interest rate	6.000%	6.000%

(1)
Based on classification of indebtedness in our consolidated financial statements for the nine months ended September 30, 2002. Contractual maturities of the indebtedness differ from the information shown in the table as a result of the existing defaults under our senior notes and senior discount notes as of September 30, 2002.

Equity Prices

        As of September 30, 2002, we are exposed to equity price fluctuations related to our investments in equity securities. Our investment in United is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity, until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

	Number of Shares	Fair Value as of September 30, 2002
	(In thousands of Euros, except share amounts, unaudited)
United	5,569,240	9,277
PrimaCom AG	4,948,039	1,682
SBS	6,000,000	79,943

        As of September 30, 2002, we are also exposed to equity price fluctuations related to our debt, which is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates

	Amount Outstanding as of September 30, 2002		Expected Repayment as of September 30,
Convertible Debt
	Book Value	Fair Value	2002	2003
	(In thousands of Euros, unaudited)
DIC Loan	54,269	-	54,269	-
10% per annum
Exchangeable Loan	942,129	942,129	942,129	-
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

        The following table details the fair value of the derivate instruments outstanding as of September 30, 2002 by related borrowing:

Borrowing	Type of Instrument	As of September, 30 2002	As of December, 31 2001
		(In thousands of Euros, unaudited)
July 1999 Notes	Cross currency/interest rate swap	-	101,736
October 1999 Notes	Cross currency/interest rate swap	-	55,522
January 2000 Notes	Cross currency/interest rate swap	-	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(70,423)	(47,065)

Total derivative (liabilities) assets, net		(70,423)	146,934

        The UPC Distribution Bank Facility swaps include an interest rate swap of 13.8 million, which qualifies as an accounting cash flow hedge. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' deficit. The remaining instruments are marked to market each period with the corresponding fair value gain or loss recorded as a part of foreign currency exchange gain (loss) and other income (expense) in the consolidated statement of operations. The fair values consider all rights and obligations of the respective instruments, including the set-off provisions described below. For the three months ended September 30, 2002 and 2001, we recorded a gain of 1.0 million and a loss of 85.1 million, respectively, and for the nine months ended September 30, 2002 and 2001, we recorded a loss of 179.7 million and a loss of 59.6 million, respectively, in connection with the mark-to-market valuations.

        As per the waiver letter of September 30, 2002, the lending banks under the UPC Distribution Bank Facility have agreed to temporarily waive certain of their rights under the UPC Distribution Bank Facility, subject to certain conditions including the resolution of certain issues arising under the Senior Hedging Agreements. These issues were resolved when:

        (i) the mark to market positions under the cross currency hedges with a notional amount of USD 347.5 million (swapped into a notional amount of EUR 408.1 million) were frozen, (ii) we repaid these positions with a cash payment of 12 million and (iii) the counter parties agreed to extend the remainder position totalling approximately 54 million to August 2003.

        Certain derivative instruments include set-off provisions that provide for early termination upon the occurrence of certain events, including an event of default. In an event of default, any amount payable to one party by the other party, will, at the option of the non-defaulting party, be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If we are the defaulting party and the counterparty to the swap holds bonds of our company, these bonds may be used to settle the obligation of the counterparty to us. In such an event of settlement, we would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds that must be delivered is based on the principal (i.e. face) amount of the bonds held and not the fair value, which may be substantially less. In June 2002, we recognized an extraordinary gain of 347.2 million from the delivery by certain banks of 404.6 million in aggregate principal amount of our senior notes and senior discount notes as settlement of the interest rate/cross currency derivative contracts on our July 1999 Senior Notes, our October 1999 Senior Notes and our January 2000 Senior Notes.

        The condensed consolidated balance sheets reflect these instruments as derivative assets or liabilities as appropriate.

Item 4. Controls and Procedures

        Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluations.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        Information regarding developments in the current legal proceedings to which the Company or any of its subsidiaries is a party, see Note 9 ("Commitments and Contingencies—Litigation and Claims) and Note 14 ("Subsequent Events—Tevel", —"Proceedings by Certain Institutional Lenders", —"Legal Proceedings Médiaréseaux" and —"Philips Legal Proceedings") in the notes to the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2002 contained Part I, Item 1—Financial Statements, of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Item 2—Changes in Securities and Use of Proceeds

        None.

Item 3—Defaults Upon Senior Securities

        Information regarding the defaults on our senior securities is contained in Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations, Developments of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

Item 4—Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

	As at September 30, 2002
	UPC Paid in Ownership	Homes in Service Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Basic Subscribers(4)	Basic Penetration (5)	Direct to Home (DTH)	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	480,900	174,400	335,400	69.7%	-	30,500
Sweden	100.0%	770,000	421,600	254,200	269,900	64.0%	-	13,600
Belgium	100.0%	530,000	152,600	152,600	127,400	83.5%	-	-
France	92.0%	2,656,600	1,340,400	647,200	459,300	34.3%	-	8,400
The Netherlands	100.0%	2,649,200	2,519,000	2,240,200	2,335,600	91.0%	-	57,600
Austria	95.0%	1,081,400	923,300	920,100	497,300	53.9%	-	14,200

Total Western Europe		8,216,200	5,837,800	4,388,700	4,024,900		-	124,300

Poland	100.0%	1,865,800	1,865,800	184,600	986,400	52.9%	-	-
Hungary	98.9-100.0%	1,001,100	952,800	481,800	674,100	70.7%	64,600	-
Czech Republic	99.9-100.0%	912,900	681,400	238,300	302,700	44.4%	42,700	-
Romania	51.0-100.0%	659,600	458,400	-	321,600	70.2%	-	-
Slovak Republic	100.0%	517,800	379,100	17,300	296,700	78.3%	8,900	-

Total Eastern Europe		4,957,200	4,337,500	922,000	2,581,500		116,200	-

Total consolidated		13,173,400	10,175,300	5,310,700	6,606,400		116,200	124,300

Non-consolidated companies:
Germany (PrimaCom)(6)	25.0%	1,974,300	1,974,300	454,100	1,305,200	66.1%	-	12,100
Israel(7)	46.6%	670,300	667,400	425,000	403,000	60.4%	-	180,200
Malta	50.0%	187,500	187,500	82,100	94,800	50.6%	-	-
Poland (TKP)(8)	25.0%	-	-	-	-		585,500	-
Germany (EWT/TSS)(9)	28.7%	783,200	703,400	24,000	582,600	82.8%	-	-

Total non-consolidated		3,615,300	3,532,600	985,200	2,385,600		585,500	192,300

Total		16,788,700	13,707,900	6,295,900	8,992,000		701,700	316,600

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

(4)
Digital subscribers receiving analogue basic tier channels are also included in Basic Subscribers.

(5)
Basic penetration represents the number of basic subscribers as a ratio of the number of homes passed.

(6)
Statistics of PrimaCom are as of June 30, 2002.

(7)
Statistics of Israel are as of March 31, 2002.

(8)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

(9)
The occurrence of the events of default described in Item 2 "Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On July 30, 2002, UPC transferred the shares to the holders of a minority interest in UPC Germany. After the transfer of the shares, our interest in UPC Germany was reduced to 28.7%. As of August 1, 2002 we no longer consolidate UPC Germany.

	As at September 30, 2002
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	Lines Residential
Cable Telephony
Consolidated companies:
Norway	100.0%	129,900	20,200	22,500
France	92.0%	647,200	54,300	56,100
The Netherlands	100.0%	1,581,000	176,900	214,000
Austria	95.0%	899,700	144,800	146,100

Total consolidated		3,257,800	396,200	438,700

Non-consolidated companies
Germany—(EWT/TSS)(1)	28.7%	1,300	100	100

Total non-consolidated		1,300	100	100

Non-cable Telephony
Consolidated companies:
Czech Republic(2)	99.9–100.0%	17,700	3,200	3,200
Hungary(2)	98.9–100.0%	84,900	65,100	71,400

Total non-cable Telephony		102,600	68,300	74,600

Total		3,361,700	464,600	513,400

(1)
The occurrence of the events of default described in Item 2 "Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On July 30, 2002, UPC transferred the shares to the holders of a minority interest in UPC Germany. After the transfer of the shares, our interest in UPC Germany was reduced to 28.7%. As of August 1, 2002 we no longer consolidate UPC Germany.

(2)
Hungary (Monor) and Czech Republic offer traditional telephony services.

	As at September 30, 2002
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	3rd Party ISP Subscribers(1)
Internet
Consolidated companies:
Norway	100.0%	174,400	27,700	-
Sweden	100.0%	254,200	55,600	-
Belgium	100.0%	152,600	21,900	-
France	92.0%	647,200	20,000	-
The Netherlands	100.0%	2,317,600	289,300	4,100
Austria	95.0%	920,100	163,000	-

Total Western Europe		4,466,100	577,500	4,100

Poland	100.0%	184,600	11,700	-
Hungary	98.9–100.0%	402,800	22,000	200
Czech Republic	99.9–100.0%	238,300	-	11,500

Total Eastern Europe		825,700	33,700	11,700

Total consolidated		5,291,800	611,200	15,800

Non-consolidated companies:
Germany (PrimaCom)(2)	25.0%	454,100	-	43,600
Israel(3)	46.6%	-	-	-
Malta	50.0%	82,100	-	9,200
Germany (EWT/TSS)(4)	28.7%	24,000	-	2,200

Total non-consolidated		560,200	-	55,000

Total		5,852,000	611,200	70,800

(1)
Internet subscribers who are not served by chello broadband.

(2)
Statistics of PrimaCom are as of June 30, 2002.

(3)
Statistics of Israel are as of March 31, 2002.

(4)
The occurrence of the events of default described in Item 2 "Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On July 30, 2002, UPC transferred the shares to the holders of a minority interest in UPC Germany. After the transfer of the shares, our interest in UPC Germany was reduced to 28.7%. As of August 1, 2002 we no longer consolidate UPC Germany.

	As at September 30, 2001
	UPC Paid in Ownership	Homes in Service Area (1)	Homes Passed (2)	Two Way Homes Passed (3)	Basic Subscribers (4)	Basic Penetration (5)	Direct to Home (DTH)	Digital Subscribers
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	476,300	155,300	332,200	69.7%	-	-
Sweden	100.0%	770,000	421,600	244,400	260,900	61.9%	-	-
Belgium	100.0%	530,000	152,300	152,300	122,400	80.4%	-	-
France	92.0%	2,656,500	1,290,700	536,700	425,100	32.9%	-	8,800
The Netherlands	100.0%	2,644,500	2,514,500	2,209,300	2,328,600	92.6%	-	40,300
Austria	95.0%	1,081,400	923,300	920,100	493,200	53.4%	-	-

Total Western Europe		8,211,400	5,778,700	4,218,100	3,962,400		-	49,100

Poland	100.0%	1,851,800	1,851,800	181,000	1,007,400	54.4%	-	-
Hungary	98.9-100.0%	1,001,100	910,600	362,800	653,600	71.8%	51,200	-
Czech Republic	99.9-100%	913,000	786,400	179,300	342,700	43.6%	38,600	-
Romania	51.0-70.0%	648,500	450,700	-	289,100	64.1%	-	-
Slovak Republic	95.0-100.0%	517,800	373,200	17,300	305,500	81.9%	11,800	-

Total Eastern Europe		4,932,200	4,372,700	740,400	2,598,300		101,600	-

Total consolidated		13,143,600	10,151,400	4,958,500	6,560,700		101,600	49,100

Non-consolidated companies:
Germany (EWT/TSS)(6)	28.7%	714,100	714,100	12,100	589,100	82.5%	-	-
Germany (Primacom)	25.0%	1,927,100	1,927,100	418,000	1,305,800	67.8%	-	6,900
Israel	46.6%	680,000	660,400	405,000	426,800	64.6%	-	-
Malta	50.0%	184,500	182,800	35,000	91,000	49.8%	-	-

Total non-consolidated		3,505,700	3,484,400	870,100	2,412,700		-	6,900

Total		16,649,300	13,635,800	5,828,600	8,973,400		101,600	56,000

Disposed Operations
Poland(7)	100.0%	-	-	-	-		311,400	-

Total Disposed Operations		-	-	-	-		311,400	-

Total		16,649,300	13,635,800	5,828,600	8,973,400		413,000	56,000

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

(4)
Digital subscribers receiving analogue basic tier channels are also included in Basic Subscribers.

(5)
Basic penetration represents the number of basic subscribers as a ratio of the number of homes passed.

(6)
The occurrence of the events of default described in Item 2 "Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On July 30, 2002, UPC transferred the shares to the holders of a minority interest in UPC Germany. After the transfer of the shares, our interest in UPC Germany was reduced to 28.7%. As of August 1, 2002 we no longer consolidate UPC Germany.

(7)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

	As at September 30, 2001
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	Lines Residential
Cable Telephony
Consolidated companies:
Norway	100.0%	121,300	18,600	20,200
France	92.0%	536,700	59,800	62,400
The Netherlands	100.0%	1,539,100	166,200	207,300
Austria	95.0%	899,700	130,200	131,300

Total consolidated		3,096,800	374,800	421,200

Non-consolidated companies:
Germany—(EWT/TSS)(1)	28.7%	1,300	100	100

Total non-consolidated		1,300	100	100

Total cable telephony		3,098,100	374,900	421,300

Non-cable Telephony
Consolidated companies:
Czech Republic(2)	99.9–100.0%	17,700	3,400	3,400
Hungary(2)	98.9–100.0%	84,900	67,300	72,700

Total non-cable Telephony		102,600	70,700	76,100

Total		3,200,700	445,600	497,400

(1)
The occurrence of the events of default described in Item 2 "Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On July 30, 2002, UPC transferred the shares to the holders of a minority interest in UPC Germany. After the transfer of the shares, our interest in UPC Germany was reduced to 28.7%. As of August 1, 2002 we no longer consolidate UPC Germany.

(2)
Hungary (Monor) and Czech Republic offer traditional telephony services.

	As at September 30, 2001
	UPC Paid in Ownership	Homes Serviceable	Subscribers Residential	3rd Party ISP Subscribers(1)
Internet
Consolidated companies
Norway	100.0%	155,300	22,300	-
Sweden	100.0%	244,400	44,100	-
Belgium	100.0%	152,300	20,300	-
France	92.0%	536,700	19,900	-
The Netherlands	100.0%	2,209,000	214,600	5,000
Austria	95.0%	920,100	129,500	-

Total Western Europe		4,217,800	450,700	5,000

Poland	100.0%	181,000	5,500	-
Hungary	98.9–100%	278,200	7,800	2,700
Czech Republic	100.0%	114,700	-	4,200
Romania	51.0–70.0%	-	-	-
Slovak Republic	95.0–100.0%	100	-	-

Total Eastern Europe		574,000	13,300	6,900

Total consolidated		4,791,800	464,000	11,900

Non-consolidated companies:
Germany (EWT/TSS)(2)	28.70%	12,100	-	300
Germany (PrimaCom)	25.0%	418,000	-	27,000
Malta	50.0%	4,000	-	4,000

Total non-consolidated		434,100	-	31,300

Total		5,225,900	464,000	43,200

(1)
Internet subscribers who are not served by chello broadband.

(2)
The occurrence of the events of default described in Item 2 "Developments" also triggered the right of the holders of a minority interest in our 51% owned subsidiary, UPC Germany, to acquire from us for nominal consideration shares of UPC Germany constituting 22% of UPC Germany's outstanding shares. On July 30, 2002, UPC transferred the shares to the holders of a minority interest in UPC Germany. After the transfer of the shares, our interest in UPC Germany was reduced to 28.7%. As of August 1, 2002 we no longer consolidate UPC Germany.

Residential Revenue Generating Units

        The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest. Revenue Generating Units ("RGUs") are the sum of basic cable, digital, residential internet, residential telephone and DTH subscribers. For example, if a residential customer in our Austrian system subscribed to our basic cable service, digital video service, telephony service and internet services, the customer would constitute four RGUs.

	As at September 30, 2002	As at September 30, 2001
Total RGUs
Consolidated companies
Norway	413,800	373,100
Sweden	339,100	305,000
Belgium	149,300	142,700
France	542,000	513,600
The Netherlands	2,863,500	2,755,100
Austria	819,300	752,900

Total Western Europe	5,127,000	4,842,400

Poland	998,100	938,500
Hungary	826,000	782,600
Czech Republic	360,100	388,900
Romania	321,600	289,100
Slovak Republic	305,600	317,300

Total Eastern Europe	2,811,400	2,716,400

Disposed operations:
Germany—(EWT/TSS)(1)	-	589,500
Poland(2)	-	385,800

Total disposed operations	-	975,300

Total consolidated	7,938,400	8,534,100

(1)
As of August 1, 2002, Germany (EWT/TSS) is deconsolidated and is no longer included in the consolidated RGUs.

(2)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + (TKP) in which we have a 25% investment and is therefore reported as a disposed operation.

Other Information

        On June 20, 2002, the Company held its annual general shareholders meeting. The matters voted upon, and approved by holders of over a majority of the Company's outstanding ordinary shares A, at this meeting were the approval of the Company's annual accounts for 2001, release of liability with respect to such accounts, to renew the authorization to repurchase the Company's stock and to elect auditors. No directors were elected. The outcome of the meeting was disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002, which was filed with the U.S. Securities and Exchange Commission ("SEC") on August 14, 2002.

        As concerns this meeting, the Company did not comply with the requirements of Section 14 of the Exchange Act. On May 14, 2002, the Company filed a preliminary proxy statement with the SEC to solicit proxies from the holders of the Company's ADSs (which represent approximately 8.3% of the Company's ordinary shares A). The Company filed with the SEC amended preliminary proxy statements to respond to comments from the SEC's. Due to timing constraints in connection with this filing as well as the ongoing review of other SEC filings and the deadline for the meeting under Dutch law, the Company did not solicit proxies from the holders of its ADSs. The Company did not mail proxy statements or information statements to the holders of the ADSs as required by Section 14 of the Exchange Act.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K filed during the Quarter

Date Filed	Date of Event	Item Reported
July 1, 2002	July 1, 2002	Item 5—Announcement of extension of waivers of default until July 15, 2002.
July 9, 2002	June 19, 2002	Item 4—Announcement of changes in certifying accountant.
July 10, 2002	June 20, 2002	Item 4—Announcement of the engagement of KPMG Accountants N.V. as independent auditor of UPC, based upon the recommendation by the Supervisory Board base upon advice of the audit committee.
July 15, 2002	July 15, 2002	Item 5—Announcement of extension of waivers of default until July 29, 2002.
July 16, 2002	June 19, 2002	Item 4—Announcement of changes in certifying accountant.
July 25, 2002	July 25, 2002	Item 5—Announcement of issuance of press release regarding UPC's capitalization.
July 30, 2002	July 29, 2002	Item 5—Announcement of extension of waivers of default until September 12, 2002. Announcement of non-payment of interest of EUR 124 million, which is covered by the waivers of default.
September 12, 2002	September 12, 2002	Item 5—Announcement of extension of waivers of default until September 23, 2002.
September 23, 2002	September 23, 2002	Item 5—Announcement of extension of waivers of default until September 27, 2002.
September 30, 2002	September 30, 2002	Item 5—Announcement of entering into a Restructuring Agreement and announcement of entering into a waiver and amendment to the UPC Distribution Bank Facility.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
	By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer (and Principal Accounting Officer)
Date: November 14, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, John F. Riordan, President and Chief Executive Officer of United Pan-Europe Communications N.V., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of United Pan-Europe Communications N.V.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ JOHN F. RIORDAN John F. Riordan President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Charles H.R. Bracken, Chief Financial Officer of United Pan-Europe Communications N.V., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of United Pan-Europe Communications N.V.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED BALANCE SHEETS (Stated in thousands of Euros, except per share amounts and number of shares)
  Item 1. Financial Statements
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in thousands of Euros, except per share amounts and number of shares) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Stated in thousands of Euros, except number of shares) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in thousands of Euros) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
New Accounting Principles
Statements of Cash Flows
Consolidated Capital Expenditures
Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1 —Legal Proceedings
  Item 2 —Changes in Securities and Use of Proceeds
  Item 3 —Defaults Upon Senior Securities
  Item 4 —Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002