Form 10-K
period 2002-12-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2003-03-31
CIK 1070778

Use these links to rapidly review the document
Table of Contents
Index to Financial Statements

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 28, 2003 was USD 12.9 million.

        The number of shares outstanding of the Registrant's common stock as of March 31, 2003 was:

443,417,525 ordinary shares, including shares represented by American Depository Receipts

UNITED PAN-EUROPE COMMUNICATIONS N.V.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.    Business

General Development of Business

        We began business as a provider of cable television services. Over the last few years we have been upgrading many of our networks so that they are capable of providing two-way telecommunications services, such as telephone, internet access and enhanced digital video services. We launched telephone services to business and residential customers in many of our operating companies under the brand name Priority Telecom in 1998 and 1999. Also in 1999, many of our operating companies launched internet services using our chello broadband access and portal. We continued to develop our video, telephone and internet businesses in 2002.

        At the end of 2001 and in 2002, we continued to take a number of actions to reorganize internally. In 2001 and 2002, we combined the management of our internet subsidiary, chello broadband N.V., and our programming businesses, led by UPCtv, to form a division, UPC Media. In December 2001, we transferred the assets and employees relating to the technical network and systems access to the internet from chello broadband N.V. to our UPC Distribution operating companies. In addition to internet services and pay television, UPC Media is developing interactive services and transactional television. At the end of 2002, UPC Media's activities included internet portal and content, video content and digital products and services. During 2001 and 2002, we decided that five of the eight thematic channels produced by UPCtv would be closed as part of the revision of our strategy. During 2001, certain of our operating companies spun off their business telephone activities and assets to our subsidiary, Priority Telecom N.V., which operates as a separate competitive local exchange carrier, or "CLEC" and as our provider of telephone and data network solutions to business customers, leveraging off our operating systems' existing network infrastructure. Priority Telecom N.V. was listed on the Euronext Amsterdam N.V. stock exchange ("Euronext") in September 2001. Our operating companies, which we sometimes refer to as UPC Distribution, provide analogue and digital video services, telephone and internet services to residential customers. In addition, as part of the ongoing realignment of the business, we are in the process of forming an Investments Division, which will manage our non-consolidated investment assets. These assets were valued at 226.0 million and 127.3 million as of December 31, 2001 and 2002, respectively. The reduction in the value of the portfolio arose as a result of write-downs and asset disposals. During 2003, we have agreed to sell our shares in SBS Broadcasting S.A. ("SBS") to our affiliate, UnitedGlobalCom, Inc. ("United") for 100 million, against a year-end 2002 book value of 65.4 million, prior to the completion of our proposed restructuring, described below. As a result the pro forma value of the portfolio is 61.9 million. We continue to focus on rationalizing our investment portfolio to maximize value.

        We operated from July 1995 to December 1997 as a 50–50 joint venture between United Europe, Inc., a subsidiary of UGC Holdings, Inc., formerly known as UnitedGlobalCom, Inc. but distinct from United ("UGC Holdings"), and Philips Electronics N.V. ("Philips"). In December 1997, we and United Europe, Inc. acquired the 50% of our ordinary shares held by Philips. Following this acquisition and until our initial public offering in February 1999, we were a wholly-owned indirect subsidiary of UGC Holdings. In May 2002, UGC Holdings became a wholly-owned subsidiary of United as of December 31, 2002, United owns 64.4% of our total outstanding ordinary shares A on a fully diluted basis.

        We have grown substantially since formation through acquisitions of cable television systems and related businesses in our existing and new markets, and though organic growth from the sale of new services. We expect our new services, such as telephone, internet and digital video, to continue to develop and become an increasingly important part of our business.

        All monetary amounts in Item 1 to Item 15 are stated in Euros, unless indicated otherwise.

Developments

        We have incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects to incur operating losses at least through 2004, primarily as a result of the continued introduction of these new services, some of which are in the early stages of deployment, as well as continued depreciation expense.

        During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. We have revised our strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values. During 2002, we took steps to implement our revised business plan.

Defaults and Waivers

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments on the first three series of notes, upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003, we failed to make required interest payments in the aggregate amount of 38.9 million, 123.5 million, 36.5 million and 117.8 million, respectively, on our outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, and 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. Neither the trustees for the defaulted notes nor the requisite number of holders of those notes accelerated the payment of principal and interest under those notes.

        Our failure to make the February 1, 2002, May 1, 2002, August 1, 2002 November 1, 2002 and February 1, 2003 interest payments on our senior notes, and the resulting Events of Default under the indentures relating to the senior notes and senior discount notes, gave rise to potential cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., our indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, our then majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the USD 856.8 million 6% Guaranteed Discount Notes due 2007 issued under the loan agreement among Belmarken Holding B.V. ("Belmarken"), us, UPC Internet Holding B.V. and Liberty Belmarken, Inc. as the original lender (the "Exchangeable Loan"). The Exchangeable Loan was transferred to United in January 2002.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary, UPC Holding B.V., and UPC Internet Holding B.V., which owns chello broadband N.V. Our interest in EWT is held indirectly through UPC Germany GmbH ("UPC Germany"), in which we held a 51% interest until July 30, 2002. The occurrence of matured cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, we received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the potential cross events of defaults under such facilities that existed or may have existed as a result of its failure to make the interest payment due on February 1, 2002 on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010 within the applicable cure periods and any resulting cross defaults. During the period from June 4, 2002 to September 27, 2002, we received bi-weekly waivers from the bank lenders and United. On September 27, 2002, the bank lenders and United extended the coverage of the waivers to all our outstanding senior notes and senior discount notes and any resulting cross defaults, and the duration of the waivers until March 31, 2003.

        Each of these waivers will remain effective until the earlier of

  •
  March 31, 2003,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into our ordinary shares in accordance with the terms of the Memorandum of Understanding described below, or five business days after United has given notice to us that, in their judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

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

  •
  reduce the total commitment amount under the facility to 3.5 billion; and

  •
  require UPC Holding B.V. to provide an additional 125 million in funding to UPC Distribution on or before March 31, 2003.

        On July 30, 2002, we transferred a 22.3% holding in UPC Germany shares to the holders of the remaining minority interest in UPC Germany (as described in Note 5 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K). Due to the share transfer, such holders became the majority shareholders of UPC Germany. The EWT Facility was refinanced by the new majority shareholders and the potential cross default ceased to exist.

Agreement for Restructuring

        On February 1, 2002, we signed a Memorandum of Understanding with United and its subsidiary, UGC Holdings (the "Memorandum of Understanding"). The Memorandum of Understanding is a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of our senior notes and senior discount notes to attempt to reach agreement on a means to restructure our indebtedness at the holding company level.

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and a steering committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and their advisors and the steering committee and their advisors completed their due diligence on us and our current financial condition.

        On September 30, 2002, we announced that a binding agreement had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for us. If implemented under its current terms, the agreed recapitalization will substantially delever our balance sheet eliminating approximately 4.1 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 351.5 million, 894.5 million of Exchangeable Loan debt, and 1.7 billion of convertible preference shares (all amounts as of December 31, 2002) in exchange for equity issued by a newly formed Delaware corporation, United European Communications, Inc. ("New UPC"). The agreement consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.5 billion in our senior and senior discount notes including accrued interest on the senior notes and its 894.5 million Exchangeable Loan as of December 31, 2002;

  •
  third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.9 billion of our notes (including accrued interest on the senior notes) as of December 31, 2002;

  •
  approximately 2% of New UPC's pro forma equity will be available for our existing preferred and ordinary shareholders, including United;

  •
  in addition, United would agree to purchase up to 100 million ("Maximum Subscription Amount") in shares of common stock of New UPC ("New UPC common stock") at the consummation of our restructuring, subject to reduction if we sold any assets or raised any non-dilutive capital in the interim. United agreed to purchase the stock at the valuation implied by the restructuring; and

  •
  the third-party noteholders would have certain board representation and minority rights in New UPC.

We are currently negotiating and expect to receive an extension to the original bank waiver.

        If we complete the sale of our SBS shares to United prior to the completion of the restructuring described below, as is contemplated the proceeds from the sale will reduce the Maximum Subscription Amount to zero and as a result, our third-party noteholders will not have the right to subscribe for any shares of New UPC common stock. The Plan and the Akkoord and the other transactions contemplated by the restructuring agreement are to become effective on a date (the "Effective Date") identified by us and falling no more than 11 days after all conditions to the consummation of the Plan and Akkoord have been satisfied or waived.

        In addition, the restructuring agreement contains an agreement by the parties (other than us) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Exchangeable Loan while the restructuring agreement remains in effect.

The Plan of Reorganization

        In order to effectuate the restructuring, on December 3, 2002 (the "Petition Date"), we filed a petition for relief under Chapter 11 (the "Chapter 11 Case") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code") and we filed a pre-negotiated plan of reorganization, dated December 3, 2002 (the "Plan"), with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"). The first amended Plan was filed with the U.S. Bankruptcy Court on December 23, 2002 and second amended Plan was filed with the U.S. Bankruptcy Court on January 7, 2003. The Plan, as amended and modified by the first modifications dated February 18, 2003, was confirmed by the U.S. Bankruptcy Court on February 20, 2003. In general, the Plan provides for the transfer of New UPC common stock for various claims against, and equity interests in, us, as contemplated by the Memorandum of Understanding.

Akkoord

        In order to fully achieve the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, we commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, we filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "Dutch Bankruptcy Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). We submitted a revision to the Akkoord to the Dutch Bankruptcy Court on December 23, 2002 and a subsequent revision on January 7, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 24, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a EUR1.00 claim and one vote, based on a claim against us, appealed the Dutch Court's ratification of the Akkoord. The Dutch Court of Appeals has scheduled an expedited hearing for the appeal for April 1, 2003 and is expected to rule on the appeal shortly thereafter. We believe the appeal is without merit. The U.S. Bankruptcy Court has already overruled a similar objection brought by ICH in the parallel United States Chapter 11 process. We do not expect that this appeal will affect the successful completion of our restructuring, which in all other respects has been finalized. The appeal will however, delay completion of the restructuring beyond March 31, 2003.

Dutch Implementing Offer

        Unlike the U.S. Bankruptcy Code, the Dutch Bankruptcy Code does not provide for the Akkoord to reorganize or cancel any of the equity interests, ownership interests or shares in us. Therefore, in order to facilitate implementation of the Plan with respect to certain of our Ordinary Shares A in accordance with Dutch law, New UPC commenced an offer, solely with respect to holders of our Ordinary Shares A who were not U.S. Persons (as defined in Rule 902(k) of Regulation S promulgated under the U.S. Securities Act of 1933, as amended (the "U.S. Securities Act"), "U.S. Persons") and were not located or residing within the United States, to deliver shares of New UPC common stock to such holders of our Ordinary Shares A in consideration for the delivery by such holders of our Ordinary Shares A to New UPC (the "Dutch Implementing Offer").

Extraordinary General Meeting of Shareholders

        Similarly, the Dutch Bankruptcy Code does not provide for the Dutch Bankruptcy Case to exempt compliance from otherwise applicable corporate law. Therefore, in order to facilitate implementation of the Plan, we held an extraordinary meeting of the holders of our Ordinary Shares A, our Priority Shares and our Preference Shares A (the "Extraordinary General Meeting") to approve certain amendments to our Articles of Association and other shareholder proposals (the "Shareholder Proposals").

        At our Extraordinary General Meeting of our shareholders, which was held on February 19, 2003, the following amendments were adopted:

  •
  proposal to amend our Articles of Association (the "First Amendment") to

  (i)
  decrease the nominal value of each of our issued and outstanding Ordinary Share A from 1.00 to 0.02 without repayment; and

  (ii)
  decrease the nominal value of each of our Priority Share and Preference Share A from 1.00 to 0.02 without repayment,

        which capital reduction will permit us to eliminate our accumulated deficit;

  •
  proposal to amend our Articles of Association (the "Second Amendment") to

  (i)
  decrease the number of our authorized Ordinary Shares A to 450,000,000;

  (ii)
  remove our Preference Shares A from our authorized capital;

  (iii)
  authorize a new class of 50,000,000,000 registered Ordinary Shares C ("Ordinary Shares C") with a nominal value of 0.02;

  (iv)
  in the event Dutch law allows the issuance of nonvoting stock, prohibit the issuance of nonvoting stock and prohibit cooperation in connection with the issuance of depository receipts; and

  (v)
  remove our Ordinary Shares B and our Preference Shares B from our authorized capital;

  •
  proposal to convert our Preference Shares A on a one-for-one basis into registered Ordinary Shares A, effective upon the Second Amendment and the Effective Date;

  •
  proposal to amend our Articles of Association (effective on the later to occur of the Effective Date and the date of the delisting of our Ordinary Shares A from Euronext Amsterdam N.V.) (the "Third Amendment") to provide that we will have the Articles of Association of a non-listed company, including, inter alia, provisions:

  (i)
  allowing registered shares;

  (ii)
  restricting transfers of shares;

  (iii)
  amending our management structure to a one-tier board (i.e., that our Supervisory Board will be eliminated, the holders of our Priority Shares will have certain rights with respect to our Board of Management and our Board of Management will consist of one or more members);

  (iv)
  authorizing holders of our Ordinary Shares A to exercise the rights attached to such Ordinary Shares A only upon exchange of such bearer Ordinary Shares A into registered UPC Ordinary Shares A; and

  (v)
  as soon as all of our issued shares are held by one shareholder, converting each of our issued Priority Shares into one Ordinary Share C, and vesting all powers of the holders of the our

      Priority Shares under our Articles of Association, to the extent possible, in the general meeting of our shareholders.

Summary of Status of the Restructuring

        As of the date of the filing of this Annual Report on Form 10-K, our restructuring has not been completed, but is in the final stages. The Plan, which provides for the transfer of New UPC common stock for various claims against, and interests in our equity, has been confirmed by the U.S. Bankruptcy Court. In addition, the Akkoord, which was filed to effect the restructuring under Dutch law, has been ratified by the Dutch Bankruptcy Court. An appeal was filed against the ratification of the Akkoord on March 24, 2003, but we believe it is without merit and intend to oppose it vigorously. The Dutch Court of Appeals has scheduled a hearing for the appeal for April 1, 2003. The Dutch Implementing Offer, which was scheduled to expire on March 21, 2003, has been extended to April 14, 2003. The Dutch Implementing Offer will become unconditional on the Effective Date of the Plan and the settlement of the Dutch Implementing Offer will occur no later than five Euronext business days after the Dutch Implementing Offer becomes unconditional (e.g., no later than five Euronext business days after the effective date of the Plan). Certain amendments to our Articles of Association were adopted during an Extraordinary General Meeting of our shareholders. Some of the amendments were effective immediately and the remaining amendments will become effective upon the later to occur of the effective date of the Plan and the date of the delisting of our Ordinary Shares A from Euronext Amsterdam. The Plan and the Akkoord are expected to become effective and our restructuring complete soon after the appeal against the Akkoord is resolved. We are currently negotiating and expect to receive an extension to the waiver on our UPC Distribution Bank Facility with the coordinating committee of senior bank lenders in case such a waiver is required. From and after the Effective Date of the Plan, we expect to operate our businesses and properties as a reorganized entity pursuant to the terms of the Plan.

        As of December 31, 2002, we had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 and the 11 1/4% Senior Notes due 2009. We believe subscriber growth has been impacted in some countries by our financial restructuring in particular The Netherlands; however, we believe the restructuring has not had a material adverse effect on our subsidiaries or our relationships with suppliers and employees.

        We have experienced net losses since formation. As of December 31, 2002, as a result of the events of default described above, our senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities and there was substantial uncertainty whether our sources of capital, working capital and projected operating cash flow would be sufficient to fund our expenditures and service our indebtedness over the next year. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent on (i) our ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of our ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect. Following the successful completion of the planned restructuring, we believe that we will have sufficient sources of capital, working capital and operating cash flows to enable us to continue as a going concern.

Narrative Description of Business

        We own and operate broadband communications networks in 11 countries in Europe. Our operations are organized into three principal divisions: UPC Distribution, UPC Media and Priority Telecom. UPC Distribution delivers video, internet and telephone services to residential customers (the "Triple Play"). UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post production services, and thematic channels for distribution on our network, third party networks and DTH platforms. Priority Telecom operates our CLEC business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telephone services to residential customers through UPC Distribution. In addition, as part of the ongoing realignment of the business, we are in the process of forming an Investments Division, which will manage our non-consolidated investment assets. These assets were valued at 226.0 million and 127.3 million as of December 31, 2001 and 2002, respectively. We continue to focus on rationalizing our investment portfolio to maximize value.

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

        Information regarding the revenues and the long-lived assets of our business segments and geographic areas of our business is contained in Note 12 to our audited consolidated financial statements contained in this Annual Report on Form 10-K.

Summary Operating Data for 2002 and 2001

        In the tables below, the "UPC Paid In Ownership" column shows the percentage we own of the operating systems in which we have an interest. The operating data set forth below reflect the aggregate statistics of the operating systems in which we have an ownership interest.

	As of December 31, 2002
	UPC Paid in Ownership	Homes in Service Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Basic Subscribers	Basic Penetration(4)	Direct to Home ("DTH")(5)	Digital Subscribers(6)
Multi Channel TV Consolidated companies:
Norway	100.0%	529,000	481,700	190,700	336,400	69.8%	–	32,200
Sweden	100.0%	770,000	421,600	257,400	273,000	64.8%	–	14,900
Belgium	100.0%	530,000	153,500	153,500	130,500	85.0%	–	–
France	92.0%	2,656,600	1,350,200	661,600	459,800	34.1%	–	8,300
The Netherlands	100.0%	2,650,700	2,580,300	2,241,300	2,332,600	90.4%	–	52,200
Austria	95.0%	1,081,400	923,300	920,100	502,200	54.4%	–	18,700

Total Western Europe		8,217,700	5,910,600	4,424,600	4,034,500		–	126,300

Poland	100.0%	1,869,000	1,869,000	190,800	994,900	53.2%	–	–
Hungary	98.9–100.0%	1,001,100	952,800	481,800	686,900	72.1%	79,100	–
Czech Republic	99.9–100.0%	913,000	678,100	238,300	295,400	43.6%	52,000	–
Romania	100.0%	659,600	458,400	–	324,100	70.7%	–	–
Slovak Republic	95.0–100%	517,800	381,000	17,300	297,400	78.1%	9,900	–

Total Eastern Europe		4,960,500	4,339,300	928,200	2,598,700		141,000	–

Total consolidated		13,178,200	10,249,900	5,352,800	6,633,200		141,000	126,300

Non-consolidated companies:
Germany–(PrimaCom)(7)	25.0%	1,976,600	1,976,600	455,200	1,298,000	65.7%	–	11,700
Israel(8)	46.6%	670,300	667,400	425,000	403,000	60.4%	–	180,200
Malta	50.0%	190,000	188,200	82,100	95,100	50.5%	–	–
Poland (TKP)(9)	–	–	–	–			594,300	–
Germany (EWT/TSS)(10)	28.7%	783,200	678,900	42,200	576,400	84.9%	–	–

Total non-consolidated		3,620,100	3,511,100	1,004,500	2,372,500		594,300	191,900

Total		16,798,300	13,761,000	6,357,300	9,005,700		735,300	318,200

(1)
"Homes in Service Area" represents the number of homes in a certain franchise area that can potentially be served.

(2)
"Homes Passed" represents a home that can be connected to our distribution system without further extending the cable network distribution plant.

(3)
"Two-way Homes Passed" represents the number of homes passed by our network where customers can request and receive the installation of a two-way addressable set-top box, cable modem and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.

(4)
"Basic Subscriber", is generally defined as a home taking our basic cable service.

(5)
"DTH Subscriber" is generally defined as a home or commercial unit with one or more television sets that receive video programming that is broadcast directly to the home via geosynchronous satellites.

(6)
"Digital Subscriber" is generally described as a home with one or more digital converter boxes. A digital subscriber is also counted as a Basic Subscriber.

(7)
Statistics of PrimaCom are as of September 30, 2002.

(8)
Statistics of Israel are as of March 31, 2002.

(9)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

(10)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

Summary Operating Data (Continued)

	As of December 31, 2002
	UPC Paid in Ownership	Homes Serviceable(1)	Subscribers Residential(2)	Lines Residential(3)
Cable Telephony
Consolidated companies:
Norway	100.0%	132,400	21,800	24,200
France	92.0%	661,600	54,200	55,700
The Netherlands	100.0%	1,587,900	170,000	203,000
Austria	95.0%	899,700	148,600	150,000

Total consolidated		3,281,600	394,600	432,900

Non-consolidated companies:
Germany – (EWT/TSS)(4)	28.7%	1,300	100	100

Total non-consolidated		1,300	100	100

Non-cable Telephony
Consolidated companies:
Czech Republic(5)	99.9–100.0%	17,700	3,100	3,100
Hungary(5)	98.9–100.0%	84,900	65,100	71,400

Total non-cable telephony		102,600	68,200	74,500

Total		3,385,500	462,900	507,500

(1)
"Telephony Homes Serviceable" represents a home that can be connected to our cable distribution system, or our copper network in certain areas where customers can request and receive the installation of a voice port that allows for the provision of voice (broadband) services.

(2)
Residential telephony Subscriber is generally defined as a home with one or more voice ports connected to our broadband network where a customer has requested and is receiving voice services. Certain of our systems provide traditional switched telephone services in the local loop.

(3)
"Telephony Lines" are defined as the number of lines provided to a Telephony Subscriber.

(4)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

(5)
Hungary (Monor) and Czech Republic offer traditional telephone services.

Summary Operating Data (Continued)

	As of December 31, 2002
	UPC Paid in Ownership	Homes Serviceable(1)	Residential Subscribers(2)	Third Party ISP Subscribers(3)
Internet
Consolidated companies:
Norway	100.0%	190,700	31,200	–
Sweden	100.0%	257,400	61,700	–
Belgium	100.0%	153,500	24,100	–
France	92.0%	661,600	20,400	–
The Netherlands	100.0%	2,332,000	303,600	–
Austria	95.0%	920,100	177,600	–

Total Western Europe		4,515,300	618,600	–

Poland	100.0%	190,800	13,900	–
Hungary	98.9–100.0%	420,200	27,900	300
Czech Republic	99.9–100.0%	238,300	–	15,300

Total Eastern Europe		849,300	41,800	15,600

Total consolidated		5,364,600	660,400	15,600

Non-consolidated companies:
Germany (PrimaCom)(4)	25.0%	455,200	–	48,600
Germany (EWT/TSS)(5)	28.7%	38,200	–	3,300
Israel(6)	46.6%	–	–	–
Malta	50.0%	82,100	–	9,900

Total non-consolidated		575,500	–	61,800

Total		5,940,100	660,400	77,400

(1)
"Internet Homes Serviceable" represents a home that can be connected to our cable distribution system where customers can request and receive the installation of cable modem, which allows for the provision of high-speed internet access services.

(2)
"Internet Subscriber" is generally defined as a home or commercial unit with one or more cable modems connected to our broadband network, where a customer has requested and is receiving high-speed internet access services.

(3)
Internet subscribers who are not served by chello broadband.

(4)
Statistics of PrimaCom are as of September 30, 2002.

(5)
As of August 1, 2002, Germany (EWT/TSS) is a deconsolidated company.

(6)
Statistics of Israel are as of March 31, 2002.

	As of December 31, 2001
	UPC Paid in Ownership	Homes in Service Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Basic Subscribers(4)	Basic Penetration	Direct to Home ("DTH")(5)	Digital Subscribers(6)
Multi Channel TV
Consolidated companies:
Norway	100.0%	529,000	478,100	158,700	334,600	70.0%	–	9,500
Sweden	100.0%	770,000	421,600	249,400	265,400	63.0%	–	4,600
Belgium	100.0%	530,000	152,600	152,600	123,200	80.7%	–	–
France	92.0%	2,656,600	1,311,700	610,900	433,400	33.0%	–	9,500
The Netherlands	100.0%	2,646,000	2,516,000	2,211,300	2,341,500	93.1%	–	50,200
Austria	95.0%	1,081,400	923,300	920,100	499,200	54.1%	–	4,400

Total Western Europe		8,213,000	5,803,300	4,303,000	3,997,300		–	78,200

Poland	100.0%	1,851,800	1,851,800	181,000	1,010,900	54.6%	–	–
Hungary	98.9–100.0%	1,001,100	937,200	455,400	663,500	70.8%	59,100	–
Czech Republic	99.9–100.0%	913,000	786,400	237,300	329,800	41.9%	42,300	–
Romania	51.0–70.0%	648,700	485,400	–	315,800	65.1%	–	–
Slovak Republic	95.0–100.0%	517,800	375,000	17,300	304,400	81.2%	11,700	–

Total Eastern Europe		4,932,400	4,435,800	891,000	2,624,400		113,100	–

Total consolidated		13,145,400	10,239,100	5,194,000	6,621,700		113,100	78,200

Non-consolidated companies:
Germany (EWT/TSS)(7)	28.7%	783,200	716,400	17,400	590,800	82.5%	–	–
Germany (PrimaCom)	25.0%	1,964,900	1,964,900	440,900	1,304,500	66.4%	–	11,900
Israel	46.6%	680,000	665,900	425,000	418,800	62.9%	–	146,700
Malta	50.0%	184,500	183,500	82,000	92,500	50.4%	–	–

Total non-consolidated		3,612,600	3,530,700	965,300	2,406,600		–	158,600

Disposed Operations
Poland (TKP)(8)	25.0%	–	–	–	–		660,100	–

		–	–	–	–		660,100	–

Total		16,758,000	13,769,800	6,159,300	9,028,300		773,200	236,800

(1)
"Homes in Service Area" represents the number of homes in a certain franchise area that can potentially be served.

(2)
"Homes Passed" represents a home that can be connected to our distribution system without further extending the cable network distribution plant.

(3)
"Two-way Homes Passed" represents the number of homes passed by our network where customers can request and receive the installation of a two-way addressable set-top box, cable modem and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.

(4)
"Basic Subscriber", is generally defined as a home taking our basic cable service.

(5)
"DTH Subscriber" is generally defined as a home or commercial unit with one or more television sets that receive video programming that is broadcast directly to the home via geosynchronous satellites.

(6)
"Digital Subscriber" is generally described as a home with one or more digital converter boxes. A digital subscriber is also counted as a Basic Subscriber.

(7)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

(8)
As of December 7, 2001 our Polish DTH business was contributed to a newly formed joint venture with Canal + ("TKP") in which we have a 25% investment and is therefore reported as a non-consolidated company.

Summary Operating Data (Continued)

	As of December 31, 2001
	UPC Paid in Ownership	Homes Serviceable(1)	Subscribers Residential(2)	Lines Residential(3)
Cable Telephony
Consolidated companies:
Norway	100.0%	123,500	20,600	22,500
France	92.0%	610,900	56,300	58,300
The Netherlands	100.0%	1,539,100	168,300	209,700
Austria	95.0%	899,700	139,000	140,200

Total consolidated		3,173,200	384,200	430,700

Non-consolidated companies
Germany–(EWT/TSS)(4)	28.7%	1,300	100	100

Total non-consolidated		1,300	100	100

Total cable Telephony		3,174,500	384,300	430,800

Non-cable Telephony
Consolidated companies:
Czech Republic(5)	99.9–100.0%	17,700	3,300	3,300
Hungary(5)	98.9–100.0%	84,900	67,000	72,400

Total non-cable telephony		102,600	70,300	75,700

Total		3,277,100	454,600	506,500

(1)
"Telephony Homes Serviceable" represents a home that can be connected to our cable distribution system, or our copper network in certain areas where customers can request and receive the installation of a voice port that allows for the provision of voice (broadband) services.

(2)
Residential telephony Subscriber is generally defined as a home with one or more voice ports connected to our broadband network where a customer has requested and is receiving voice services. Certain of our systems provide traditional switched telephone services in the local loop.

(3)
"Telephony Lines" are defined as the number of lines provided to a Telephony Subscriber.

(4)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

(5)
Hungary (Monor) and Czech Republic offer traditional telephone services

	As of December 31, 2001
	UPC Paid in Ownership	Homes Serviceable(1)	Residential Subscribers(2)	Third Party ISP Subscribers(3)
Internet
Consolidated companies:
Norway	100.0%	158,700	24,600	–
Sweden	100.0%	249,400	48,200	–
Belgium	100.0%	152,600	21,400	–
France	92.0%	610,900	21,700	–
The Netherlands	100.0%	2,211,100	234,500	3,700
Austria	95.0%	920,100	141,100	–

Total Western Europe		4,302,800	491,500	3,700

Poland	100.0%	181,000	8,500	–
Hungary	98.9-100.0%	331,200	10,600	3,200
Czech Republic	99.9-100.0%	177,300	–	6,200

Total Eastern Europe		689,500	19,100	9,400

Total consolidated		4,992,300	510,600	13,100

Non-consolidated companies:
Germany (EWT/TSS)(4)	28.7%	17,400	–	400
Germany (PrimaCom)	25.0%	440,900	–	34,100
Malta	50.0%	82,000	–	7,200

Total non-consolidated		540,300	–	41,700

Total		5,532,600	510,600	54,800

(1)
"Internet Homes Serviceable" represents a home that can be connected to our cable distribution system where customers can request and receive the installation of cable modem, which allows for the provision of high-speed internet access services.

(2)
"Internet Subscriber" is generally defined as a home or commercial unit with one or more cable modems connected to our broadband network, where a customer has requested and is receiving high-speed internet access services.

(3)
Internet subscribers who are not served by chello broadband.

(4)
As of August 1, 2002, Germany (EWT/TSS) is a deconsolidated company.

Summary Operating Data (Continued)

        Residential Revenue Generating Units    The operating data set forth below reflect the aggregate statistics of the operating systems in which we have an ownership interest. Revenue Generating Units, or ("RGUs"), is separately an Analogue (Basic) Subscriber, Digital Subscriber, DTH Subscriber, Residential Telephony Subscriber or Internet Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our analogue cable service digital cable service, telephone service and high-speed Internet service, the customer would constitute four RGUs.

	Total RGUs(1)
	As at December 31, 2002	As at December 31, 2001
Total RGUs(1)
Consolidated companies:
Norway	421,600	389,300
Sweden	349,600	318,200
Belgium	154,600	144,600
France	542,700	520,900
The Netherlands	2,858,400	2,798,200
Austria	847,100	783,700

Total Western Europe	5,174,000	4,954,900

Poland	1,008,800	1,019,400
Hungary	859,300	803,400
Czech Republic	365,800	381,600
Romania	324,100	315,800
Slovak Republic	307,300	316,100

Total Eastern Europe	2,865,300	2,836,300

Disposed Operations:
Germany–(EWT/TSS)(1)	–	591,300

Total disposed operations	–	591,300

Total consolidated	8,039,300	8,382,500

(1)
Total Subscribers, or "Total RGUs" is the sum of Analogue, Digital, DTH, Telephony and Internet Subscribers.

(2)
As of August 1, 2002, Germany (EWT/TSS) is no longer in the consolidated RGUs.

UPC Distribution

        Our distribution division delivers video services, and, in many of our Western European systems, telephone and internet services to the residential market. Our distribution division also offers residential internet and telephone services in some of our Eastern European systems. Over the past few years, we have been upgrading our cable television systems to high speed, two-way capacity. In addition to enabling us to offer telephone and internet services, the upgraded network will provide us with technology to offer enhanced digital video services, such as near video on demand ("NVOD") and interactive television. As of December 31, 2002, approximately 74.9% of the network in our Western European systems, excluding Germany, had been upgraded, as well as 21.4% of our Eastern Europe systems.

        In 2002, we provided digital video services in The Netherlands, Austria, France, Norway and Sweden. We expect that full digitalization of our television signals will be made possible by our network upgrade to full two-way capability. The roll-out of digital services via set-top computers installed in customers' homes will involve significant capital investment and the use of new technologies. We cannot assure that we will be able to complete the roll-out of digital services across all our systems.

        In the period 2000 to 2002, we undertook a significant project of upgrading and integrating our information technology systems, creating a pan-European infrastructure to support the delivery of our services. The primary purpose of the project was the integration of software applications and processes into a complete IT and business solution. Various modules, such as billing and collection, customer care, activation and provisioning, capacity management, and reporting were linked to a pan-European data center based in The Netherlands. By the end of 2002, we had migrated more than 3.4 million customers of UPC France and UPC Netherlands to the new platform.

  UPC Distribution–Video

        As of December 31, 2002, our operating companies had approximately 6.6 million consolidated subscribers to their basic tier video services, excluding an additional 141,000 subscribers for our digital DTH service in Hungary, the Czech Republic and the Slovak Republic. In 2002, we offered digital video services commercially in The Netherlands, Austria, France, Norway and Sweden. At December 31, 2002, we had approximately 126,300 digital video subscribers in those countries. We plan to continue increasing our revenue per subscriber by expanding our video services program offerings through digital and expanded basic tier services, pay-per-view and digital audio.

        We offer our subscribers some of the most advanced analogue video and digital services available today and a large choice of radio programs. In many systems, for example, we have introduced impulse pay-per-view services. We plan to continue to improve our expanded basic tier offerings by adding new channels where appropriate. In addition, we offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings. Generally, basic tier pricing is regulated by media laws and local licenses, while the expanded basic tier is not specifically price regulated, although it is subject to the general rules of competition law.

        The increased channel capacity provided by digitalization enables us to offer digital subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization allows us to provide value added services such as digital music, walled garden, interactive television and basic e-mail functionality. The increased channel capacity provided by digitalization also enables digital subscribers to customize their subscriptions for our products and services to suit their lifestyles and personal interests. We also provide our digital subscribers with customizable programming guides that enable them to program their favorite channels and also allows parents to restrict their children's viewing choices. Because many of these products and services are new and have not achieved market acceptance, there can be no assurance when or if we will be able to market them successfully.

        In areas where our cable television franchises are exclusive, our operating companies generally face competition from DTH satellite service providers and in certain area's also from television terrestrial broadcasters. We face the most competition from DTH providers in France, Poland, Norway and Sweden. In those areas where our cable television franchises are non-exclusive, our operating companies face competition from other cable television providers, in addition to DTH satellite service providers and television terrestrial broadcasters.

  UPC Distribution–Telephone

        We offer residential telephone services over our networks in our Austrian, Dutch, French and Norwegian systems. Our operating companies generally do not offer telephone services to business customers in those countries in which our business telephone activities have been spun-off to Priority

Telecom. We also have a traditional switched telephone network in Hungary and the Czech Republic. We offer our residential telephone customers local, national and international voice services, in addition to several value added features. As of December 31, 2002, we had 462,900 residential telephone subscribers.

        Traditional telephone service is carried over twisted copper pair in the local loop. The cable telephone technology that we are using allows telephone traffic to be carried over our upgraded network without requiring the installation of twisted copper pair. This technology requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. We are currently working in close co-operation with some suppliers to develop the possible introduction of alternative telephony technologies, including Voice over Internet Protocol ("VOIP"). VOIP is well suited for many of our networks, as the technology used is similar to our existing internet service. Because of these similarities, we believe we can decrease significantly our capital expenditures for the introduction of VOIP as compared to other technologies. Since VOIP is in relatively early stage of development and VOIP services are not rolled out on any significant scale in the world, there can be no assurances when or if we will be able to successfully launch VOIP services to our customers.

        We generally price our telephone service at a discount compared to services offered by incumbent telecommunications operators. Because of the relatively high European local tariff rates, we believe potential customers will continue to be receptive to our telephone services, especially in a bundled offer with any of our other services. In addition to offering competitive pricing, we offer a full complement of services to telephone subscribers including custom local access services or "CLASS", including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. We also provide voice mail and second lines. The introduction of number portability in some of our markets, including the Netherlands, Norway, Austria and France, provides an even greater opportunity, as potential customers will be able to subscribe to our service without having to change their existing telephone numbers.

        Each operating company that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. In addition, certain of these operating companies have also entered into interconnection agreements with other telecommunications service providers, providing alternative routes and additional flexibility. Even though we have secured these interconnection arrangements, we may still experience difficulty operating under them. In Austria, our interconnection arrangement is subject to a dispute with the incumbent telecommunications service provider, which is pending at the administrative court. In Austria, the Netherlands, France, the Czech Republic and Hungary we directly manage interconnect relationships with incumbent telephone operators whilst in Norway these are managed by Priority Telecom.

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

  UPC Distribution–Internet

        We initially launched our broadband internet business in a few of our operating systems in September 1997. As we have upgraded our network, we have continued to roll out our internet service. We currently offer internet services in nine countries. As of December 31, 2002, our operating companies had 660,400 residential internet subscribers.

        Cable modem technology allows access to the internet over our existing upgraded network. The data communication is transformed into signals capable of transmission over fiber and coaxial cable by the addition of incremental electronic equipment, including servers, routers and switches at the master telecom center. Cable modems allow internet access at speeds significantly faster than traditional dial-up access, although we cannot guarantee the speed over our networks since it is a shared medium. A number of different technologies designed to provide much faster access than traditional dial-up modems have been proposed and are being introduced, such as Integrated Services Digital Network ("ISDN") and asynchronous digital subscriber line ("ADSL"), which compete with our cable modem access technology. Cable modem technology, is based on the widely used Transport Control Protocol/Internet Protocol ("TCP/IP"), which is used on local area networks and the internet. A global standard for TCP/IP has been created and accepted.

        Our network assets include equipment at the network operations center, our Always On Ready To Access ("AORTA") backbone infrastructure and internet related equipment and assets at master and regional data centers containing servers, routers and associated software. This infrastructure allows internet traffic to be rerouted if parts of the network are congested or impaired. The AORTA backbone infrastructure connects Amsterdam, Stockholm, Vienna, Paris, Brussels, London, Oslo and New York. The network operations center is used to monitor the quality of services. This center located in Amsterdam, operates 24 hours per day, seven days per week, and manages the infrastructure, regional data centers, regional networks, head-end facilities, servers and other components of the network infrastructure. We have deployed bandwidth-monitoring tools, which are critical for effective network cost control. The bandwidth monitoring tools enable us to introduce "fair use" pricing policies, under which heavy internet users pay fees based on their use of internet, rather than a fixed fee.

        Our local operating companies have entered into franchise arrangements with chello broadband N.V. Under the franchise arrangements chello broadband N.V. provides our operating companies with product development, customer support, local language broadband portals and marketing support for a fee based upon a percentage of subscription revenue.

        To achieve cost efficiencies and synergies, our internet network assets, including AORTA, and related employees were transferred from chello broadband N.V. to the UPC Distribution operating companies in December 2001. As part of the transfer, certain elements of the chello broadband N.V.    franchise agreement with our operating companies were revised to reflect changes in costs and operational responsibilities. chello broadband N.V. is expected to enter into a separate framework operating agreement and service level agreements with companies within the UPC Distribution group with regard to certain operational matters.

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

        We intend to continue to capitalize on UPC Telekabel Group's strong market position, positive perception by its customers and its upgraded network which is 99.7% two-way capable. The upgraded network enabled UPC Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and internet/data and access services in 1997. In 2002 certain elements of the analogue service were replaced by a digital service. UPC Telekabel Group launched the Priority Telecom cable telephone service in Vienna on a commercial basis in early 1999, and the chello broadband service in June 1999. We launched digital video services in Austria in the second half of 2001.

        In connection with United Europe, Inc's acquisition of Philips' interest in us in December 1997, the City of Vienna and Philips agreed that Philips will continue to guarantee the capital level to be maintained by Telekabel Wien. Philips has also agreed to guarantee the continued fulfilments of the agreements that were originally concluded between the city and Philips and that were assigned by Philips to us. These agreements have a term until 2022, with an extension option. United has agreed to indemnify Philips for any liability under Philips' guarantee and in return we have agreed to indemnify United.

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

        France: UPC France.     We have been constructing and operating cable television and communications systems in France since 1996. During 1999, we acquired several additional major cable television systems and UPC France is now one of the largest cable television providers in France. UPC France's initial operating companies constructed their networks with technology and capacity that enabled them to offer integrated video, voice and internet services. UPC France's network is 49% upgraded to two-way capability. We are continuing to upgrade certain of the networks of our acquired French systems to be able to offer cable telephone and internet services in these systems as well. UPC France's major operations are located in suburban Paris, the Marne-la-Vallee area east of Paris, Lyon and in other towns and cities throughout France. We currently own through UPC France Holding B.V, which owns 92% of Médiaréseaux S.A., which in turn holds all our interests in the distribution activities in France.

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

        UPC France launched chello broadband's internet access services over the upgraded portions of its network in 1999. UPC France launched chello broadband's internet access service in its systems in the suburban Lyon and Limoges areas in the second quarter of 2000.

        During 2001 and during the first quarter of 2002, UPC France migrated all its customers into one pan-European billing and customer care system which enabled UPC France to centralize its customer care and certain key customer operation functions.

        In 2002, through a number of rationalization and efficiency projects, including the outsourcing of non-critical functions, UPC France has significantly reduced its workforce and overall operational expenditure.

        The Netherlands: UPC Nederland.     Our Dutch systems are our largest group of cable television and communications systems. We have had operations in the Netherlands since we were formed in 1995. We began upgrading a portion of our Dutch networks in 1997 and, as of December 31, 2002, approximately 86.9% of our network was fully upgraded. As our subscribers are located in large clusters, including the major cities of Amsterdam, Rotterdam, and Eindhoven, we have constructed a national fiber backbone to interconnect these regional networks. In addition to television services, UPC Nederland offers internet and telephone services over its upgraded network.

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

        During 2002, we have continued to integrate our Dutch acquisitions. We finalized the rationalization of the 11 legacy billing systems inherited from our Dutch acquisitions and now operate one single billing and customer care system. In 2002, we achieved additional cost savings through continuing rationalization of operating activities and we continue to focus on the bundling of our new services to achieve increased revenue per subscriber. Over the period 2001 and 2002 UPC Nederland implemented a new subscriber management system involving the consolidation of a number of customer databases. As part of this implementation, there has been a systematic reduction in the period over which an overdue account is disconnected for non-payment of service fees. This has resulted in reductions to the subscribers in the subscriber database in the fourth quarter of 2002 and is expected to be completed by the end of the second quarter of 2003.

        UPC Nederland has been engaged since 1995 in various litigation with Canal+, in relation to the carriage of Canal+ services on our network. On February 27, 2003, the Dutch Court ruled in favor of UPC Nederland and declared that Canal+ is obligated to pay a carriage fee for these services, which is not based upon actual costs.

        Norway: UPC Norge.     UPC Norge is Norway's largest cable television operator. UPC Norge's main network is located in Oslo and its other systems are located primarily in the southeast and along the southwestern coast. UPC Norge has been upgrading its network to two-way capacity since 1998. As of December 31, 2002, UPC Norge's network is 39.6% upgraded to two-way capability.

        Our goals for UPC Norge's cable television business are to continue to increase its penetration rate and to improve its revenue per subscriber generally by providing additional programming and services.

        UPC Norge introduced Priority Telecom's cable telephone service in 1999 in the upgraded portions of its network. UPC Norge launched an internet access service in 1998 and introduced chello broadband service in 1999. In 2001, we commenced the roll-out of digital video services.

        Sweden: UPC Sweden.     UPC Sweden operates cable television and communications systems servicing the greater Stockholm area. UPC Sweden launched internet services in 1999. We commenced a roll-out of digital video services in Stockholm during the fourth quarter of 2001. As of December 31, 2002, UPC Sweden's network is 61.1% upgraded to two-way capability.

        UPC Sweden leases the fiber optic cables used to link to its main head-end under agreements with Stokab, a city-controlled entity with exclusive rights to lay ducts for cables for communications and broadcast service cables in the city of Stockholm. The main part of the leased ducting and fiber optic cables is covered by an agreement, which expires in January 2019. Additional fiber optic cables are leased under several short-term agreements, most of which have three-year terms but some of which have ten-year terms.

Central and Eastern Europe

        In addition to the video, internet and telephone services we offer in Central and Eastern Europe, we provide DTH services in the Czech Republic, Hungary and the Slovak Republic. In December 2001, we merged our Polish and United Kingdom DTH business into Telewizyjna Korporacja Partycypacyjna S.A. ("TKP"), a subsidiary of Canal+ Group ("Canal+").

        Czech Republic: UPC Ceská republika a.s.     Our Czech Republic subsidiary provides cable television services in more that 80 cities and towns in the Czech Republic, including Prague and Brno, the two largest cities in the country. Our network in the Czech Republic is 35.1% upgraded to two-way capability.

        We offer a number of tiers of programming services in the Czech Republic. We launched DTH service during the third quarter of 2000, leveraging off our then existing DTH platform in Poland. During 2001, we significantly expanded our internet services in the Czech Republic.

        Hungary: UPC Magyarorszag.     Our network in Hungary is approximately 50.6% two-way upgraded. In the fourth quarter of 2000, UPC Magyarorszag launched chello broadband internet services. We currently offer a number of tiers of programming services.

        We launched DTH service through UPC Direct in the third quarter of 2000, leveraging off our then existing DTH platform in Poland.

        Monor Telephone Company has offered public switched telephone services over a traditional copper pair network since December 1994 in the Southeastern part of Pest County. We have an economic ownership interest in Monor of approximately 98.9%. Our exclusivity clause for offering local loop telephone services in the area expired at the end of 2002. During 2002 we started to offer ADSL services over the telephony network.

        Poland:     UPC Polska. In August 1999 we acquired @Entertainment, Inc., now called UPC Polska, Inc., which owns and operates the largest cable television system in Poland. UPC Polska's subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. In addition, until December 7, 2001, UPC Polska had a DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area. In December 2001, UPC Polska sold its Polish and United Kingdom DTH assets to Telewizyjna Korporacja Partycpacyjna ("TKP"), a subsidiary of Canal+, the television and film division of Vivendi Universal, and lent 30.0 million to TKP from the Canal+ Proceeds (the "JV Loan"), on February 1, 2002. For this UPC Polska received a 25% ownership interest in TKP and 150.0 million in cash. As part of this transaction, through a carriage agreement, the Canal+ Polska premium channel will also be available on UPC Polska's cable network. Canal+ retained the remaining 75% of TKP. In connection with the TKP transaction, on February 1, 2002 UPC Polksa lent TKP 30 million from the cash proceeds received in the TKP transaction. On February 27, 2003 the 30 million loan was repaid and UPC Polska subsequently contributed the 30 million to TKP's paid-in capital, following the shareholders' resolution to increase share capital of TKP. A subsidiary of UPC Polska acquired 60,000 registered C series shares at the issue price of 500 Euros each. Canal+ and PolCom contributed together 90 million of their loans into paid-in capital on the same date. After the contribution, a subsidiary of UPC Polska continued to hold 25% of TKP's shares. As the loan granted to TKP of 30.0 million was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to a subsidiary of UPC Polska by TKP and further capital contribution of 30.0 million) have no influence on the valuation of the investment in TKP.

        UPC Polska currently offers cable subscribers three packages of cable television service. Some areas are offered a package of up to 60 channels. For an additional monthly charge, certain of the company's cable networks have offered premium television services, mainly the HBO Poland service. In February 2002, UPC Polska began distribution of Canal+ Multiplex, a Polish-language premium package of three movie, sport and general entertainment channels, through its network on terms set forth in an agreement with Canal+. UPC Polska and TKP are currently negotiating a definitive long-term channel carriage agreement for UPC Polska's carriage of Canal+ Multiplex. Our network in Poland is approximately 10.2% upgraded to two-way capability.

        UPC Polska launched chello broadband internet service in the fourth quarter of 2000.

        UPC Polska has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with TPSA (the Polish national telephone company) which permit UPC Polska to use TPSA's infrastructure for an indefinite period or, in some instances, for fixed periods up to 20 years. Over 80% of UPC Polska's cable television plant has been constructed using pre-existing conduits from TPSA. A substantial portion of these contracts permit termination by TPSA without penalty upon breaches of specified regulations. Any termination by TPSA of such contracts could result in UPC Polska losing its permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers in the areas where its networks utilize the conduits that were the subject of such TPSA contracts. In addition, some conduit agreements with TPSA provide that cables can be installed in the ducts only for the use of cable television. If UPC Polska uses the cables for a purpose other than cable television, such as data transmission, telephone, or internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

        UPC Polska is aware that its main creditors, including us and holders of the UPC Polska notes are engaged in discussions about a restructuring of UPC Polska's indebtedness. No final agreement has been reached so far.

        Romania:     When we first entered the Romanian market, we have widened our customer base through acquisition and marketing activities in conjunction with build out. We entered into a joint venture with the owners of two Romanian cable television companies (collectively, "AST") to which our and AST's Romanian assets were contributed. Through 2001, we held a 70% interest in the joint venture and the former owners of AST held the remaining 30%. We acquired the 30% remainder of the partnership from the former owners in February 2002, as a result of the former owner's exercise of their put option, requiring UPC to purchase all of their partnership interests. In November 2002, we acquired the remaining 49% of the shares in Eurosat. This allowed us to merge all eight entities owned 100% into one single entity as of January 1, 2003. Our Romanian systems offer subscribers two or three different tiers of programming depending on the network area.

        Slovak Republic: UPC Slovensko.     We are the largest cable operator in the Slovak Republic. We offer subscribers three tiers of cable television service. UPC launched DTH service in the Slovak Republic in the fourth quarter of 2000, leveraging its existing DTH platform in Poland. Our network in the Slovak Republic is 4.5% upgraded to two-way capability.

UPC Media

        Our division, UPC Media, operates our converging internet and video content and programming businesses, including digital products, through chello broadband N.V., UPCtv and other of our subsidiaries. UPC Media focuses on four key areas: (i) chello broadband, internet services; (ii) interactive television services; (iii) transactional television services, such as pay per view movies and (iv) pay television channels and digital media center.

  chello broadband

        In 1998, we founded our chello broadband business for the purpose of developing a global broadband internet operation. The chello broadband product provides high-speed access to the internet gateway, as well as local language content through the chello broadband portal. The chello broadband product was launched in early 1999, and at December 31, 2002, it had approximately 676,000 subscribers, including 15,600 subscribers on non-UPC networks. chello broadband products are offered to residential customers through UPC Distribution operating companies and to business customers in the Netherlands, Austria and Scandinavia through Priority Telecom. In addition, chello broadband N.V. offers its products to residential and business customers through the Austrian company Telesystems Tyrol. chello broadband N.V. was formed in 2000 as a subsidiary that would operate and market our internet services.

        Through agreements with affiliated and non-affiliated companies, chello broadband N.V. provides product development, aspects of customer support, local language broadband portals and marketing support for a fee based upon percentage of subscription and installation revenue as determined in the agreements. The agreements further provide that in the future the local operator will receive a percentage of the revenue from chello broadband e-commerce and advertising.

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

  Interactive Services

        We expect the development of interactive television ("iTV") services to play an important role in the take-up of our digital television product. Our interactive services group within UPC Media is responsible for core digital products, such as electronic program guide ("EPG"), walled garden, television-based email, and PC/TV portals as well as other television and PC-based applications supporting various areas including communications services and enhanced television ("ETV") services. We expect to offer increasing support and services built upon the above core platform to enable products such as on-screen betting, broadcast synchronous interactive applications and games services. We have completed the initial launch of our base set of services (such as EPG and walled garden) in both the Netherlands and Austria. Because these are new products that have not yet received significant customer acceptance, we are unable to predict when or if we will be able to market these products successfully.

  Transactional Television

        Transactional television, branded as "arrivo", consisting of Near Video On Demand ("NVOD") and Video On Demand ("VOD"), is another important component of our digital services. Our current digital product includes 42 channels of NVOD programming in The Netherlands and 56 channels of NVOD programming in Austria at December 31, 2002. A NVOD service is planned for launch for UPC Scandinavia later in 2003. The transactional television service provides digital customers with a wide range of Hollywood blockbusters under the brand name arrivo. Adult entertainment is also available under the brand name Xotix. Arrivo also services third party operators and provides NVOD programming and marketing support for Cablecom, Switzerland. Arrivo is also in the process of developing VOD services for our affiliates and potentially third party cable operators. The VOD service will provide VOD subscribers with enhanced playback functionality and will give subscribers access to a broad array of on-demand programming, including movies, live events, local drama, music videos, kids programming, and adult programming. However, since the VOD product is still under development, no assurance can be given when or if it will become successful.

  Pay Television and Digital Media Center

        UPCtv Channels:     UPCtv produces and markets its own pay television products, currently consisting of three thematic channels launched in 1999 and 2000. The channels target the following genres: extreme sports and lifestyles ("Extreme"); women's information and entertainment ("Club"); and real life documentaries ("Reality TV"). All three channels originate from our Digital Media Center ("DMC") located in Amsterdam. They are distributed to a broad base of customers through UPC's cable systems and direct-to-home ("DTH") platforms, as well as through cable systems and DTH platforms not affiliated with UPC and in countries where UPC currently does not own distribution companies.

        At the end of 2002, UPCtv undertook a strategic review of its thematic channels businesses, resulting in the decision to terminate the men's information and entertainment channel ("Avante"), due to its unfavourable economics.

        Digital Media Center ("DMC"):     The DMC is a technologically advanced production facility that services UPCtv and other clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects, then transmits the final product to various customers in numerous countries.

        During 2002, the DMC contracted with several third party clients for the play out and transmission of their proprietary channels. The DMC also subleased satellite space leased by UPC to third parties.

        UPC Media Ventures:     In addition to the UPCtv channels and the DMC, UPC Media has been involved in branded equity ventures for the development of country specific programming, including Iberian Programming Services (Spain and Portugal), Xtra Music (pan- Europe), CineNova (Benelux), MTV Networks Polska (Poland) and ATV (Austria). We are currently reviewing our various investments and may decide to divest certain of those investments.

        We also have an investment of approximately 21.2% of SBS, which creates, acquires, packages and distributes programming and other media content in many of our territories and elsewhere in Europe via commercial general entertainment television channels, radio stations and the internet. During 2003, we have agreed to sell our shares in SBS to United for 100 million, prior to completion of our restructuring.

Priority Telecom

        Priority Telecom is currently our division for providing telephone services to business customers. We founded our Priority Telecom business in 1998 for the purpose of providing telephone services to customers passed by our upgraded networks. Due to the potential value of our business customers, we decided to establish Priority Telecom N.V. as a separate CLEC, which would operate as our primary vehicle for providing telecommunication services to business customers and to which the business customers of our local operating companies would be spun off. In November 2000, a subsidiary of Priority Telecom N.V. merged with Cignal Global Communications ("Cignal"), a global carriers' carrier. As consideration for the merger between Priority Telecom N.V. and Cignal, the former shareholders of Cignal received 16% of the shares of Priority Telecom N.V. on a fully diluted basis, in return for their Cignal shares. Priority Telecom N.V. decided to close its international wholesale voice business during the second quarter of 2001 and in the second quarter of 2002, its wholesale data business. Through Priority Telecom N.V., our CLEC business is currently operating in metropolitan areas in The Netherlands, Austria and Norway. As of December 31, 2002, Priority Telecom N.V. had approximately 7,700 business customers. UPC Distribution's local operating companies continue to provide telephone services to residential customers as a part of our UPC Distribution division's services, using the Priority Telecom brand.

        Priority Telecom N.V. was listed on the Euronext Amsterdam stock exchange in September 2001. In connection with the listing, the capital structure of Priority Telecom N.V. was restructured, and we contributed additional equity to Priority Telecom N.V. We currently hold approximately 71.5% of Priority Telecom N.V.'s outstanding shares. The former Cignal shareholders hold approximately 11.8% and the balance is held by a foundation reserving such shares for issuance pursuant to employee benefit plans.

        Priority Telecom N.V. has developed a product portfolio for advanced telecommunication solutions, including VOIP, InterLAN, IP-virtual private network ("IP-VPN") services and Application Service Provider ("ASP") enabling services. We believe these products will help us anticipate and meet changing business customer requirements. Some of these, such as VOIP, are new products using emerging technologies. Accordingly, we cannot predict when or if Priority Telecom will be able to market such products successfully.

        We expect Priority Telecom N.V. to be able to leverage substantially from the existing infrastructure of UPC Distribution's operating companies, allowing for efficient, cost-effective growth. The network used by Priority Telecom N.V. consists of indefeasible rights of use ("IRUs"), granted by UPC Distribution operating companies to our metropolitan area fiber networks and a backbone connecting these fiber networks. Given the density of this fiber network, it is possible for Priority Telecom N.V. to connect business customers directly to our core metropolitan area networks that could only feasibly be connected by the incumbents in the past. We believe this provides strategic advantages for Priority Telecom N.V. In addition, the dense network enables Priority Telecom N.V. to execute a "smart build" strategy. It allows certain CLEC extensions to the current footprint and additions of local tails for limited capital expenditure with a short execution time.

        The metropolitan and national networks used by Priority Telecom N.V. are based on 25-year IRUs granted by the UPC Distribution operating companies. As part of the IRU agreements, Priority Telecom N.V. pays UPC Distribution operating companies annual administration, operations and maintenance fees. In addition to the IRU agreements, Priority Telecom N.V. has access to the local tail circuits of UPC Distribution.

        We and our operating companies have also signed operating agreements with Priority Telecom N.V., whereby Priority Telecom N.V. offers a range of services to our operating companies and our operating companies offer a range of services to Priority Telecom. The services which we provide to Priority Telecom N.V. include equipment, local loop and other capacity leases, and human resource, billing, information technology and co-location services.

        We and our operating companies intend to provide Priority Telecom N.V. with a variety of services and facilities made available under the operating agreements and IRU agreements, in support of Priority Telecom's telecommunications business, up to an aggregate value of 50 million. Priority Telecom N.V. intends to finance these services as follows:

  •
  The operating agreements for Austria, The Netherlands and Norway will allow payments, to an aggregate of 30 million, to be made in Series 1 in Convertible Shares of Priority Telecom N.V., cash or securities for services provided through December 2003.

  •
  Under the IRU agreements for The Netherlands, Austria and Norway, certain subsidiaries of Priority Telecom N.V. may purchase services and facilities over a 27-month period up to a value of 20 million. The value of services received plus interest at a rate equal to the three-month EURIBOR plus 3.75%, compounded quarterly will be payable in cash 36 months from the date of invoice.

        Priority Telecom faces competition from the incumbent telecommunications operators and from other CLEC operators in the countries in which it does business. Some of these operators have substantially more experience in providing telephone services and have substantively greater resources to devote to the provision of telephone services.

Other Information

  Employees

        As of December 31, 2002, we, together with our consolidated subsidiaries, had approximately 7,810 employees. Certain of our operating subsidiaries, including our Austrian, Dutch and Norwegian systems, are parties to collective bargaining agreements with some of their respective employees. We believe that we have in general a constructive relationship with our employees.

Regulation–General

        Our distribution, video, telephone and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in our Western European markets are harmonized under the regulatory structure of the European Union ("EU"). In addition, Norway's laws are, and will continue to be, substantially harmonized with those of the EU and, of the other non-EU countries in which we operate, the Czech Republic, Hungary, Poland, Malta and the Slovak Republic are all expected to join the EU during 2004 and will therefore need to harmonize their national laws with EU norms. Adverse regulatory developments could subject us to a number of risks. Such developments could limit our growth plans, our revenues, and the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnection obligations, open-network provision obligations and restrictions on content we deliver, including content provided by third parties. Failure to comply with current or future regulation could expose us to various penalties.

        In general, the regulatory environment in the EU countries in which we operate is to an increasing degree shaped by the EU framework. Since January 1, 1998, EU directives have set out a framework for telecommunications regulation that all EU Member States must follow. Regular implementation reports from the European Commission assess the compliance of Member States with the various requirements of the directives. In addition, the European Commission has taken action to enforce compliance on Member States. The EU is taking steps to substantially increase the level of harmonization across the whole range of communications and broadcasting services.

        Set forth below is an overview of the types of regulation that affect our various businesses, as well as a summary of the regulatory environment in the EU and certain countries in which we operate a significant proportion of our major systems.

  Regulation–European Union

        Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements European Union directives. Although not an EU Member State, Norway is a member of the European Economic Area and has generally implemented, or is implementing, the same principles on the same timetable as EU member states. The Czech Republic, Hungary, Malta, Poland, Romania and the Slovak Republic, which are in the process of negotiating their membership in the EU, have started adjusting their regulatory systems to EU requirements. All of these countries, with the exception of Romania, are expected to accede to the EU during 2004, and Romania is expected to join later. As a result, most of the markets in which we operate have been significantly affected by regulation initiated at the EU level.

        In 2003, the EU regulatory framework applying to our business will be substantially changed. A package of five new directives has to be implemented into the law of the 15 Member States. Four of these directives were published in the European Commission's Official Journal on April 24, 2002 and must be transposed into the national laws of and become effective in Member States by July 25, 2003. The provisions of the fifth (the Electronic Communications Data Protection Directive) need be transposed into the national laws of, and become effective in, Member States by October 30, 2003.

        The new regulatory framework seeks, among other things, to harmonize national regulations and licensing systems and further increase market competition. These policies will seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. Generally speaking, the framework relies on general competition laws rather than regulation to prevent dominant carriers from abusing their market power.

        Certain key elements of the new and old EU regimes are set out below. This is not intended to be a comprehensive description of all aspects of regulation in this area.

        Conditional Access for Video Services.     EU member states may regulate the offering of conditional access systems such as those used, for example, for the expanded basic tier services offered by many of our operating companies. Under current EU law, providers of conditional access systems may be required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters. This requirement will be carried into the new regime.

        Telephone Interconnection.     Currently, a specific EU directive sets forth the general framework for interconnection, including general obligations for telecommunications operators to allow interconnection with their networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis. Public telecommunications network operators with significant market power (which, although it may vary, is generally presumed when an operator has 25% or more of the relevant market) are subject to additional obligations. They must offer interconnection without discriminating between operators that offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection and carriage of telephone traffic. The directive also contains provisions on collocation of facilities, number portability with certain exceptions, supplementary charges to contribute to the costs of universal service obligations and other interconnection standards.

        Under the new regime, the specific obligations that presently exist will no longer be automatic but, instead, can be imposed by national regulatory authorities at their discretion on operators with significant market power. The threshold for significant market power will change to equate with the competition law concept of dominance. This is not a market share test per se, but it is not likely that the test would be met with a market share of less than 40%. In practice, we do not expect the new interconnection regime to differ materially from that in force today.

        Telephone Licensing.     Currently, EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization, which is conditional upon "essential requirements," such as the security and integrity of the network's operation. However, operators of public voice telephony such as ourselves are generally required to hold individual licences. Licensing conditions and procedures must be objective, transparent and non-discriminatory. In addition, telecommunications operators with significant market power, typically 25% of the relevant markets, may be subjected by member states to more burdensome conditions than the authorizations held by other providers. License fees can only include administrative costs except in the case of scarce resources where additional fees are allowed. The new regulatory package will see a move to general authorizations rather than individual licenses in almost all cases.

   Regulation–National Regulations

        Certain important aspects of national regulation requirements are set out below. This is not intended to be a comprehensive description of all aspects of national regulation.

        Distribution/Video Licenses.     Our operating companies are generally required to either obtain licenses, permits or other governmental authorizations from, or notify or register with, relevant local or regulatory authorities to own and operate their respective distribution systems. Generally, these licenses are non-exclusive. In many countries, licenses are granted for a specified number of years.

        The businesses of our operating companies are dependent on these licenses, permits and authorizations and the loss or non-continuation of them, as a result of non-compliance with their terms or otherwise, could have a material adverse effect on us. We believe we are in material compliance with the material terms of such licenses, permits and authorizations.

        In some countries we pay annual franchise fees based on the amount of our revenues. In other countries, the fee consists of a payment upon initial application and/or nominal annual payments.

        Video "Must Carry" Requirements.     In most countries where we provide video and radio services, we are required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. In some countries we can be required to transmit quite a large number of channels by virtue of these requirements. To date, there has been no meaningful oversight of this issue at EU level. This will change when the new regulatory package comes into effect. Member States will only be permitted to impose must carry obligations where they are necessary to meet clearly defined general interest objectives and where they are proportionate and transparent. Any such obligations shall be subject to periodical review. It remains to be seen what effect this new rule will have in practice but we expect it to lead to a reduction of the size of must-carry package that we must carry.

        Pricing Restrictions.     Local or national regulatory authorities in some countries where we provide video services also impose pricing restrictions. Generally, in these cases, basic tier price increases must be approved by the relevant local or national authority. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices. These price restrictions are generally not applied to expanded basic tier or digital programming.

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

  Regulation–Competition Law and Other Matters

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

Item 2.    Properties

        We lease our corporate offices in Amsterdam, along with a representative office in London. Our operating companies and subsidiaries also generally lease their offices. We own small parcels of property in various countries that we use for our network equipment. In other countries, we have been able to obtain easements for this equipment and our cable network.

Item 3.    Legal Proceedings

        The following is a description of the legal proceedings to which we or one of our subsidiaries is a party. In addition, from time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business. In the opinion of our management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on our subsidiaries' business, results of operations, financial condition or liquidity. As these legal proceedings are resolved, to the extent that we have any liability and such liability is owned by us, we will distribute shares of New UPC common stock as provided under the Plan and the Akkoord in satisfaction of such claim.

        On July 4, 2001, InterComm Holdings L.L.C., InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holding B.V. and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by us in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants are seeking relief in the nature of immediate acceleration of an alleged right to require us or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case for a maximum of 192 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. We and our affiliates, as respondents, deny these claims and intend to defend against claimants' allegations vigorously. We are vigorously defending the arbitration proceedings and have filed appropriate counterclaims. The ICF Party withdrew its arbitration on 31 January 2003 and refiled the same claims on February 14, 2003. We have filed a request with the International Chamber of Commerce to combine the counterclaims filed by us in the first arbitration with the new request filed by the ICF Party.

        On March 21, 2002, we received a notice of service of a class action lawsuit for damages filed in the U.S. District Court for the Southern District of New York against the Company, our officers and certain other persons, who include certain of the underwriters for our initial public offering on the Nasdaq National Stock Market in February 1999. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on the purported failure of the Company, our officers and the other defendants to disclose that some of the underwriters in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The U. S. Bankruptcy Court lifted the automatic stay in the U.S. Chapter 11 Case to permit the plaintiffs to pursue this litigation for the purpose of attempting to obtain a judgment or settlement up to the amount of our insurance in respect of such liability and to collect any judgment or settlement solely out of such insurance in full satisfaction of any such claims. We believe that the plaintiffs' claims are without merit and intend to defend the lawsuit vigorously. Since more than 200 similar class actions have been filed against other companies primarily against the underwriters there are discussions going on to release the companies from these litigations. We and our insurance company are also involved in those discussions.

        On April 26, 2002, we received notice that certain former shareholders of Cignal Global Communications ("Cignal") had filed a lawsuit against us in the District Court in Amsterdam, The Netherlands, claiming USD 200 million on the basis that we failed to honour certain option rights which were granted to those shareholders in connection with acquisition of Cignal by Priority Telecom N.V., one of our subsidiaries. We believe that we have complied in full with our obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom N.V. on September 27, 2001. Accordingly, we believe that the Cignal shareholders' claims are without merit and intend to defend this suit vigorously.

        On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against us, UPC Nederland B.V. and UPC Distribution (together, the "UPC Defendants") alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). Philips' principal allegation is that the UPC Defendants have failed to take delivery of 47,100 Set Top Computers ("STCs") with a value claimed of 21.2 million. Additionally, Philips is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver a further 29,850 STCs and related damages of 7.0 million. Lastly, Philips is claiming additional costs, including interest on late payments of approximately 1.0 million. The UPC Defendants deny all claims brought by Philips, and intend to vigorously defend themselves against these claims and have filed appropriate counterclaims. This action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips' failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement.

        On December 3, 2002, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "U.S. Chapter 11 Case") with the U.S. Bankruptcy Court. For further details, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation–Plan of Reorganization."

        In order to fully achieve the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the U.S. Chapter 11 Case, on December 3, 2002, we commenced the Dutch Bankruptcy Case. On December 3, 2002, we filed the Akkoord with the Dutch Bankruptcy Court under the Dutch Bankruptcy Code. We submitted a revision to the Akkoord to the Dutch Bankruptcy Court on December 23, 2002 and a subsequent revision on January 7, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a EUR 1.00 claim and one vote, based on a claim against us, appealed the Dutch Bankruptcy Court's ratification of the Akkoord. The Dutch Court of Appeals has scheduled an expedited hearing for the appeal for April 1, 2003 and is expected to rule on the appeal shortly thereafter. We believe the appeal is without merit and intend to oppose the appeal vigorously. The U.S. Bankruptcy Court has already overruled an objection brought by ICH in the parallel U.S. Chapter 11 Case. We do not expect that this appeal will affect the successful completion of our restructuring, which is in its final stages. The appeal, however, will delay completion of the restructuring, into the second quarter of 2003.

        As part of the U.S. Chapter 11 process, the U.S. Bankruptcy Court authorized us to reject the so called "cable affiliation agreement" (the "Cable Affiliation Agreement") between Europe Movieco Partners Limited ("Movieco") and us in relation to the carriage of a premium movie channel ("Cinenova") on our networks in The Netherlands and the Flemish speaking part of Belgium. Based on this rejection order, we terminated the Cable Affiliation Agreement on March 1, 2003. Movieco has filed, pursuant to the Cable Affiliation Agreement, an amended request for arbitration with the International Chamber of Commerce on March 21, 2003 seeking specific performance by us under the Cable Affiliation Agreement. We believe that we have validly terminated the Cable Affiliation Agreement and will defend ourselves vigorously against this suit. Furthermore, Movieco was awarded a provisional measure requiring us to continue to carry Cinenova on our networks during the arbitration process. We are in the process of filing an appeal against this decision.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

(a)
Market Information.

        Our ordinary shares A trade on the Euronext stock exchange ("Euronext") under the symbol "UPC" and American Depositary Shares ("ADSs") representing our ordinary shares A trade on the Nasdaq National Market ("Nasdaq") under the symbol "UPCOY." Each ADS represents one ordinary share A. The following table shows the range of high and low sales prices reported on Euronext and Nasdaq:

	Euronext		Nasdaq
	High	Low	High	Low
	(in Euros)		(in U.S. dollars)
Year ended December 31, 2001:
First Quarter	17.60	5.60	15.88	5.13
Second Quarter	8.50	2.12	7.48	2.02
Third Quarter	3.02	0.23	2.55	0.19
Fourth Quarter	0.76	0.28	0.65	0.25
Year ended December 31, 2002:
First Quarter	0.59	0.17	0.55	0.13
Second Quarter	0.17	0.09	0.18	0.09
Third Quarter	0.14	0.06	0.12	0.04
Fourth Quarter	0.08	0.05	0.09	0.04
(b)
Holders

        As of December 31, 2002 there were approximately 8 registered holders of our ADSs. We generally do not know who the owners of our ordinary shares A are since they are held in bearer form.

(c)
Dividends

        We have never paid cash dividends on our ordinary shares A.

Amsterdam Exchange–Negative Equity

        As of December 31, 2001 we had negative shareholders' equity. Upon occurrence of the event, we promptly reported this deficit to the Euronext. As a result of our continuing negative shareholders' equity, Euronext put the UPC Ordinary Shares A on the so-called "penalty bench" (strafbankje) and, on February 14, 2002, removed the UPC Ordinary Shares A from the Amsterdam Exchange index ("AEX index") after a three month notice period until such time as we returned to positive shareholder's equity. This did not, however, result in a delisting of our shares, which are still freely tradable. In accordance with article 108A, book 2 of the Dutch Civil Code, we addressed the issue of negative equity at our 2002 general shareholders' meeting.

        If the restructuring is successfully completed, New UPC will hold over 99% of our outstanding Ordinary Shares (including the UPC Ordinary Shares A). In such event, we intend to seek approval from Euronext for the termination of the listing of our Ordinary Shares A on Euronext.

        We intend to seek to delist our Ordinary Shares A from Euronext upon successful completion of the restructuring. If Euronext denies our application to delist our Ordinary Shares A from Euronext upon successful completion of the restructuring, a trading market for our Ordinary Shares A will continue to exist following completion of the restructuring. However, in that case, we do not expect that there will be active trading in our Ordinary Shares A on Euronext following the restructuring.

        If the restructuring is consummated in the manner contemplated by the Plan, the Akkoord and the Dutch Implementing Offer, New UPC will have various mechanisms available under Dutch law to require the holders of our Ordinary Shares A to accept a cash payment in relinquishment of our Ordinary Shares A. Therefore, if a non-U.S. holder of our Ordinary Shares A fails to receive shares of New UPC common stock for its UPC Ordinary Shares A under the Plan and fails to participate in the Dutch Implementing Offer, such holder would be required to accept cash for its UPC Ordinary Shares A after the restructuring if New UPC decides to proceed with a "squeeze out" of the non-New UPC holders of our Ordinary Shares A. No assurance can be given as to the amount of cash such a holder would receive from New UPC for its UPC Ordinary Shares A. However, such amount of cash may be less than the value of the shares of New UPC common stock such holder would have received if it had received shares of New UPC common stock under either the Plan or the Dutch Implementing Offer.

Nasdaq National Market Listing Requirements

        Our ordinary shares were traded in the form of American Depositary Shares ("ADSs") on the NASDAQ National Market under the symbol "UPCOY." NASDAQ has traditionally maintained certain rules regarding bid prices for continued listing on the market. Following our third quarter results announcement on November 14, 2001 and as a result of reporting negative shareholders equity we were informed, through a notification from NASDAQ, that we would be delisted on May 15, 2002, if the stock did not trade for 10 consecutive trading days above USD 3.00 during a 90 day, beginning February 15, 2002.

        Our Ordinary Shares A (in the form of UPC ADSs) were delisted from NASDAQ on May 23, 2002 as a result of our inability to continue to comply with the minimum bid price requirements for listing. Since delisting our ADSs have traded in the United States on the Over The Counter Bulletin Board under the ticker symbol UPCOY. Following completion of our restructuring, we do not intend to apply for a relisting of our ADSs on NASDAQ or a listing of our ADSs or our Ordinary Shares A on any securities exchange in the United States and our ADSs programme will be cancelled.

        In our restructuring agreement, New UPC has agreed to use its commercially reasonable efforts to list the shares of New UPC common stock on the NASDAQ. To date, New UPC has applied for a NASDAQ listing and is confident to obtain a listing shortly after successful completion of the restructuring.

Item 6.    Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2002, 2001,2000, 1999, and 1998 have been derived from our audited consolidated financial statements. We adopted the Euro reporting as our currency effective December 31, 1999. We have retroactively restated financial information for all periods presented using the exchange rate fixed on January 1, 1999 of EUR1.0 to 2.20371 Dutch Guilders. The consolidated financial data set forth below for our company is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SELECTED CONSOLIDATED FINANCIAL DATA

	UPC
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands of Euros, except per share data)
Statement of Operations Data:
Service and other revenue	1,396,056	1,378,764	1,000,825	447,501	185,582
Operating expense	(734,783)	(931,817)	(714,906)	(293,778)	(62,830)
Selling, general & administrative expense	(399,508)	(613,086)	(569,121)	(466,260)	(218,587)
Depreciation and amortization	(709,600)	(1,097,822)	(718,669)	(266,070)	(85,150)
Impairment and restrucuring charges	(420,736)	(1,687,948)	–	–	–

Net operating loss	(868,571)	(2,951,909)	(1,001,871)	(578,607)	(180,985)
Interest income	28,351	49,655	44,345	20,104	3,357
Interest expense	(888,460)	(919,570)	(753,231)	(178,448)	(47,355)
Provision for loss on investments	(7,957)	(375,923)	–	–	–
Gain (loss) on sale of assets	(29,587)	(468,306)	(3,482)	1,501	–
Foreign exchange gain (loss) and other expense	657,817	(172,437)	(177,803)	(22,561)	(1,606)

Net loss before income taxes and other items	(1,108,407)	(4,838,490)	(1,892,042)	(758,011)	(226,589)
Reorganization expenses, net	(97,171)	–	–	–	–
Income tax benefit (expense)	(4,224)	39,616	(3,930)	1,822	(551)
Minority interests in subsidiaries	27,862	543,092	23,887	1,651	523
Share in results of affiliated companies, net	(33,874)	(186,047)	(116,690)	(29,760)	(28,962)

Net loss before extraordinary gain and and cumulative effect of change in accounting principle	(1,215,814)	(4,441,829)	(1,988,775)	(784,299)	(255,579)
Extraordinary gain	471,718	–	–	–	–
Cumulative effect of change in accounting principle	(1,498,871)	21,349	–	–	–

Net loss	(2,242,967)	(4,420,480)	(1,988,775)	(784,299)	(255,579)

Basic net loss attributable to common shareholders	(2,402,212)	(4,540,791)	(1,996,408)	(784,299)	(255,579)

Basic and diluted net loss per ordinary share before extraordinary gain and cumulative effect of change in accounting principle	(2.74)	(10.32)	(4.56)	(2.08)	(1.03)

Basic and diluted net loss per ordinary share	(5.42)	(10.27)	(4.56)	(2.08)	(1.03)

Weighted-average number of ordinary shares outstanding	443,417,525	442,226,377	438,041,841	377,969,829	247,915,834

	UPC
	December 31,
	2002	2001	2000	1999	1998
	(In thousands of Euros)
Selected Balance Sheet Data:
Non-restricted cash and cash equivalents	255,062	855,001	1,590,230	1,025,460	13,419
Other current assets	297,240	479,172	402,544	311,202	61,735
Investments in affiliated companies	114,575	193,648	685,288	242,847	223,737
Property, plant and equipment	3,175,363	3,754,330	3,709,352	1,974,817	273,628
Goodwill and other intangible assets	1,072,277	3,003,503	5,119,892	2,611,413	308,585
Total assets	4,931,017	8,475,464	11,968,439	6,865,352	938,317
Short-term debt(1)	8,314,011	9,274,941	69,692	213,532	159,664
Other current liabilities	968,161	1,175,463	1,263,107	565,207	110,956
Long-term debt	427,444	469,990	8,244,337	3,966,490	533,078
Other non-current liabilities	234,320	243,962	46,801	88,028	156,510

Total liabilities	9,943,936	11,164,356	9,623,937	4,833,257	960,208
Minority interest in subsidiaries	1,660	152,096	831,132	11,895	11,768
Convertible preferred stock	1,664,689	1,505,435	1,392,251	–	–
Shareholders' equity (deficit)	(6,679,268)	(4,346,423)	121,119	2,020,200	(33,655)

Total liabilities and shareholders' equity (deficit)	4,931,017	8,475,464	11,968,439	6,865,352	938,321

(1)
As discussed in Note 2 "Reorganization Under Bankruptcy Code", to our consolidated financial statements for the year ended December 31, 2002, as of March 3, 2002, the Company defaulted under its senior notes and senior discount notes, the UPC Distribution Bank Facility and the Exchangeable Loan. This default has subsequently been waived, however these borrowings have been reclassified to current portion of long-term debt as a result.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis, as well as the discussions in Items 1 and 3 of this Annual Report on Form 10-K, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, and be identified by statements concerning our future plans and strategies, objectives and future economic prospects, expectations, beliefs, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as our contemplated restructuring. These forward-looking statements involve both known and unanticipated risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with the forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include the timing, cost, and effectiveness of technological developments, competitive factors, our ability to complete announced transactions and to manage and grow our newer telephone, digital and internet/data services. With respect to our announced restructuring, these factors include our ability to successfully complete the restructuring as anticipated. These forward-looking statements apply only as of the time of this Annual Report on Form 10-K and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events or circumstances on which these forward-looking statements are based.

        The report of our independent public accountants KPMG Accountants N.V. on our consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that we are currently under bankruptcy court supervision in both the United States and in the Netherlands, have suffered substantial recurring losses from operations, are currently in default under certain of our senior notes and senior discount notes, obtained waivers through March 31, 2003 from the lenders under the UPC Distribution Bank Facility and the Exchangeable Loan for potential events of cross defaults, and have a net capital deficiency. Management expects the Company to incur operating losses at least through 2004. Accordingly there is substantial doubt about our ability to continue as a going concern. The report of our former independent auditors, Arthur Andersen, on our consolidated financial statements for the year ended December 31, 2001, includes a similar paragraph. Our management's plans in regard to these matters are described in Item 8 "Financial Statements and Supplementary Data-Notes to the Consolidated Financial Statements–Note 2". Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Investors in our company should review carefully the reports of KPMG Accountants N.V. and Arthur Andersen. There can be no assurance we will be able to continue as a going concern.

        The following discussion and analysis of financial condition and results of operations covers the years ended December 31, 2002, December 2001 and December 31, 2000, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise.

Risks and Uncertainties

        The risks and uncertainties described below include all of the risks and uncertainties, which we believe to be material at this time, but are not the only ones facing us. Additional risks and uncertainties that we do not currently know or that we currently deem immaterial may also impair our business, operations, financial condition, operating results or ability to successfully consummate the restructuring described below. If any of the following risks actually occur, they could materially adversely affect us or our business, operations, financial condition, operating results or ability to successfully consummate the restructuring.

Risks Related to the Restructuring Process

Risks that the restructuring is Not Successfully Completed

        There are various events that must take place in order for the restructuring, and, in particular, the Plan, and the Akkoord described below to be consummated. These include, among other things, satisfaction of the various conditions to consummation of the Plan. Although we believe that each of these events will occur, there can be no assurance that such will be the case. If not, the restructuring, including the Plan, could not be implemented. The alternatives include, among other things, (i) our liquidation and (ii) implementation of an alternative restructuring plan.

The restructuring may result in a disruption of our business.

        Should the restructuring process be delayed it is possible that successful completion of us and our subsidiaries' relationships with their respective suppliers, customers, partners and employees be adversely affected. If such relationships are adversely affected, our working capital on a consolidated basis could materially deteriorate. This deterioration could adversely affect our ability to consummate the restructuring. Any disruption in relationships with customers could reduce the our subscriber base which could result in a loss of earnings and, if the disruption were prolonged, in a material adverse effect on our financial condition, results of operations and prospects.

        As described below as part of the restructuring, we executed a waiver with respect to the UPC Distribution Bank Facility. The waiver, by its terms, expires on March 31, 2003. We are currently negotiating with the coordinating committee of senior bank lenders and expect to receive an extension to the waiver on our UPC Distribution Bank Facility. The banker party to the UPC Distribution Bank Facility will have the ability to accelerate the repayment of the amounts outstanding under the UPC Distribution Bank Facility, unless they agree to extend the terms of the UPC Distribution Bank Facility waiver. Whilst we are negotiating and expect to receive an extension to the bank waiver, we can provide no assurance that we will obtain an extension of the UPC Distribution Bank Facility waiver.

The U.S. and Dutch bankruptcy systems differ in various respects.

        In order to successfully implement the restructuring, we believe that it is necessary to do so under, inter alia, U.S. law and Dutch law. However, there are fundamental differences between the U.S. Bankruptcy Code and the Dutch Bankruptcy Code. For example, the U.S. Bankruptcy Code and the Dutch Bankruptcy Code differ in their voting requirements for approval of the restructuring, the parties in interest affected by the applicable bankruptcy law, the treatment of certain claims and equity interests and the ability to file a revised reorganization document. Thus, although we are attempting to reconcile the disparities between the Chapter 11 Case and the Dutch Bankruptcy Case, there can be no assurance that these differences can be sufficiently reconciled so as to avoid any delays or other problems in consummating the restructuring.

Risks Related to the Chapter 11 Case

The Plan may not be consummated or there may be a delay in the consummation of the Plan.

        The Plan sets forth numerous conditions to consummation of the Plan. There can be no assurance that the conditions will be satisfied or waived or that any necessary consent will be obtained. Thus, while the Plan has already been confirmed by the U.S. Bankruptcy Court, the Plan may not be consummated. Similarly, there can be no guarantee as to when such conditions will be satisfied or waived. Thus, although we intend for the Plan to be consummated within six weeks after its confirmation, no assurance can be given that this will occur.

Risks Related to the Dutch Bankruptcy Case

The Akkoord may be delayed as a result of an appeal from ratification of the Akkoord.

        The ratification of the Akkoord was open to appeal to the Dutch Bankruptcy Court of Appeal by our ordinary creditors who voted against the Akkoord or that were not present at such meeting within eight days after the date of the ruling ("beschikking") on the ratification by the Dutch Bankruptcy Court. As discussed below, an appeal has been made by such a creditor. The subsequent ruling of the Dutch Bankruptcy Court of Appeal is open to Supreme Court appeal (cassatie) in the same way and within the same term after the ruling of the Dutch Bankruptcy Court of Appeal.

Developments

        We have incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects to incur operating losses at least through 2004, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense.

        During 2001, we reviewed our current and long-range plan for all segments of our business and we hired a strategic consultant to assist us in the process. We worked extensively with this consultant to revise our strategic and operating plans. We have revised our strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values. During 2002, we took steps to implement our revised business plan.

Defaults and Waivers

        Viewing our funding requirements and our possible lack of access to debt and equity capital in the near term, we determined that we would not make interest payments on our senior notes and senior discount notes as they fell due. On February 1, 2002, we failed to make required interest payments in the aggregate amount of 113.0 million (USD 100.6 million) on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to our senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if we are in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since we failed to make the interest payments on the first three series of notes, upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of our senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002 and November 1, 2002 and February 1, 2003 we failed to make required interest payments in the aggregate amount of 38.9 million, 123.5 million, 36.5 million and 117.8 million respectively, on our outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, and 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. Neither the trustees for the defaulted notes nor the requisite number of holders of those notes accelerated the payment of principal and interest under those notes.

        Our failure to make the February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 and February 1, 2003 interest payments on our senior notes, and the resulting Events of Default under the indentures relating to the senior notes and senior discount notes, gave rise to potential cross events of default under the following credit and loan facilities:

  •
  the senior secured credit facility among UPC Distribution Holding B.V., our indirect wholly-owned subsidiary ("UPC Distribution"), as Borrower, TD Bank Europe Limited and Toronto Dominion (Texas), Inc., as Facility Agents, and a group of banks and financial institutions (the "UPC Distribution Bank Facility");

  •
  the revolving loan facility among EWT Elektro & Nachrichtentechnik GmbH, our then majority-owned subsidiary ("EWT"), as Borrower, a group of entities as Guarantors, The Royal Bank of Scotland plc ("RBS") as Facility Agent and Security Agent and a group of financial institutions (the "EWT Facility"); and

  •
  the USD 856.8 million 6% Guaranteed Discount Notes due 2007 issued under the loan agreement among Belmarken Holding B.V. ("Belmarken"), us, UPC Internet Holding B.V. and Liberty Belmarken, Inc. as the original lender (the "Exchangeable Loan"). The Exchangeable Loan was transferred to UnitedGlobalCom, Inc, ("United") in January 2002.

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly-owned subsidiary, UPC Holding B.V., and UPC Internet Holding B.V., which owns chello broadband N.V.. Our interest in EWT is held indirectly through UPC Germany GmbH

("UPC Germany"), in which we held a 51% interest until July 30, 2002. The occurrence of matured cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, we received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the potential cross events of defaults under such facilities that existed or may have existed as a result of its failure to make the interest payment due on February 1, 2002 on our outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010 within the applicable cure periods and any resulting cross defaults. During the period from June 4, 2002 to September 27, 2002, we received bi-weekly waivers from the bank lenders and United. On September 27, 2002, the bank lenders and United extended the coverage of the waivers to all our outstanding senior notes and senior discount notes and any resulting cross defaults, and the duration of the waivers until March 31, 2003.

        Each of these waivers will remain effective until the earlier of

  •
  March 31, 2003,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into our ordinary shares in accordance with the terms of the Memorandum of Understanding described below, or five business days after United has given notice to us that, in their judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

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

  •
  reduce the total commitment amount under the facility to 3.5 billion; and

  •
  require UPC Holding B.V. to provide an additional 125 million in funding to UPC Distribution on or before March 31, 2003.

        We are currently negotiating with the coordinating committee of the senior bank lenders and expect to receive an extension to the original bank waiver.

        On July 30, 2002, we transferred a 22.3% holding in UPC Germany shares to the holders of the remaining minority interest in UPC Germany (as described in Note 5 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K). Due to the share transfer, such holders became the majority shareholders of UPC Germany. The EWT Facility was refinanced by the new majority shareholders and the potential cross default ceased to exist.

Agreement for Restructuring

        On February 1, 2002, we signed a Memorandum of Understanding with United and its subsidiary, UGC Holdings (the "Memorandum of Understanding"). The Memorandum of Understanding is a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of our senior notes and senior discount notes to attempt to reach agreement on a means to restructure our indebtedness at the holding company level.

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and a steering committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and their advisors and the steering committee and their advisors completed the due diligence on us and our current financial condition.

        On September 30, 2002, we announced that a binding agreement had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for us. If implemented under its current terms, the agreed recapitalization will substantially delever our balance sheet eliminating approximately 4.1 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 351.5 million, 894.5 million of Exchangeable Loan debt, and 1.7 billion of convertible preference shares (all amounts as of December 31, 2002) in exchange for equity issued by a newly formed Delaware corporation New UPC Inc., ("New UPC"). The agreement consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.5 billion in our notes including accrued interest on the senior notes and its 894.5 million Exchangeable Loan as of December 31, 2002;

  •
  third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.9 billion of our notes (including accrued interest on the senior notes) as of December 31, 2002;

  •
  approximately 2% of New UPC's pro forma equity would be available for our existing preferred and ordinary shareholders, including United;

  •
  in addition, United agreed to purchase up to 100 million (the "Maximum Subscription Amount") in shares of common stock of New UPC common stock at the consummation of our restructuring subject to reduction if we sold any assets or raise any non-dilutive capital in the interim. United agreed to purchase the stock at the valuation implied by the restructuring; and

  •
  the third-party noteholders would have certain board representation and minority rights in New UPC.

        If we complete the sale of our SBS shares to United prior to the completion of the restructuring described below, as is contemplated the proceeds from the sale will reduce the Maximum Subscription Amount to zero and as a result, our third-party noteholders will not have the right to subscribe for any shares of New UPC common stock. The Plan and the Akkoord and the other transactions contemplated by the restructuring agreement are to become effective on a date (the "Effective Date") identified by us and falling no more than 11 days after all conditions to the consummation of the Plan and Akkoord have been satisfied or waived.

        In addition the restructuring agreement contains an agreement by the parties (other than us) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Exchangeable Loan while the restructuring agreement remains in effect.

The Plan of Reorganization

        In order to effectuate the restructuring, on December 3, 2002 (the "Petition Date"), we filed a petition for relief under Chapter 11 (the "Chapter 11 Case") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code") and we filed a pre-negotiated plan of reorganization, dated December 3, 2002 (the "Plan"), with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"). The first amended Plan was filed with the U.S. Bankruptcy Court on December 23, 2002 and second amended Plan was filed with the U.S. Bankruptcy Court on January 7, 2003. The Plan, as amended and modified by the first modifications dated February 18, 2003, was confirmed by the U.S. Bankruptcy Court on February 20, 2003. In general, the Plan provides for the transfer of New UPC common stock for various claims against, and equity interests in, us, as contemplated by the Memorandum of Understanding.

Akkoord

        In order to fully achieve the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, we commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, we filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "Dutch Bankruptcy Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). We submitted a revision to the Akkoord to the Dutch Bankruptcy Court on December 23, 2002 and a subsequent revision on January 7, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 24, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a EUR1.00 claim and one vote, based on a claim against us, appealed the Dutch Court's ratification of the Akkoord. The Dutch Court of Appeals has scheduled an expedited hearing for the appeal for April 1, 2003 and is expected to rule on the appeal shortly thereafter. We believe the appeal is without merit. The U.S. Bankruptcy Court has already overruled a similar objection brought by ICH in the parallel United States Chapter 11 process. We do not expect that this appeal will affect the successful completion of our restructuring, which in all other respects has been finalized. The appeal will however delay completion of the restructuring beyond March 31, 2003. We are currently negotiating with the coordinating committee of the senior bank lenders and expect to receive an extension to the waiver on our UPC Distribution Bank Facility with the coordinating committee of senior bank lenders.

Dutch Implementing Offer

        Unlike the U.S. Bankruptcy Code, the Dutch Bankruptcy Code does not provide for the Akkoord to reorganize or cancel any of the equity interests, ownership interests or shares in us. Therefore, in order to facilitate implementation of the Plan with respect to certain of our Ordinary Shares A in accordance with Dutch law, New UPC commenced an offer, solely with respect to holders of our Ordinary Shares A who were not U.S. Persons (as defined in Rule 902(k) of Regulation S promulgated under the U.S. Securities Act of 1933, as amended (the "U.S. Securities Act"), "U.S. Persons") and were not located or residing within the United States, to deliver shares of New UPC common stock to such holders of our Ordinary

Shares A in consideration for the delivery by such holders of our Ordinary Shares A to New UPC (the "Dutch Implementing Offer")

Extraordinary General Meeting of Shareholders

        Similarly, the Dutch Bankruptcy Code does not provide for the Dutch Bankruptcy Case to exempt compliance from otherwise applicable corporate law. Therefore, in order to facilitate implementation of the Plan, we held an extraordinary meeting of the holders of our Ordinary Shares A, our Priority Shares and our Preference Shares A (the "Extraordinary General Meeting") to approve certain amendments to our Articles of Association and other shareholder proposals (the "Shareholder Proposals").

        At our Extraordinary General Meeting of our shareholders, which was held on February 19, 2003, the following amendments were adopted:

  •
  proposal to amend our Articles of Association (the "First Amendment") to

  (i)
  decrease the nominal value of each of our issued and outstanding Ordinary Share A from 1.00 to 0.02 without repayment; and

  (ii)
  decrease the nominal value of each of our Priority Share and our Preference Share A from 1.00 to 0.02 without repayment,

    which capital reduction will permit us to eliminate our accumulated deficit;

  •
  proposal to amend our Articles of Association (the "Second Amendment") to

  (i)
  decrease the number of our authorized Ordinary Shares A to 450,000,000;

  (ii)
  remove our Preference Shares A from our authorized capital;

  (iii)
  authorize a new class of 50,000,000,000 registered Ordinary Shares C with a nominal value of 0.02;

  (iv)
  in the event Dutch law allows the issuance of nonvoting stock, prohibit the issuance of nonvoting stock and prohibit cooperation in connection with the issuance of depository receipts; and

  (v)
  remove our Ordinary Shares B and our Preference Shares B from our authorized capital;

  •
  proposal to convert our Preference Shares A on a one-for-one basis into registered Ordinary Shares A, effective upon the Second Amendment and the Effective Date;

  •
  proposal to amend our Articles of Association (effective on the later to occur of the Effective Date and the date of the delisting of our Ordinary Shares A from Euronext Amsterdam N.V.) (the "Third Amendment") to provide that we will have the Articles of Association of a non-listed company, including, inter alia, provisions:

  (i)
  allowing only registered shares;

  (ii)
  restricting transfers of shares;

  (iii)
  amending our management structure to a one-tier board (i.e., that our Supervisory Board will be eliminated, the holders of our Priority Shares will have certain rights with respect to our Board of Management and our Board of Management will consist of one or more members);

  (iv)
  authorizing holders of our Ordinary Shares A to exercise the rights attached to such Ordinary Shares A only upon exchange of such bearer Ordinary Shares A into registered Ordinary Shares A; and

    (v)
    as soon as all of our issued shares are held by one shareholder, converting each of our issued Priority Shares into one Ordinary Share C, and all powers of the holders of the Priority Shares under our Articles of Association, to the extent possible, in the general meeting of our shareholders.

Summary of Status of Restructuring

        As of the date of the filing of this Annual Report on Form 10K, our restructuring has not been completed, but is in the final stages. The Plan, which provides for the transfer of New UPC common stock for various claims against, and interests in our equity, has been confirmed by the U.S. Bankruptcy Court. In addition, the Akkoord, which was filed to effect the restructuring under Dutch law, has been ratified by the Dutch Bankruptcy Court. An appeal was filed against the ratification of the Akkoord on March 21, 2003, but we believe it is without merit and intend to oppose it vigorously. The Dutch Court of Appeals has scheduled a hearing for the appeal for April 1, 2003. The Dutch Implementing Offer, which was scheduled to expire on March 21, 2003, has been extended to April 14, 2003. The Dutch Implementing Offer will become unconditional on the Effective Date of the Plan and the settlement of the Dutch Implementing Offer will occur no later than five Euronext business days after the Dutch Implementing Offer becomes unconditional (e.g., no later than five Euronext business days after the effective date of the Plan). Certain amendments to our Articles of Association were adopted during an Extraordinary General Meeting of our shareholders. Some of the amendments were effective immediately and the remaining amendments will become effective upon the later to occur of the effective date of the Plan and the date of the delisting of the our Ordinary Shares A from Euronext Amsterdam. The Plan and the Akkoord expected to become effective and our restructuring complete soon after the appeal against the Akkoord is resolved. From and after the Effective Date of the Plan, we expect to operate our businesses and properties as a reorganized entity pursuant to the terms of the Plan.

        As of December 31, 2002, we had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 and the 11 1/4% Senior Notes due 2009. We believe subscriber growth has been impacted in some countries by our financial restructuring; however, we believe the restructuring has not had a material adverse effect on our subsidiaries or our relationships with suppliers and employees.

        We have experienced net losses since formation. As of December 31, 2002, as a result of the events of default and potential cross events of default as described above, our senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities and there is substantial uncertainty whether our sources of capital, working capital and projected operating cash flow will be sufficient to fund our expenditures and service our indebtedness over the next year. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent on (i) our ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) our ability to generate the cash flows required to enable us to recover the carrying value of our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of our ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect. Following the successful completion of the planned restructuring, we believe that we will have sufficient sources of capital, working capital and operating cash flows to enable us to continue as a going concern.

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

Cable Network Revenue and Related Costs

        We recognize revenue from the provision of video, residential telephony and internet access services over our cable network to customers in the period the related services are provided. Installation revenue related to these services over our cable network is recognized as revenue in the period in which the installation occurs, to the extent these fees are equal to or less than direct selling costs, which are expensed. To the extent installation revenue exceeds direct selling costs, the excess fees are deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the same period as the cable television network. Revenue and costs related to disconnections and reconnections are recognized in the statement of operations as incurred.

Other Revenue and Related Costs

        We recognize revenue from the provision of DTH, business telephony and data services to business customers outside of our cable network in the period the related services are provided. Installation revenue related to these services outside of our cable network is deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the average expected subscriber life. Revenue and costs related to disconnections and reconnections are recognized in the statement of operations as incurred.

Impairment of goodwill and intangible assets

        We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

Impairment of long-lived assets

        Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and carrying value of the asset. For assets we intend to dispose of, we recognize a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. We principally use the discounted cash flow method to estimate the fair value of long-lived assets.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based upon our assessment of probable loss related to overdue accounts receivable. Upon disconnection of a subscriber, the account is fully reserved. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Derivative Financial Instruments

        We use derivative financial instruments including cross currency and interest rate swaps to manage exposures to movements in foreign exchange rates and interest rates. We account for derivative financial instruments in accordance with SFAS No. 133 "Accounting for Derivative and Hedging Activities", as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. These rules require that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        For derivative financial instruments designated and that qualify as cash flow hedges, changes in the fair value of the effective portion of the derivative financial instruments are recorded at a component of accumulated other comprehensive income in shareholders' equity until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of the derivative financial instruments is immediately recognized in earnings. The changes in fair value of the hedged item are recorded as an adjustment to its carrying value on the balance sheet.

        For derivative financial instruments that are not designated or that do not qualify as accounting hedges, the changes in the fair value of the derivative financial instruments are recognized in earnings.

Liabilities subject to compromise

        We have recorded amounts for liabilities subject to compromise using judgement on the the estimated allowable amounts, as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The estimates for allowable amounts are based upon our accounting records, discussions with creditors and amounts as documented in the Plan. Our estimated allowable, these amounts could change. Any significant change would be reflected in our reported restructuring costs in our statement of operations in the period we determine such differences.

Services

        To date, our primary source of revenue has been analog video entertainment services to residential customers. We believe that an increasing percentage of our future revenues will come from telephone, internet and digital video services within the residential market, as well as the expansion of our internet and telephone services to business customers through Priority Telecom N.V. The introduction of telephone, internet and digital services had a significant negative impact on Adjusted EBITDA during 2001 and 2002. We expected this negative impact due to the high costs associated with obtaining subscribers, branding and launching these new services against incumbent operators. We intend for internet, telephone and digital services to be Adjusted EBITDA positive in the areas may introduced within two or three years after introduction of the services, but there can be no assurance this will occur in any area. Increasing subscribers to such services could continue to have a negative impact on Adjusted EBITDA due to the costs of developing such services in new areas and the one-time costs associated with obtaining a customer.

        UPC Distribution–Video.     We currently offer our subscribers advanced analogue and digital video services available today and a large choice of radio programs. In many systems, for example, we have introduced impulse pay-per-view services, which enable subscribers to our expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control. We plan to continue improving our expanded basic tier offerings by adding new channels and, where possible, migrating popular commercial channels into an expanded basic tier service. Generally, basic tier pricing is regulated by media law and local licenses, while the expanded basic tier is not price-regulated, although it will be subject to the general rules of competition law. In addition, we plan to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres, and by increasing the number and time availability of pay-per-view offerings.

        The increased channel capacity provided by digitalization enables us to offer digital subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization allows us to provide value added services such as digital music, walled garden, interactive television and basic e-mail functionality. The increased channel capacity provided by digitalization enables digital subscribers to customize their subscriptions for our products and services to suit their lifestyles and personal interests. We also provide our digital subscribers with customizable programming guides that enable them to program their favorite channels and also allows parents to restrict their children's viewing choices. Because many of these products and services are new and have not achieved market acceptance, there can be no assurance that we will be able to market them successfully.

        UPC Distribution–Telephone.     Our operating companies provide local national and international long distance telephone services branded as Priority Telecom to residential customers. Our operating systems offer a full complement of telephone services to residential customers, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

        UPC Distribution–Internet.     We operate our internet business for residential customers locally through our operating companies. Our local operating companies provide subscribers with high-speed internet access via their cable modem. We provide subscribers cable-based internet access that is always-on for a flat fee. In 2001, we introduced network monitoring tools. These tools allow us to comprehensively monitor our fair-use pricing policy, under which heavy internet users pay fees based on their use of the internet, rather then a fixed fee. The fair use policy provides customers with an understanding of acceptable bandwidth usage associated with the flat fee residential subscription, as well as allow us to offer more sophisticated products for heavy users.

        UPC Media.     UPC Media provides internet services through chello broadband N.V. and our programming services led by UPCtv. In addition to internet access and pay television, UPC Media is developing interactive services and transactional tv services for our digital product. In December 2001, we transferred the assets and employees relating to the technical network and systems access to the internet from chello broadband N.V. to our UPC Distribution operating companies. chello broadband N.V. provides our local operating companies and non-affiliated local operators with product development, certain aspects of customer support, local language broadband portals, and marketing, through franchise agreements. During 2001 and 2002, substantially all of chello's revenues were subscription- and installation fee-based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. Until December 2001, chello broadband N.V. also provided internet access services through our operating companies. In December 2001, our assets and employees relating to the technical network and systems access to the internet were transferred from chello broadband N.V. to UPC Distribution, and the franchise and fee arrangements were modified. As a result chello broadband's proportionate share of internet-based revenue, and the relative amount of associated intercompany eliminations, declined in 2002. We believe we have an opportunity to increase non-affiliated revenue through the chello broadband service in future years. However, we cannot predict whether our products and services, including broadband internet services in general, will become accepted or profitable in these markets.

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

        UPCtv has developed and operated eight pay television channels of various genres since May 1999, although we decided during the fourth quarter of 2001 and during 2002 to close five of the eight channels. We have constructed a pan-European digital distribution platform designed for the state of the art production and the digital distribution of our new channels and other signals to our upgraded networks. During 2001 and 2002, substantially all of our programming businesses' revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through the media group's service in future years. We cannot predict whether our products and services will become accepted or profitable in these markets.

        Priority Telecom.    Priority Telecom operates our competitive local exchange carrier ("CLEC") business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also currently used to offer telecommunications services to residential customers through UPC Distribution. Services vary in different countries, covering the range of voice, data, IP and hosting. In the course of 2000, Priority Telecom brought together a separate management team responsible for the provisioning of these services to business customers. Priority Telecom also offers internet services to business customers, using chello broadband and UPC Distribution operating companies as preferred suppliers.

Pricing

        UPC Distribution-Video.     We usually charge an one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming. For our digital set-top computer, we are collecting a customer deposit as security.

        UPC Distribution–Telephone.     Revenue from residential telephone services usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve growth from early market entry, we generally price our telephone service at a discount compared to services offered by incumbent telecommunications operators. However, we are reviewing the optimal level of discounts in order to improve gross margin.

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

Costs of Operations

        UPC Distribution-Video.     Direct operating costs include the costs of programming, which are broadly variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Indirect operating costs include franchise fees and operating expenses necessary to provide service to the subscriber. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other indirect operating expenses include personnel, service vehicles, maintenance and facilities. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

        UPC Distribution-Telephone.     Direct operating costs consist mainly of the cost of interconnection. Interconnection costs are variable based upon usage as determined through negotiated interconnection agreements. Indirect operating costs include number portability fees, network operations, customer operations and customer care. Selling, general and administrative expenses includes branding, marketing and customer acquisition costs, personnel related costs, such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

        UPC Distribution-Internet.     Direct operating costs for our local operating companies include the franchise fee paid to chello broadband for internet access. Indirect operating costs include personnel, service vehicles, maintenance and facilities. Operating costs for internet connectivity consist primarily of leased-line and network related costs for connecting subscribers to the internet. UPC's Distribution's indirect operating costs for internet connectivity increased in 2002 as a result of modifications made to the internet service and fee arrangements between chello broadband and UPC Distribution. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead.

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

        Priority Telecom.     Operating costs include costs of ownership and management of their part of the network and network expenses that can be allocated to customers and products. Selling, general and administrative expenses include branding, marketing, customer acquisition costs, personnel-related costs, including stock-based compensation expenses, legal and accounting, office facilities and other overhead

Results of Operations

Revenue

2002 compared to 2001

        Revenue increased 17.3 million, or 1.3%, from 1,378.8 million for the year ended December 31, 2001 to 1,396.1 million for the year ended December 31, 2002. The increase in revenue is due to a combination of organic subscriber growth and the increase in average revenue per subscriber in our Triple Play business. The following table provides revenue detail for our operating segments.

	Revenue
			2002 over 2001
	Year Ended December 31,
				% Change
	2002	2001	Change
	(In thousands of Euros)
Total Triple Play Distribution(1)	1,220,895	1,067,244	153,651	14.4%
Germany(2)	29,692	51,260	(21,568)	-42.1%
DTH(3)	30,252	84,534	(54,282)	-64.2%
Programming(4)	–	82,194	(82,194)	-100.0%
Other(5)	37,171	50,415	(13,244)	-26.3%
Intercompany Eliminations(6)	–	(78,963)	78,963	-100.0%

Total Distribution	1,318,010	1,256,684	61,326	4.9%
Priority Telecom(7)	119,150	230,485	(111,335)	-48.3%
UPC Media(8)	73,384	84,610	(11,226)	-13.3%
Corporate, IT & Other	492	4,228	(3,736)	-88.4%
Intercompany Eliminations	(114,980)	(197,243)	82,263	-41.7%

Total	1,396,056	1,378,764	17,292	1.3%

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers offered on a standalone basis or as a bundle.

(2)
UPC Germany was acquired in October 2000 and consolidated from that date. It was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.

(3)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group, effective December 7, 2001.

(4)
Programming represents UPC's programming in Poland, Wizja Sport, which was partly closed or disposed in December 2001.

(5)
Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom.

(6)
Intercompany eliminations are the eliminations of intercompany programming revenues.

(7)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(8)
UPC Media consists of UPC chello broadband internet–content business and UPC's content and programming business.

        UPC Distribution.     Revenue for UPC Distribution increased 61.3 million from 1,256.7 million for the year ended December 31, 2001 to 1,318.0 million for the year ended December 31 2002, a 4.9% increase. This movement is attributed to:

  •
  an increase of 3% in consolidated revenue generating units, or "RGU's", from 7,791,200 to 8,039,300;

  •
  an increase of 6.1% in the average monthly revenue per RGU from 12.70 to 13.48;

  •
  an increase in cable television and digital revenue of 33.5 million, due to improved average revenue per unit and a 0.9% increase in the number of consolidated video and digital subscribers from 6,699,900 to 6,759,500, an increase in telephony revenue of 30.4 million, due to improved average revenue per unit and a 1.8% increase in the number of consolidated telephony subscribers from 454,500 to 462,800;

  •
  an increase in internet revenue of 89.7 million, due to improved average revenue per unit and a 29.1% increase in the number of consolidated internet subscribers from 523,700 to 676,000;

  •
  a decrease in Germany revenue of 21.6 million, due to the deconsolidation of Germany effective August 1, 2002;

  •
  a decrease in DTH revenue of 54.3 million, due to the deconsolidation of UPC's DTH operations in Poland upon the merger with Canal+ Group effective December 7, 2001, and

  •
  a decrease in Other revenue of 13.2 million due to a reduction in the amount of services UPC Distribution provided to Priority Telecom in 2002;

        Priority Telecom.     Revenue for Priority Telecom decreased 111.3 million from 230.5 million for the year ended December 31, 2001 to 119.2 million for the year ended December 31, 2002. This movement is attributable to:

  •
  a decrease in revenue of 58.3 million, due to the closure of its international wholesale business, and to a lesser extent, the closure of operations in non-core countries;

  •
  a decrease in revenue of 53.0 million, as Priority Telecom no longer records interconnect recovery of expenses as revenue; and

  •
  revenue from continued operations grew but was negatively impacted by weak market conditions in the CLEC business.

        UPC Media.     Revenue for UPC Media decreased 11.2 million from 84.6 million for the year ended December 31, 2001 to 73.4 million for the year ended December 31, 2002. This movement is attributable to:

  •
  a decrease of 29.9 million in revenue of UPC Media due to a revision of the chello broadband affiliate agreement;

  •
  a decrease of 3.0 million in revenue due to the liquidation of Tara Television and closure of under performing thematic channels; and

  •
  an increase of 32.7% in subscribers, from 519,500 to 689,600 (including the Czech Republic).

        Corporate.     Revenue for Corporate, IT and Other decreased 3.7 million, from 4.2 million for the year ended December 31, 2001 to 0.5 million for the year ended December 31, 2002. This movement is attributable to:

  •
  a loss of management fees from Tevel, which filed for bankruptcy protection in Israel in March 2002; and

  •
  a reduction of management fees from our Melita operating company, in accordance with a recapitalization agreement reached in the second quarter of 2002.

        Intercompany eliminations.     Intercompany eliminations decreased by 82.3 million from 197.2 million for the year ended December 31, 2001 to 115.0 million for the year ended December 31, 2002.

        Priority Telecom received 68.9 million and 18.5 million switch and other revenue from UPC Distribution for the year ended December 31, 2001 and 2002, respectively, for Priority Telecom's services relating to UPC Distribution's residential customers. UPC Media received 72.7 million and 58.1 million from UPC Distribution for the year ended December 31, 2001 and 2002, respectively, for providing affiliated local operators with high speed internet connectivity, caching, local language broadband portals and marketing support. The services and fees charged under the franchise agreements have changed in 2002 so that among other things, chello broadband's revenue fee per subscriber has been reduced, mainly as a consequence of less services to UPC Distribution. UPC Distribution received 55.7 million and 38.4 million in revenue from Priority Telecom primarily for the provision of network related services, for the year ended December 31, 2001 and 2002, respectively.

2001 compared to 2000

        Revenue increased 377.9 million, or 37.8%, from 1,000.8 million for the year ended December 31, 2000 to 1,378.8 million for the year ended December 31, 2001. The revenue increase is primarily due to organic subscriber growth and increases in average revenue per subscriber in our Triple Play business. The following table provides revenue detail for our operating segments.

	Revenue
	Year Ended December 31,		2001 over 2000
	2001	2000	Change	% Change
	(In thousands of Euros)
Total Triple Play Distribution(1)	1,067,244	829,147	238,097	28.7%
Germany(2)	51,260	12,031	39,229	326.1%
DTH(3)	84,534	58,448	26,086	44.6%
Programming(4)	82,194	61,657	20,537	33.3%
Other(5)	50,415	3,788	46,627	1,230.9%
Intercompany Eliminations(6)	(78,963)	(59,887)	(19,076)	31.9%

Total Distribution	1,256,684	905,184	351,500	38.8%
Priority Telecom(7)	230,485	88,061	142,424	161.7%
UPC Media(8)	84,610	41,545	43,065	103.7%
Corporate, IT & Other	4,228	3,662	566	15.5%
Intercompany Eliminations	(197,243)	(37,627)	(159,616)	424.2%

Total	1,378,764	1,000,825	377,939	37.8%

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers offered on an standalone basis or as a bundle.

(2)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany, Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.

(3)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group, effective December 7, 2001.

(4)
Programming represents UPC's programming in Poland, Wizja Sport, which was closed or disposed in December 2001.

(5)
Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom.

(7)
Intercompany eliminations are the eliminations of intercompany programming revenues.

(6)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(7)
UPC Media consists of UPC chello broadband internet–content business and UPC's content and programming business.

        Revenue for UPC Distribution increased 351.5 million to 1,256.7 million, from 905.2 million for the year ended December 31, 2001, a 38.8% increase. This movement is attributed to:

  •
  an increase of 6% in consolidated RGUs, from 7,331,800 to 7,791,200;

  •
  an increase of 11.0% in the average monthly revenue per RGU from 10.95 to 12.70;

  •
  an increase in cable television revenue of 83.2 million, due to a combination of organic subscriber growth, increase in average revenue per subscriber and new revenue from UPC's acquisition of the K&T Group in The Netherlands, which we included in our consolidated results effective March 31, 2000;

  •
  an increase in telephony revenue of 59.8 million, primarily due to a 27.0% increase in the number of consolidated telephone subscribers from 357,900 at the end of 2000 to 454,500 at the end of 2001;

  •
  an increase in internet revenue of 95.1 million, due to a combination of a 52.6% increase in the number of consolidated internet subscribers from 343,200 at the end of 2000 to 523,700 at the end of 2001, increase in average revenue per subscriber and the launch of internet services in Poland, Hungary and the Czech Republic in the second half of 2000;

  •
  an increase in revenue from Germany of 39.2 million, due to the acquisition of EWT/TSS, which we included in our consolidated results effective October 1, 2000. EWT/TSS was deconsolidated effective August 1, 2002;

  •
  the launch of DTH services in Hungary, the Czech Republic and the Slovak Republic in the second half of 2000; and

  •
  an increase in Other revenue of 46.6 million primarily due to revenue recognized for the provision of network related services to Priority Telecom.

        Priority Telecom.     Revenue for Priority Telecom increased 142.4 million from 88.1 million for the year ended December 31, 2000 to 230.5 million for the year ended December 31, 2001. This movement is attributable to:

  •
  primarily the acquisition of Cignal in November 2000; and

  •
  to a lesser extent the growth in the core business, where focus was on targeting medium and larger sized business customers with a bundled offering and the establishment of new trading relationships with UPC Distribution.

        UPC Media.     Revenue for UPC Media increased 43.1 million from 41.5 million for the year ended December 31, 2000 to 84.6 million for the year ended December 31, 2001. This movement is attributable to:

  •
  an increase of 53.7% in the number of chello subscribers from 338,000 at the end of 2000 to 519,500 at the end of 2001.

        Corporate.     Revenue for Corporate, IT and Other increased 0.6 million, from 3.6 million for the year ended December 31, 2000 to 4.2 for the year ended December 31, 2001. This slight increase is attributable to increased management revenue from our minority investments.

        Intercompany eliminations.     Intercompany eliminations increased 159.6 million from 37.6 million for the year ended December 31, 2000 to 197.2 million for the year ended December 31, 2001. The intercompany elimination of 197.2 million for the year ended December 31, 2001, related to inter-divisional revenue that was received by Priority Telecom, UPC Media, and UPC Distribution. Priority Telecom received 68.9 million of switch and interconnect revenue from UPC Distribution for Priority Telecom's services relating to UPC Distribution's residential customers. UPC Media received 72.7 million from UPC Distribution of which 66.2 million and 6.5 million relates to chello broadband and UPCtv, respectively. UPC Distribution received 55.7 million in revenue from Priority Telecom, primarily related to revenue recognized for the provision of network related services.

Operating Expenses

        Operating expenses include direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, programming, content and franchise fees. For 2001 operating expenses included stock based compensation. The following table shows the operating expenses for years ended December 31, 2002 and December 31, 2001.

	Operating Expenses
			2002 over 2001
	Year Ended December 31,
				% Change
	2002	2001	Change
	(In thousands of Euros)
Distribution excluding Germany	675,621	744,745	(69,124)	-9.3%
Germany	12,871	21,274	(8,403)	-39.5%

Total Distribution	688,492	766,019	(77,527)	-10.1%
Priority Telecom(1)	92,157	232,218	(140,061)	-60.3%
UPC Media(2)	42,744	115,300	(72,556)	-62.9%
Corporate, IT & Other	13,151	4,706	8,445	179.5%
Stock based compensation	–	(1,144)	1,144	100.0%
Intercompany Eliminations	(101,761)	(185,282)	83,521	-45.1%

Total	734,783	931,817	(197,034)	-21.1%

(1)
Priority Telecom represents our CLEC business and provides telephone and data network solutions to the business market.

(2)
UPC Media consists of our chello broadband internet–content business and programming business.

2002 compared to 2001

        Operating expenses decreased 197.0 million, or 21.1%, from 931.8 million for the year ended December 31, 2001 to 734.8 million for the year ended December 31, 2002. This decrease was due to:

  •
  a decrease of 69.1 million in UPC Distribution's operating expenses due to a number of factors including the disposal of the Polish DTH business, the closure and/or disposal of the Central European sports channels, and improved operational cost control through restructuring activities and other initiatives;

  •
  a decrease of 140.1 million in Priority Telecom's operating expenses primarily due to the closure of international wholesale business, stringent cost controls being applied and improvements in interconnect sale agreements;

  •
  a decrease of 72.6 million in UPC Media's operating expenses primarily due to focussed cost control measures being introduced, a change in affiliate agreements and the closure of channels; and

  •
  an increase of 8.5 million in Corporate, IT and Other's operating expenses primarily due a change in the improved allocation of corporate costs between operating expenses and selling, general and administrative expenses in 2002. The 8.5 million increase in operating expenses is fully offset by the 27.7 million decrease in selling, general and administrative expenses.

2001 compared to 2000

        Operating expenses increased 216.9 million, or 30. 3%, from 714.9 million for the year ended December 31, 2000 to 931.8 million for the year ended December 31, 2001. This increase was primarily due to the net effect of:

  •
  an increase in Priority Telecom's direct costs as a result of the acquisition of Cignal; and

  •
  a decrease in UPC Media's expenses as a result of better rates negotiated for capacity contracts and capacity vendors, as a result of the overall decrease in cost of capacity in the market in 2001.

Selling, General & Adminstrative Expenses

        Selling, general and administrative expenses ("SG&A expenses") include costs relating to human resources, IT, general services, management, finance, legal, and marketing. SG&Aexpenses include stock-based compensation and retention bonuses.

2002 compared to 2001

	Selling, General & Administrative expenses
	Year Ended December 31,		2002 over 2001
				% Change
	2002	2001	Change
	(In thousands of Euros)
Distribution excluding Germany	234,820	331,784	(96,964)	-29.2%
Germany	3,641	5,124	(1,483)	-28.9%

Total Distribution	238,461	336,908	(98,447)	-29.2%
Priority Telecom(1)	30,989	87,596	(56,607)	-64.6%
UPC Media(2)	35,730	81,981	(46,251)	-56.4%
Corporate, IT & Other	85,324	113,065	(27,741)	-24.5%
Stock based compensation	22,223	5,498	16,725	-304.2%
Intercompany Eliminations	(13,219)	(11,962)	(1,257)	10.5%

Total	399,508	613,086	(213,578)	-34.8%

(1)
Priority Telecom represents our CLEC business and provides telephone and data network solutions to the business market.

(2)
UPC Media consists of our chello broadband internet–content business and our content and programming business.

        SG&A expenses decreased 213.6 million, or 34.8%, from 613.1 million for the year ended December 31, 2001 to 399.5 million for the year ended December 31, 2002. This decrease was due to:

  •
  a decrease of 97.0 million in UPC Distribution's SG&A expenses due to a combination of headcount reductions and other organizational initiatives to reduce costs;

  •
  a decrease of 56.6 million in Priority Telecom's SG&A expenses primarily due to stringent cost controls and a rationalization program that resulted in significant reductions in personnel related expenses;

  •
  a decrease of 46.3 million in UPC Media's SG&Aexpenses primarily due to cost savings across our expense lines due to stringent cost controls

  •
  a decrease of 27.7 million in Corporate, IT and Other's SG&A expenses partially offset by the 8.5 million increase in operating expenses. The overall decrease is primarily due to organizational initiatives to reduce costs; and

  •
  an increase of 16.7 million in stock based compensation expense, compared to 2001 when a compensation credit of (22.4) million was recorded on our phantom option plan.

2001 compared to 2000

        SG&A expenses increased 44.0 million, or 7.7%, from 569.1 million for the year ended December 31, 2000 to 613.1 million for the year ended December 31, 2001. This movement is primarily attributed to the net effect of:

  •
  an increase of 84.3 million in stock-based compensation expenses. For the year ended December 31, 2000, stock based compensation was a gain of 80.0 million; this was as a result of variable plan accounting on our phantom option plan, as our stock price decreased compared to the 1999 stock price. For the year ended December 31, 2001, stock based compensation expense was an expense of 4.4 million; and

  •
  a decrease in marketing expenses.

Adjusted EBITDA

        Adjusted EBITDA is not a generally accepted accounting principle, or "U.S. GAAP" measure. Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges, and impairment and restructuring charges. Adjusted EBITDA is one of the primary measures used by our chief decision makers to measure our operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by our chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of us compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. Our calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted EBITDA as an alternative to GAAP measure of income as a measure of performance, or to cash flows from operating investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of our subsidiaries' stock option and phantom stock option plans.

2002 compared to 2001

        Adjusted EBITDA increased 445.8 million, during the year ended December 31, 2002, primarily due to cost cutting, cost control and organizational rationalization across all our operating segments. The following table provides Adjusted EBITDA detail for our operating segments.

	Adjusted EBITDA
	Year Ended December 31,		2002 over 2001
				% Change
	2002	2001	Change
	(In thousands of Euros)
Total Triple Play Distribution(1)	346,443	168,423	178,020	105.7%
Germany(2)	13,180	24,861	(11,681)	-47.0%
DTH(3)	(3,910)	(9,032)	5,122	56.7%
Programming(4)	–	(39,021)	39,021	100.0%
Other(5)	35,344	8,526	26,818	314.5%

Total Distribution	391,057	153,757	237,300	154.3%
Priority Telecom(6)	(3,996)	(89,329)	85,333	95.5%
UPC Media(7)	(5,090)	(112,671)	107,581	95.5%
Corporate, IT & Other	(97,983)	(113,543)	15,560	13.7%

Total	283,988	(161,786)	445,774	275.5%

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers offered on an standalone basis or as a bundle.

(2)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany, Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.

(3)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group, effective December 7, 2001.

(4)
Programming represents UPC's programming in Poland, Wizja Sport, which was closed or disposed in December 2001.

(5)
Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom.

(6)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(7)
UPC Media consists of UPC chello broadband internet–content business and UPC's content and programming business.

        UPC Distribution.     Adjusted EBITDA for UPC Distribution increased 237.3 million to 391.1 million, from 153.8 million for the year ended December 31, 2001, a 154.3% increase. This movement is attributed to:

  •
  successfully driving higher service penetration in existing customers, leading to lower costs and increased average revenue per unit;

  •
  improved gross margins brought about by continued negotiations with major vendors;

  •
  cost reduction and control through continued improvements in processes and systems together with significant organizational rationalization; and

  •
  closure and/or disposal of unprofitable businesses.

        Priority Telecom.     Adjusted EBITDA for Priority Telecom improved by 85.3 million from negative 89.3 million for the year ended December 31, 2001 to negative 4.0 million for the year ended December 31, 2002. This movement is attributable to:

  •
  termination of non-profitable business lines (the international wholesale voice and data business);

  •
  the cessation of operations in non-profitable countries; and

  •
  strong cost control procedures that have been put into place to reduce operating expenses.

        UPC Media.     Adjusted EBITDA for UPC Media improved by 107.6 million from negative 112.7 million for the year ended December 31, 2001 to negative 5.1 million for the year ended December 31, 2002. This movement is attributable to:

  •
  the continued focus on profitable revenue growth, stringent cost control and cost reduction across all expense lines within the UPC Media division and closure of channels; and

  •
  the transfer of the operating expenses associated with the provision of broadband internet access services to UPC Distribution in December 2001.

        Corporate.     Adjusted EBITDA for Corporate, IT and Other improved by 15.6 million, from negative 113.5 million for the year ended December 31, 2001 to 98.0 million for the year ended December 31, 2002. This movement is attributable to:

  •
  managed cost reduction across all corporate overhead areas.

2001 compared to 2000

        Adjusted EBITDA increased 201.4 million, or 55.5%, during the year ended December 31, 2001, primarily due to cost cutting, cost control, and improved margins. The following table provides Adjusted EBITDA detail for our operating segments.

	Adjusted EBITDA
	Year Ended December 31,		2001 over 2000
	2001	2000	Change	% Change
	(In thousands of Euros)
Total Triple Play Distribution(1)	168,423	72,956	95,467	130.9%
Germany(2)	24,861	5,270	19,591	371.7%
DTH(3)	(9,032)	(19,455)	10,423	53.6%
Programming(4)	(39,021)	(52,670)	13,649	25.9%
Other(5)	8,526	(9,715)	18,241	187.8%

Total Distribution	153,757	(3,614)	157,371	4,354.5%
Priority Telecom(6)	(89,329)	(41,062)	(48,267)	-117.5%
UPC Media(7)	(112,671)	(190,270)	77,599	40.8%
Corporate, IT & Other	(113,543)	(128,251)	14,708	11.5%

Total	(161,786)	(363,197)	201,411	55.5%

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers offered on an standalone basis or as a bundle.

(2)
As a result of the transfer of 22.3% of UPC's interest in UPC Germany, Germany was deconsolidated effective August 1, 2002 and is shown below Triple Play Distribution.

(3)
UPC's DTH operations in Poland were deconsolidated upon the merger with Canal+ Group, effective December 7, 2001.

(4)
Programming represents UPC's programming in Poland, Wizja Sport, which was closed or disposed in December 2001.

(5)
Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom.

(6)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(7)
UPC Media consists of UPC chello broadband internet–content business and UPC's content and programming business.

        UPC Distribution.     Adjusted EBITDA for UPC Distribution increased 157.4 million to 153.8 million, from negative 3.6 million for the year ended December 31, 2000. This movement is attributed to a combination of increasing revenues and improving operating margins.

        Priority Telecom.     Adjusted EBITDA for Priority Telecom decreased 48.2 million from negative 41.1 million for the year ended December 31, 2000 to negative 89.3 million for the year ended December 31, 2001. This movement is attributable to:

  •
  the acquisition of Cignal and the negative impact on operating costs and margins; and

  •
  increased development and marketing costs for the launch of products within its markets that were carved out from existing operations in The Netherlands, Austria, Norway and Sweden.

        UPC Media.     Adjusted EBITDA for UPC Media increased 77.6 million from negative 190.3 million for the year ended December 31, 2000 to negative 112.7 million for the year ended December 31, 2001. This movement is attributable to:

  •
  cost control; and

  •
  lower marketing, start-up and development costs.

        Corporate.     Adjusted EBITDA for Corporate, IT and Other improved 14.7 million, from negative 128.3 million for the year ended December 31, 2000 to a negative 113.5 million for the year ended December 31, 2001. This movement is attributable to:

  •
  cost control; and

  •
  lower start-up and development costs.

        The following is a reconciliation of our Adjusted EBITDA to our net loss before income taxes and other items for the years ended December 31, 2002, 2001 and 2000.

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Adjusted EBITDA	283,988	(161,786)	(363,197)
Depreciation and amortization	(709,600)	(1,097,822)	(718,669)
Impairment and restructuring charges	(420,736)	(1,687,948)	–
Stock-based compensation	(22,223)	(4,354)	79,995

Net operating loss	(868,571)	(2,951,909)	(1,001,871)
Interest income	28,351	49,655	44,345
Interest expense	(888,460)	(919,570)	(753,231)
Provision for loss on investments	(7,957)	(375,923)	–
Gain (loss) on sale of assets	(29,587)	(468,306)	(3,482)
Foreign exchange gain (loss) and other income (expense), net	657,817	(172,437)	(177,803)

Net loss before income taxes and other items	(1,108,407)	(4,838,490)	(1,892,042)

Depreciation and Amortization

        During the year ended December 31, 2002, our depreciation and amortization expense decreased 388.2 million to 709.6 million from 1097.8 million for the year ended December 31, 2001, a 35.4% decrease. This was mainly due to the adoption SFAS 142, as we ceased amortizing goodwill, effective January 1, 2002.

        During the year ended December 31, 2001, our depreciation and amortization expense increased 379.2 million to 1097.8 million from 718.7 million for the year ended December 31, 2000, a 52.8% increase. Of this increase, 74.4 million relates to increased amortization expense for goodwill created in connection with acquisitions completed during 2000.

Impairment and Restructuring Charges

        During the year ended December 31, 2002, we recorded impairment and restructuring charges of 420.7 million compared to 1,688.0 million in the year ended December 31, 2001.

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

        The following table summarizes these costs by type and related segment of the business. Additionally, the actual cash paid during 2002 and remaining liability is included.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination Costs	Asset Disposal Losses and Other Costs	Impairment Charges	Total Impairment and Restructuring Charges
	(In thousands of Euros)
UPC Distribution	39,402	14,065	35,134	42,478	766,707	897,786
Priority Telecom	8,793	3,985	12,922	–	469,946	495,646
UPC Media	2,430	–	57,020	10,687	–	70,137
Corporate	2,090	262	–	–	222,027	224,379

Total impairment and restructuring charges 2001	52,715	18,312	105,076	53,165	1,458,680	1,687,948

Cash paid during 2001	(15,159)	(7,172)	(16,639)	(3,700)	–	(42,670)
Non-cash impairment charges	–	–	13,615	(33,237)	(1,458,680)	(1,478,302)

Impairment and restructuring liability, December 31, 2001.	37,556	11,140	102,052	16,228	–	166,976

UPC Distribution	4,474	7,525	624	1,033	71,878	85,534
Priority Telecom	3,800	–	(14,868)	2,624	342,892	334,448
UPC Media	3,631	–	(16,963)	4,986	5,264	(3,082)
Corporate	1,924	–	–	5,638	(3,726)	3,836

Total impairment and restructuring charges 2002	13,829	7,525	(31,207)	14,281	416,308	420,736

Cash paid during 2002	(32,008)	(7,716)	(19,641)	(8,550)	–	(67,915)
Non-cash movement of restructuring liability	(832)	2,601	(16,020)	(17,764)	(416,308)	(448,323)

Impairment and restructuring liability, December 31, 2002.	18,545	13,550	35,184	4,195	–	71,474

Short-term portion impairment and restructuring liability	10,713	8,775	2,434	4,116	–	26,038
Long-term portion impairment and restructuring liability	7,832	4,775	32,750	79	–	45,436

Impairment and restructuring liability, December 31, 2002.	18,545	13,550	35,184	4,195	–	71,474

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

        Asset disposal losses and other costs.     These amounts relate to costs associated with asset disposal.

        Impairment charges.     Included in "impairment charges" are charges recognized in accordance with our policy on recoverability of tangible and intangible assets, as described in Note 3 "Summary of Significant Accounting Policies" of our consolidated financial statements, as well as certain other write-downs. The primary components of this amount can be detailed as follows:

UPC Distribution

        As discussed in Note 3 "Summary of Significant Accounting Policies" to our consolidated statements for the year ended December 31, 2002, we adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. Based on an annual impairment test, we recorded an impairment charge of 17.5 million on our net goodwill in Romania. In addition, we have written off obsolete inventory and other tangible assets in the Netherlands, Norway, France, Poland, Slovak and Czech amounting approximately 54.4 million.

Priority Telecom

        As discussed in Note 3 "Summary of Significant Accounting Policies" to our consolidated statements for the year ended December 31, 2002,, we adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. Based on an annual impairment test, we recorded an impairment charge of 332.2 million on our net goodwill in Priority Telecom. In addition, we have written off tangible assets amounting approximately 10.7 million. The remaining impairment relates to a release of previous impairment charge.

Corporate

        During 2002, we incurred impairment and restructuring charges. Such charges have arisen as a result of our contemplated debt restructuring and a rationalization of our investments.

        The following table summarizes the number of employees terminated as of December 31, 2002 and to be terminated during 2003 in accordance with the restructuring by both division and function:

	Total Number of Employees Terminated in 2002	Remaining Number of Employees to be Terminated, as of December 31, 2002
Division:
UPC Distribution	873	45
Priority Telecom	23	–
UPC Media	86	–
Corporate	4	–

Total	986	45

Function:
Programming	1	–
Network Operations	498	5
Customer Operations	112	–
Customer Care	92	25
Billing and Collection	4	–
Customer Acquisition and Marketing	164	4
Administration	115	11

Total	986	45

Interest Income

        During the year ended December 31, 2002, interest income decreased 21.3 million to 28.4 million from 49.7 million, a 42.9% decrease. The decrease primarily resulted from decreased cash balances.

        During the year ended December 31, 2001, interest income increased 5.3 million to 49.7 million from 44.3 million, a 12.0% increase. The increase primarily resulted from increased cash balances as a result of our placement of the Exchangeable Loan of 1.0 billion.

Interest Expense

        During the year ended December 31, 2002, interest expense, including interest expense related party, decreased 31.1 million to 888.5 million, from 919.6 million during the year ended December 31, 2001, a 3.4% decrease. This decrease was primarily due to the cessation of accreting on our senior discount notes on December 3, 2002, when we filed a petition of relief under Chapter 11 of the U.S. Bankruptcy Code.

        During the year ended December 31, 2001, interest expense, including interest expense related party, increased 166.3 million to 919.6 million, from 753.2 million during the year ended December 31, 2001, a

22.1% increase. This increase was primarily due to our placement of the Exchangeable Loan of 1.0 billion in May 2001 and additional drawings under the UPC Distribution Facility.

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Cash Current Pay:
Bank	(266,534)	(287,335)	(169,218)
Senior Notes	(270,337)	(284,194)	(282,484)
Redeemed DIC Loan	–	–	(16,889)
Other	–	–	(18,869)

	(536,871)	(571,529)	(487,460)
Non-Cash Accretion:
Senior Discount Notes	(270,426)	(276,512)	(227,600)
Exchangeable Loan	(53,658)	(34,119)	–
New DIC Loan	–	–	(892)
Deferred Financing and Other	(27,505)	(37,410)	(37,279)

	(351,599)	(348,041)	(265,771)

Total Interest Expense	(888,460)	(919,570)	(753,231)

        In the first quarter of 2002, we commenced discussions with holders of our senior notes and senior discount notes, as well as with United, our parent, as holder of the Exchangeable Loan and such notes, aimed at reaching an agreement on restructuring of such indebtedness, including the reduction or elimination of such indebtedness. The recapitalization process is expected to be completed during 2003. If there is completion of the recapitalization, our senior notes, senior discount notes and other claims against it would be exchanged for equity in New UPC, resulting in substantial reduction in our future cash and non-cash interest expenses.

Provision for Loss on Investments

        We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" ("SAB 59"). Under APB 18, a loss in value of an investment accounted for under the equity method, which is other than a temporary decline, should be recognized as a realized loss, establishing a new carrying value for the investment. Factors we consider in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and the intent and our ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. Based on our analyses of specific quantitative and qualitative factors, we determined the decline in market value of Xtra Music and our investment in the wireless industry to be other than temporary, and as a result we primarily recorded a write-down of our investments in Xtra Music and other investments activities, amounting to 3.6 million and 4.4 million, respectively, for the year ended December 31, 2002. For the year ended December 31, 2001, we determined the decline in market value of SBS and PrimaCom to be other than temporary, and as a result we recorded a write-down of our investments in SBS and PrimaCom, amounting to 114.6 million and 261.3 million, respectively, for the year ended December 31, 2001.

Loss on Sale of Assets and Subsidiaries

        The 29.6 million loss in 2002 consisted of a loss of 18.0 million we incurred on the transfer of 932,200 of Priority Telecom's ordinary shares to a third party in settlement of consultancy services and 11.6 million of other losses.

        In December 2001, we and Canal+ merged our respective Polish DTH satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska contributed its Polish and United Kingdom DTH assets to TKP, a Polish subsidiary of Canal+, and placed 30.0 million cash in an escrow account, which was used to fund TKP with a loan of 30.0 million in the first quarter 2002. In return, UPC Polska received a 25.0% ownership interest in TKP and 150.0 million in cash. TKP is managed and controlled by Canal+, which owns 75.0% in TKP. UPC Polska's investment in the merged companies was recorded at fair value as of the date of the transaction, resulting in a loss on sale of assets of 465.5 million upon consummation of the merger. The loss on sale of the assets consists of the value of disposed DTH assets of 203.1 million, impairment of programming goodwill of 236.4 million and other expense, like professional fees and expenses in relation to the restructuring of programming agreements, of 26.0 million.

Foreign Exchange Gain (Loss) and Other Expense

        Foreign exchange gain (loss) and other expense reflect a gain of 657.8 million for year ended December 31, 2002 as compared to a loss of 172.4 million for the same period in 2001. The gain during 2002 was primarily a result of a significant foreign exchange gain on our dollar denominated senior notes as the euro strengthened against the U.S. dollar.

        Foreign exchange gain (loss) and other expense reflected a loss of 172.4 million for year ended December 31, 2001 as compared to a loss of 177.8 million for the same period in 2000. The loss during 2001 was primarily a result of a loss on our derivative assets, and to a lesser extent foreign exchange losses.

Share in Results of Affiliated Companies, Net

        For the year ended December 31, 2002, our share in net losses of affiliated companies decreased to 33.9 million from 186.0 million for the year ended December 31, 2001, a 81.8% decrease. The decrease relates to the implementation of SFAS 142, as we did not record amortization of excess basis on our equity investments and we did not record any losses on Tevel as we have completely written off our investment in Tevel in 2001. We only recorded losses on PrimaCom during the first half-year, as we had completely written off our investment in PrimaCom at June 30, 2002. Our losses in SBS decreased during 2002 as SBS showed improved financial results compared to 2001.

        For the year ended December 31, 2001, our share in net losses of affiliated companies increased to 186.0 million from 116.7 million for the year ended December 31, 2000, a 59.4% increase. The increase was primarily due to increased losses from PrimaCom, SBS and Tevel for the year ended December 31, 2000.

Reorganization Expenses, Net

        In connection with the Chapter 11 Case, we are required to prepare our consolidated financial statements as of December 31, 2002, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of our pre-petition liabilities that are subject to compromise under the proposed Plan are segregated in our consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities and the convertible preferred stock are recorded at the amounts expected to be allowed as claims in the Chapter 11 Case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Plan. The reorganization expenses include deferred financing costs of 59.9 million, professional fees of 36.1 million and retention bonuses of 1.2 million.

Minority Interest in Subsidiaries

        Minority interest in subsidiaries decreased 515.2 million from 543.1 million for the year ended December 31, 2001, to 27.9 million for the year ended December 31, 2002.

        For the year ended December 31, 2002 the main subsidiary in which third parties have a minority share that recorded a significant loss was Priority Telecom. Consequently, the 2002 minority interest in subsidiaries mainly relates to the minority share in losses of Priority Telecom of 26.7 million.

        The minority interest in subsidiaries for the year ended December 31, 2001 mainly related to minority shares in losses of UPC Germany of 428.0 million and Priority Telecom of 114.7 million.

Extraordinary Gain

        The extraordinary gain of 471.7 million for the twelve months period ended December 31, 2002, in part relates to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts of 124.5 million recognized during the first three months of 2002 and an extraordinary gain of 347.2 million associated with the unwinding of certain swap agreements, recognized during the three months ended June 30, 2002.

        On February 1, 2002, we amended certain swap agreements with a bank effective as of January 31, 2002. We entered into swap agreements in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to us under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us, the bank was to deliver to us approximately 400 million in aggregate principal amount of our senior notes and senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to us 353.2 million in aggregate principal amount of our senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

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

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2002, we adopted SFAS 142, which establishes that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The adoption of SFAS 142 on January 1, 2002, resulted in a cumulative decrease to income of 1,498.9 million and a cumulative decrease to net goodwill of 1,498.9 million.

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
  •
  operating cash flow.

        In general, we have been primarily dependent on the capital markets in the past to fund acquisitions, developing systems and products and corporate overhead, using the cash contributed by United Europe, Inc. upon formation and debt and equity raised at the holding company levels for such purposes. However, going forward we may not be able to access the capital markets as a source of capital. Our current plans do not anticipate such access, although we might access such markets if we were able and the terms of such financing were acceptable to us.

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

        In 2003 and thereafter, we anticipate that the sources of capital possibly available to us will include working capital and operating cash flows, proceeds from the disposal of non-core investments, and further internal reorganization and alignment of businesses, draw downs under the UPC Distribution Bank Facility (if our recapitalization is successful) and vendor financing. We do not anticipate access to the capital markets as a source of funding unless we are able to restructure our existing indebtedness. If we are able to complete our planned recapitalization satisfactorily and are able to implement a rationalization of our non-core investments and improve our operating performance, we believe that our existing cash balances, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. However, during the period in which we are implementing our recapitialization plan, we have a draw down limitation of 100 million under the UPC Distribution Bank Facility, 65 million of which has already been drawn down as of March 31, 2003. Drawings under the limitation are subject to certain conditions. Should our planned debt restructuring, further internal reorganization and alignment of businesses and the investment rationalization program be unsuccessful, or should our planned recapitalization be unsuccessful and our operating results fall behind our current business plan, there is uncertainty whether we will have sufficient funds to meet our planned capital expenditures and/or existing debt commitments and it is doubtful we would be able to continue as a going concern.

Liquidity Requirements

        As a result of our failure to pay interest when due on certain of our senior notes, the maturity of those notes, our senior discount notes, the Exchangeable Loan and the UPC Distribution Facility may be accelerated at any time, subject, in the case of the Exchangeable Loan, and the UPC Distribution Facility to conditional waivers granted by the holders of such indebtedness. Consequently, all such indebtedness has been classified as current portion of long-term debt.

        The table below shows the maturity dates of our future obligations, based on the classification of our defaulted indebtedness as current portion of long-term debt.

	Payments due by Period
Contractual Obligations	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
	(In thousands of Euros)
Short term debt	58,363	–	–	–	58,363
Long term debt	8,255,648	17,198	9,896	400,350	8,683,092
Operating leases	47,298	64,463	41,116	41,662	194,539
Programming and satellite commitments	45,710	86,372	20,052	61,868	214,002
Purchase commitments	50,447	17,198	18,167	2,788	88,600

Total contractual cash	8,457,466	185,231	89,231	506,668	9,238,596

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

Consolidated Capital Expenditures

        Since 1995, we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction. At the end of 2001, we completed a strategic review of the business, which resulted in a reduced capital expenditure program for 2002, as we focused on increasing penetration of new services in our existing upgraded footprint and efficient deployment of capital on a limited basis, aimed at causing product deployment to result in positive net present values.

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

        For the year 2003, we plan a further reduction on capital expenditures. Customer premise equipment ("CPE") costs decreased in 2002 and are expected to decrease further based on current prices, which are negotiated centrally, and continue to decrease as market rates for such equipment continue to fall. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval.

        We expect that network and upgrade capital expenditure will also see a significant reduction as we plan to limit additional network investment primarily to that needed to cover maintenance and costs necessary to support expansion of services. We expect our existing network to largely cope with the anticipated increase in traffic. In addition, we plan to limit new build expenditures primarily to these areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced.

        We monitor the financial risk of our trade counter parties. Subject to a materiality test, new vendors go through a credit check before a contract is awarded. Periodical financial analyses are made of a group of vendors that provide material proprietary services or products. As of December 31, 2002, our portfolio of these vendors as a whole is acceptable.

Amsterdam Exchange–Negative Equity

        As of December 31, 2001 we had negative shareholders' equity. Upon occurrence of the event, we promptly reported this deficit to the Euronext. As a result of our continuing negative shareholders' equity, Euronext put the UPC Ordinary Shares A on the so-called "penalty bench" (strafbankje) and, on February 14, 2002, removed the UPC Ordinary Shares A from the Amsterdam Exchange Index ("AEX Index") after a three month notice period until such time as we returned to positive shareholder's equity. This did not, however, result in a delisting of our shares, which are still freely tradable. In accordance with article 108A, book 2 of the Dutch Civil Code, we addressed the issue of negative equity at our 2002 general shareholders' meeting.

        If the restructuring is successfully completed, New UPC will hold over 99% of our outstanding Ordinary Shares (including the UPC Ordinary Shares A). In such event, we intend to seek approval from Euronext for the termination of the listing of our Ordinary Shares A on Euronext.

        We intend to seek to delist our Ordinary Shares A from Euronext upon successful completion of the restructuring. If Euronext denies our application to delist our Ordinary Shares A from Euronext upon successful completion of the restructuring, a trading market for our Ordinary Shares A will continue to exist following completion of the restructuring. However, in that case, we do not expect that there will be active trading in our Ordinary Shares A on Euronext following the restructuring.

        If the restructuring is consummated in the manner contemplated by the Plan, the Akkoord and the Dutch Implementing Offer, New UPC will have various mechanisms available under Dutch law to require the holders of our Ordinary Shares A to accept a cash payment in relinquishment of our Ordinary Shares A. Therefore, if a non-U.S. holder of our Ordinary Shares A fails to receive shares of New UPC common stock for its UPC Ordinary Shares A under the Plan and fails to participate in the Dutch Implementing Offer, such holder would be required to accept cash for its UPC Ordinary Shares A after the restructuring if New UPC decides to proceed with a "squeeze out" of the non-New UPC holders of our Ordinary Shares A. No assurance can be given as to the amount of cash such a holder would receive from New UPC for it UPC Ordinary Shares A. However, such amount of cash may be less than the value of the shares of New UPC common stock such holder would have received if it had received shares of New UPC common stock under either the Plan or the Dutch Implementing Offer.

Nasdaq National Market Listing Requirements

        Our ordinary shares were traded in the form of American Depositary Shares ("ADSs") on the NASDAQ National Market under the symbol "UPCOY." NASDAQ has traditionally maintained certain rules regarding bid prices for continued listing on the market. Following our third quarter results announcement on November 14, 2001 and as a result of reporting negative shareholders equity we were informed, through a notification from NASDAQ, that we would be delisted on May 15, 2002, if the stock did not trade for 10 consecutive trading days above USD 3.00 during a 90 day, beginning February 15, 2002.

        Our Ordinary Shares A (in the form of UPC ADSs) were delisted from NASDAQ on May 23, 2002 as a result of our inability to continue to comply with the minimum bid price requirements for listing. Since delisting our ADSs have traded in the United States on the Over The Counter Bulletin Board under the ticker symbol UPCOY. Following completion of our restructuring, we do not intend to apply for a relisting of our ADSs on NASDAQ or a listing of our ADSs or our Ordinary Shares A on any securities exchange in the United States and our ADSs programme will be cancelled.

        In our restructuring agreement, New UPC has agreed to use its commercially reasonable efforts to list the shares of New UPC common stock on the NASDAQ. To date, New UPC has applied for a NASDAQ listing and is confident to obtain a listing shortly after successful completion of the restructuring.

Statements of Cash Flows

        As of December 31, 2002 we had cash and cash equivalents of 255.1 million, a decrease of 599.9 million from 855.0 million as of December 31, 2001.

        We had cash and cash equivalents of 855.0 million as of December 31, 2001, a decrease of 735.2 million from 1,590.2 million as of December 31, 2000.

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Cash flows from operating activities	(287,774)	(889,303)	(495,397)
Cash flows from investing activities	(284,657)	(849,684)	(3,745,503)
Cash flows from financing activities	(18,540)	1,003,704	4,806,241
Effect of exchange rates on cash	(8,968)	54	(571)

Net increase (decrease) in cash and cash equivalents	(599,939)	(735,229)	564,770
Cash and cash equivalents at beginning of period	855,001	1,590,230	1,025,460

Cash and cash equivalents at end of period	255,062	855,001	1,590,230

For the Year ended December 31, 2002

        Principal sources of cash during the year ended December 31, 2002, included 43.5 million of proceeds from long- and short-term borrowings, and 33.5 million from investing activities.

        Principal uses of cash during the year ended December 31, 2002, included 287.8 million for operating activities, 62.0 million for repayment of long- and short-term debt facilities, 270.8 million of capital expenditures, and 47.3 million for other investing activities.

For the Year ended December 31, 2001

        Principal sources of cash during the year ended December 31, 2001, included 1,000.0 million of proceeds from borrowings under the 6% Exchangeable Loan, a draw down of 780.0 million under the UPC Distribution Bank Facility, proceeds of 89.1 million from other long- and short-term debt facilities, proceeds of 132.9 million from sale of affiliated companies, and proceeds of 1.8 million from issuance of shares.

        Principal uses of cash during the year ended December 31, 2001, included 889.3 million for operating activities, 897.2 million of capital expenditures, the repayment of 750.0 million on a UPC Bridge Facility, 103.1 million for repayment of various long- and short-term debt facilities, and 99.5 million for other financing and investing activities.

For the Year ended December 31, 2000

        Principal sources of cash during the year ended December 31, 2000, included:

  •
  gross proceeds of 1,594.2 million from our senior notes and senior discount notes offering January 2000;

  •
  proceeds of 1,423.1 million from the issuance convertible preference shares to a group of investors including UGC Holdings;

  •
  borrowings of 2,396.0 million under the UPC Distribution Bank Facility;

  •
  proceeds of 500.0 million from the new UPC NL Bridge Loan;

  •
  proceeds of 750.0 million from the new UPC Bridge Loan;

  •
  proceeds of 231.4 from the new A2000 Facility;

  •
  borrowings of 281.4 million under the UPC Senior Credit Facility;

  •
  borrowings of 227.4 million under the UPC Corporate Facility;

  •
  borrowings of 148.0 million under the new France Facility; and

  •
  and other proceeds from investing and financing activities of 107.8 million.

        Principal uses of cash during the year ended December 31, 2000, included 495.4 million for operating activities, 1,626.7 million for acquisitions, the repayment of various long- and short-term debt facilities of 2,677.4 million 1,772.6 million of capital expenditures, 318.4 million of investments in and advances to affiliated companies, 158.9 million of deferred financing costs, and 44.5 million was invested in securities.

Selected Quarterly Financial Data

        The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2002. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The amounts of net loss as shown below for the first, second and third quarters of 2001 have been restated to give effect for the value of a set-off provision included in certain of our derivative instruments. The revaluation of these derivative instruments increased the previously reported net loss for the first, second and third quarters of 2001 by approximately 37.0 million, 51.0 million and 147.0 million, respectively. The amount of net loss as shown below for the first quarter of 2002 has been restated to include the effect of adoption of SFAS 142 per January 1, 2002. The adoption of SFAS 142 per January 1, 2002, resulted in a cumulative decrease to income of 1,498.9 million and a cumulative decrease to net goodwill of 1,498.9 million per January 1, 2002. This has been reported as cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service & other revenue	346,312	358,917	340,872	349,955
Net operating loss	(128,551)	(132,972)	(115,551)	(491,497)
Net income/(loss)	(1,990,377)	566,501	(364,316)	(454,775)
Basic and diluted net income/(loss) per ordinary share	(4.57)	1.20	(0.82)	(1.39)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service & other revenue	333,448	357,493	342,444	345,379
Net operating loss	(307,049)	(615,751)	(346,160)	(1,682,949)
Net loss	(593,434)	(913,799)	(858,553)	(2,054,694)
Basic and diluted net loss per ordinary share	(1.41)	(2.14)	(2.01)	(4.63)

New Accounting Principles

        In November 2002, the Financial Accounting Standard Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34. ("FIN 45"). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, we must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We have adopted the disclosure requirements and are currently evaluating the potential impact, if any, the adoption of the remainder of FIN 45 will have on our financial position and results of operations.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities–an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. We are currently evaluating the potential impact, if any, the adoption of FIN 46 will have on our financial position and results of operations.

Matters Pertaining to Predecessor Auditors

        Our former independent public accountants, Arthur Andersen ("Arthur Andersen"), were indicted by the United States Department of Justice on federal obstruction of justice charges in early 2002, and ceased performing audits of public companies. The opinion of Arthur Andersen included in this annual report covers our financial statements as of and for the two years ended December 31, 2001. The opinion is a copy of the audit report previously issued by Arthur Andersen in connection with our Annual Report on Form 10-K for the year ended December 31, 2001. Such audit report has not been reissued. Our current independent public accountants, KPMG Accountants N.V. ("KPMG") were engaged by us to audit our financial statements as of and for the year ended December 31, 2002. At this time the SEC continues to accept financial statements audited by Arthur Andersen. Our access to the capital markets and our ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen. In such a case, we would promptly seek to engage KPMG to audit prior year results or take such other actions as may be necessary to enable us to maintain access to the capital markets.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

        As of December 31, 2002, we had cash and cash equivalents of approximately 255.1 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union). However, we do not expect any material losses with respect to our investment portfolio.

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

        The functional currency for our operations generally is the applicable local currency for each operating company. We have consolidated operations in countries outside of the European Monetary Union including Norway, Sweden, Poland, Hungary, Romania, Slovak Republic and Czech Republic. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into Euros result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of shareholders' equity. Transactions denominated in currencies other than the local currencies are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized, based on period-end translations, or realized upon settlement of the transactions.

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

        The table below provides information about UPC's and its consolidated subsidiaries' foreign currency risk for cash, which is denominated in foreign currencies outside of the European Monetary Union as of December 31, 2002. The information is presented in Euro equivalents, as the Euro is our reporting currency.

	Amount Outstanding as of December 31, 2002
	Book Value	Fair Value
	(In thousands of Euros)
Cash and Cash Equivalents
USD Cash	122,056	122,056

        We are risk averse towards foreign currency risk and therefore actively seek to manage our foreign currency risk by entering into hedge instruments where appropriate and available to us in the financial markets. We use cross currency swaps, currency deposits and forward contracts to hedge the exposure. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We have consistently managed our foreign currency risk through the use of these instruments.

        For descriptions of our senior notes, senior discount notes and the Exchangeable Loan we refer to Note 9 of our audited consolidated financial statements. The interest rates of the notes are included in the interest rate sensitivity tables to which we refer.

        The table below provides information about our consolidated subsidiaries' foreign currency exchange risk for debt which is denominated in foreign currencies outside of the European Monetary Union as of December 31, 2002, including cash flows based on the expected repayment date and related weighted-average interest rates for debt. The instruments' actual cash flows are denominated in U.S. dollars. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our audited consolidated financial statements for the year ended December 31, 2002. Contractual maturities of the indebtedness differ from the information shown in the tables.

	Amount Outstanding as of December 31, 2002		Scheduled Year of Repayment
	Book Value	Fair Value	2003	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Dollar Denominated Facilities
UPC Senior Notes due 2009(1)	727,009	43,621	727,009	–	–	–	–	–
UPC Senior Notes due 2007(1)	162,178	9,731	162,178	–	–	–	–	–
UPC Senior Notes due 2009(1)	227,441	13,646	227,441	–	–	–	–	–
UPC Senior Notes due 2010(1)	217,911	13,075	217,911	–	–	–	–	–
UPC Senior Discount Notes due 2009(1)	573,492	31,570	573,492	–	–	–	–	–
UPC Senior Discount Notes due 2009(1)	354,656	20,531	354,656	–	–	–	–	–
UPC Senior Discount Notes due 2010(1)	704,319	42,953	704,319	–	–	–	–	–
UPC Senior Notes due 2010(1)	539,728	32,384	539,728	–	–	–	–	–
PCI Notes	13,849	13,849	13,849	–	–	–	–	–
@Entertainment 1998 Senior Discount Notes	180,136	44,956	–	–	–	–	–	180,136
@Entertainment 1999 Senior Discount Notes	160,800	42,793	–	–	–	–	–	160,800
@Entertainment 1999 Series C Senior Discount Notes	19,015	6,873	–	–	–	–	–	19,015
Exchangeable Loan(1)	894,457	894,457	894,457	–	–	–	–	–

	4,774,991	1,210,439	4,415,040	–	–	–	–	359,951

(1)
These senior notes and senior discount notes are subject to compromise. We refer to Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Annual Report on Form 10-K.

Interest Rate Sensitivity

        We actively manage our exposure to interest rates and use various financial instruments like interest rate swaps, interest rate caps and fixed and floating rate credit instruments, when available to us and appropriate. We aim at fixing a minimum 50% of the interest rates on our bank debt to average tenors with a minimum tenor of one year. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We have consistently managed, where possible, our interest rate exposure through the use of these instruments.

        For descriptions of our senior notes and senior discount notes, the Exchangeable Loan, the UPC Distribution Bank Facility and other debt we refer to Note 8 of our audited consolidated financial statements.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2002, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our audited consolidated financial statements for the year ended December 31, 2002. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of December 31, 2002		Scheduled Year of Repayment
								2008 and thereafter
	Book Value	Fair Value	2003	2004	2005	2006	2007
	(In thousands of Euros)
Fixed and Variable Rate Facilities
Fixed rate UPC Senior Notes due 2009(1)	727,009	43,621	727,009	–	–	–	–	–
Average interest rate	10.875%	164.900%
Fixed rate UPC Senior Notes due 2007(1)	69,166	4,150	69,166	–	–	–	–	–
Average interest rate	10.875%	139.990%
Fixed rate UPC Senior Notes due 2009(1)	69,774	4,186	69,774	–	–	–	–	–
Average interest rate	11.250%	134.800%
Fixed rate UPC Senior Notes due 2009(1)	213,057	12,783	213,057	–	–	–	–	–
Average interest rate	10.875%	164.900%
Fixed rate UPC Senior Discount Notes due 2009(1)	573,492	31,570	573,492	–	–	–	–	–
Average interest rate	12.500%	93.710%
Fixed rate UPC Senior Discount Notes due 2009(1)	144,410	8,595	144,410	–	–	–	–	–
Average interest rate	13.375%	88.600%
Fixed rate UPC Senior Discount Notes due 2009(1)	354,656	20,531	354,656	–	–	–	–	–
Average interest rate	13.375%	88.600%
Fixed rate UPC Senior Notes due 2007(1)	162,178	9,731	162,178	–	–	–	–	–
Average interest rate	10.875%	139.990%
Fixed rate UPC Senior Notes due 2009(1)	227,441	13,646	227,441	–	–	–	–	–
Average interest rate	11.250%	134.800%
Fixed rate UPC Senior Discount Notes due 2010(1)	704,319	42,953	704,319	–	–	–	–	–
Average interest rate	13.750%	83.010%
Fixed rate UPC Senior Notes due 2010(1)	217,911	13,075	217,911	–	–	–	–	–
Average interest rate	11.500%	172.590%
Fixed rate UPC Senior Notes due 2010(1)	539,728	32,384	539,728	–	–	–	–	–
Average interest rate	11.250%	169.690%
Fixed rate UPC Senior Notes due 2010(1)	145,748	8,745	145,748	–	–	–	–	–
Average interest rate	11.250%	169.690%
Fixed rate PCI Notes	13,849	13,849	13,849	–	–	–	–	–
Average interest rate	9.875%	9.875%
Fixed rate @Entertainment 1998 Senior Discount Notes	180,136	44,956	–	–	–	–	–	180,136
Average interest rate	14.500%	87.538%
Fixed rate @Entertainment 1999 Senior Discount Notes	160,800	42,793	–	–	–	–	–	160,800
Average interest rate	14.500%	87.538%
Fixed rate @Entertainment 1999 Series C Senior Discount Notes	19,015	6,873	–	–	–	–	–	19,015
Average interest rate	7.000%	42.260%
Fixed rate DIC Loan	54,438	–	54,438	–	–	–	–	–
Average interest rate	10.000%	0.000%
Fixed rate Exchangeable Loan(1)	894,457	894,457	894,457	–	–	–	–	–
Average interest rate	6.000%	6.000%
Variable rate UPC Distribution Bank Facility	3,140,139	3,140,139	3,140,139	–	–	–	–	–
EURIBOR/USDLIBOR + 0.75%–4%
Average interest rate	7.250%	7.250%
Capital lease obligations	52,633	52,633	–	3,724	3,741	3,759	3,777	37,632
Average interest rate	Various	Various
Other debt	18,736	18,736	3,876	6,123	3,610	1,712	648	2,767
Average interest rate	Various	Various

Total debt	8,683,092	4,460,406	8,255,648	9,847	7,351	5,471	4,425	400,350

Short term debt			58,363	–	–	–	–	–
Operating leases			47,298	39,451	25,012	21,177	19,939	41,662
Programing and Satellite Commitments			45,710	43,343	43,029	9,931	10,121	61,688
Purchase commitments			50,447	10,150	7,048	6,697	11,470	2,788

Total commitments and short term debt			201,818	92,944	75,089	37,805	41,530	106,138

Total debt and commitments			8,457,466	102,791	82,440	43,276	45,955	506,488

(1)
These senior notes and senior discount notes and the Exchangeable Loan are subject to compromise. We refer to Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Annual Report on Form 10-K.

Equity Prices

        As of December 31, 2002, we are exposed to equity price fluctuations related to our investments in equity securities. Our investment in UGC Holdings is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

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

	Number of Shares	Fair Value as of December 31, 2002
	(In thousands of Euros, except share amounts)
UGC Holdings	5,569,240	12,760
PrimaCom	4,948,039	1,880
SBS	6,000,000	83,162

        As of December 31, 2002, we are also exposed to equity price fluctuations related to our debt that is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our audited consolidated financial statements for the year ended December 31, 2002. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of December 31, 2002
			Scheduled Year of Repayment
Convertible Debt	Book Value
		Fair Value	2003	2004
	(In thousands of Euros)
DIC Loan(1)	54,438	–	54,438	–
10.0% per annum
Exchangeable Loan(2)	894,457	894,457	894,457	–
6.0% per annum

(1)
On February 24, 2003, a transaction was closed releasing us from our obligation to repay the DIC Loan, we refer to Note 17, "Subsequent Events" of the consolidated financial statements included in this Annual Report on Form 10-K.

(2)
The Exchangeable Loan is subject to compromise. We refer to Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Annual Report on Form 10-K.

Cross-Currency and Interest Rate Swaps

Senior Notes and Senior Discount Notes

        Concurrent with the closing of our senior notes offering in July 1999, we entered into a cross-currency swap, swapping the USD 800.0 million, 10 7/8% fixed rate coupon into fixed and variable rate Euro obligations with a notional amount totaling 754.7 million. One half of the Euro obligations (377.35) had a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining 377.35 million had a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provided the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium on the notes, which we would pay to the holders of the notes if the notes were called on or after August 1, 2004.

        Concurrent with the closing of our senior notes in October 1999, we entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro obligations at a rate of 1.049 U.S. dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% had a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% had a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% had a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% had a variable interest rate of EURIBOR + 4.80%. The cross-currency swaps provided the bank with the right to terminate the swaps at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium on the notes, which we would pay to the USD 252.0 million and USD 200.0 million senior note holders if the notes were called on or after November 1, 2004.

        In January 2000, we closed a bond offering consisting of four tranches: USD 300.0 million of senior notes due 2010 with a 11 1/2% coupon; USD 600.0 million and 200.0 million of senior notes due 2010 with a 11 1/4% coupon; and USD 1,000.0 million aggregate principal amount of ten year 13 3/4% senior discount notes due 2010. We entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series coupon into a fixed Euro coupon of 10% at a rate of 1.01 U.S. dollars per Euro until August 2008.

        The swaps outlined above included set-off provisions, which provide for early termination upon the occurrence of certain events including an event of default. In an event of default, any amount payable to one party by the other party, would, at the option of the non-defaulting party be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If UPC were the defaulting party and the counterparty to the swap held bonds of UPC, these bonds could be used to settle the obligation of the counterparty to UPC. In such an event of settlement, UPC would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds, which must be delivered, is based on the principal (i.e. face) amount of the bonds held, and not the fair value, which may be substantially less. The fair values as calculated by an independent third party consider all rights and obligations of the respective instruments including set-off provisions. For the year-end December 31, 2002, and December 31, 2001, we recorded a loss of 136.5 million and 118.5 million respectively in connection with this fair values calculation.

        The bank's obligations to us under the swap agreements were substantially fixed at approximately 400 million, and the swap agreements were unwound prior to July 30, 2002. In settlement of the bank's obligations to us, the bank delivered us 404.6 million in aggregate principal amount of our senior notes held by that bank. Our derivative asset, which represented a fair value of the senior notes to be delivered, was substantially less than 404.6 million. Upon offset against, and delivery to us of the senior notes and senior discount notes, our indebtedness was reduced by 404.6 million and we recognized an extraordinary gain of 347.2 million.

UPC Distribution Bank Facility

        In October 2000, we closed the 4.0 billion UPC Distribution Bank Facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million. Concurrent with the closing, we entered into cross currency and interest rate swaps, pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 Euros per U.S. dollar until November 29, 2002. In November 2002, these cross currency swaps were frozen at a settlement price of 64.6 million. Of the 64.6 million obligations, 12.0 million has been paid with the remaining 52.6 million outstanding until August 2003. The remaining settlement of 52.6 million has been recorded under short-term debt.

        In addition we entered into an interest rate swap in respect of 1,725 million to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003. This swap qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity. As per December 31, 2002, our derivative liability only contains our interest rate swap on the UPC Distribution Bank Facility. In the first quarter of 2003, we have bought protection on the interest rate exposure on the Euro denominated bank indebtedness for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3% for an amount totaling 2.7 billion.

        The following table details the fair value of the derivative instruments outstanding as of December 31, 2002 by related borrowing (in millions):

Borrowing	Type of Instrument	As of December, 31 2002	As of December, 31 2001
		(In thousands of Euros)
July 1999 Notes	Cross currency/interest rate swap	–	101,736
October 1999 Notes	Cross currency/interest rate swap	–	55,522
January 2000 Notes	Cross currency/interest rate swap	–	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(10,133)	(47,065)

Total derivative (liabilities) assets, net		(10,133)	146,934

        The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

Item 8.    Financial Statements and Supplementary Data

        The financial statement schedules and separate financial statements of significant equity investees required by Regulation S-X are filed under Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        United, either directly or through its wholly-owned subsidiary UGC Holdings, currently owns approximately 53.1% of our outstanding ordinary shares A, all of our outstanding priority shares, and 54.7% of our outstanding preference shares. United holds the Exchangeable Loan and USD1.435 billion face amount of our senior notes and 263.1 million face amount of our senior discount notes. Five of the six members of our Supervisory Board are also directors, officers or employees of United. Following our reorganization, United will own approximately 65.5% of New UPC of which we will become a subsidiary. Because we are a strategic holding of United, United is likely to continue to control us for the foreseeable future, subject to the terms of our reorganization currently in progress.

Supervisory Board

        Our general affairs and business, as well as our management board, are supervised by a Supervisory Board, the members of which are proposed by UGC Holdings as the holder of our priority shares and appointed by a general meeting of shareholders. Mr. Gene Schneider, Chairman and Chief Executive Officer of United and of UGC Holdings and the former Chairman of our Supervisory Board, resigned from the Supervisory Board in February 1999. Pursuant to the rules and procedures of the Supervisory Board, he became a non-voting advisor to the Supervisory Board and has the right to attend and participate in the meetings of the Supervisory Board.

        Our Supervisory Directors are appointed at a general meeting of shareholders from a list proposed by United as the beneficial owner of our priority shares or through direct appointment by Philips. Under our articles of association, Philips may appoint and remove one of our Supervisory Directors, so long as Philips has any liability in respect of the agreements relating to the Telekabel Wien system, which is expected to terminate by 2006. We have agreed to indemnify Philips against such liability. We and UGC Holdings have agreed to use our reasonable best efforts to obtain the release by the City of Vienna of Philips from such liability. Philips' representative on the Supervisory Board must approve (1) the disposition of assets aggregating more than 30% of the consolidated assets or generating more than 30% of the consolidated revenues of the Telekabel Group, or (2) our merger or consolidation into any other entity that is not wholly-owned by UGC Holdings.

        Our Supervisory Directors and Advisor to the Supervisory Board are:

Name	Age	Position
Michael T. Fries	40	Chairman of the Supervisory Board
John P. Cole, Jr.	73	Supervisory Director
John W. Dick	65	Supervisory Director
Richard de Lange	57	Supervisory Director
Ellen P. Spangler	54	Supervisory Director
Tina M. Wildes	42	Supervisory Director
Gene W. Schneider	76	Advisor to the Supervisory Board

        Upon the effective date of our reorganization, the management structure will be amended to a one-tier board consisting of a Board of Management with one or more members. As a result, all members of the Supervisory Board have submitted their resignations effective on the effective date of our reorganization, at which time we will become a subsidiary of New UPC.

        Michael T. Fries became a member of the Supervisory Board in September 1998 and Chairman in February 1999. Mr. Fries became a director and President of United in February 2001 and Chief Operating Officer of United in September 2001. Mr. Fries also served as a director of UGC Holdings from November 1999 to June 2002, and has served as the President and Chief Operating Officer of that company since September 1998. In March 2002, Mr. Fries became a member of the Office of the Chairman for United and for UGC Holdings. In addition, he serves as an officer and/or director of various direct and indirect subsidiaries of United, including a member of the Priority Telecom Supervisory Board since November 2000; and President of United Latin America, Inc., a subsidiary of United ("ULA"), since 1998 and a director thereof since 1999. Through these positions, Mr. Fries is responsible for overseeing the day-to-day operations of United on a global basis and for the development of United's business opportunities worldwide. Mr. Fries has been with United since its inception and with UGC Holdings since 1990. Mr. Fries is also the Executive Chairman of Austar United Communications Limited, an affiliate of United ("Austar United").

        John P. Cole, Jr.     became a member of the Supervisory Board in February 1999 and has been a director of United since January 2002. Mr. Cole also served as a director of UGC Holdings from March 1998 to June 2002. Mr. Cole is a founder of the law firm of Cole, Raywid and Braverman, which specializes in all aspects of telecommunications and media law. Over the years, Mr. Cole has been counsel in many landmark proceedings before the U.S. Federal Communications Commission and U.S. Courts, reflecting the development of the cable television industry.

        John W. Dick, became a member of the Supervisory Board in May 2001 and became a director of United on March 14, 2003. He is the non-executive Chairman and a director of Hooper Industries Group, a privately held United Kingdom group consisting of: Hooper and Co. (Coachbuilders) Ltd. of London (building special-bodies for Rolls Royce and Bentley motor cars) and Hooper Industries (China) (providing industrial products and components to Europe and the U.S.). Until 2002, Hooper Industries Group also held Metrocab U.K. (manufacturing London taxicabs) and Moscab (a joint venture with the Moscow city government, producing left-hand drive Metrocabs for Russia). Mr. Dick has held his positions with Hooper Industries Group since 1984.

        Richard de Lange became a member of the Supervisory Board in April 1996. Since October 1998, Mr. de Lange has been Chairman of the board of management of Philips Electronics Nederland B.V. and managing director of Philips Nederland B.V. He also serves as President and Chief Executive Officer of Philips Media B.V., which position he assumed in February 1996. From April 1995 until October 1998, Mr. de Lange was Chairman and Managing Director of Philips Electronics UK Ltd. Previously, Mr. de Lange served since 1970 in various capacities with subsidiaries of Philips. Mr. de Lange also serves as Chairman of the Board of Directors and as Chairman of the Compensation Committee of Navigation Technologies Corporation and as a member of the Supervisory Board of the University of Amsterdam.

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

        Tina M. Wildes became a member of the Supervisory Board in February 1999. She also serves as a director of United since January 2002. Ms. Wildes served as a director of UGC Holdings from November 1999 to June 2002. Except for one year during which Ms. Wildes served as consultant to UGC Holdings, she has also served as a Senior Vice President of that company since May 1998. In March 2002, she also became the Senior Vice President of Business Administration of United. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for UGC Holdings, providing oversight of that company's programming operations for various subsidiaries. Ms. Wildes has been with UGC Holdings since its inception in 1989 and with United since 2001.

        Gene W. Schneider served as a member of the Supervisory Board from July 1995 until February 1999, when he became an advisor to the Supervisory Board. Mr. Schneider became Chairman and Chief Executive Officer of United at its inception in February 2001. He also serves as Chairman of UGC Holdings since 1989 and as Chief Executive Officer of UGC Holdings since October 1995. Mr. Schneider is an officer and/or director of various direct and indirect subsidiaries of United, including a director of ULA since 1998. Mr. Schneider has been with United and UGC Holdings since their inceptions in 2001 and 1989, respectively. Mr. Schneider is also a director of Austar United.

Family Relationships

        Tina M. Wildes, a member of our Supervisory Board, is the daughter of Gene W. Schneider, the advisor to our Supervisory Board. No other family relationships exist between any other members of our Supervisory Board or Board of Management.

Board of Management

        The members of our Board of Management are:

Name	Age	Position
John F. Riordan	60	Board of Management Member, President and Chief Executive Officer
Charles H.R. Bracken	36	Board of Management Member and Chief Financial Officer
Gene Musselman	58	Board of Management Member and Chief Operating Officer
Nimrod J. Kovacs	53	Board of Management Member and Executive Chairman, UPC Central Europe
Shane O'Neill	41	Board of Management Member and Chief Strategy Officer
Anton M. Tuijten	41	Board of Management Member, Senior Vice President and General Counsel

        In connection with our reorganization, all members of the Board of Management have submitted their resignations effective on the reorganization. On the effective date of our reorganization, a new Board of Management consisting of one or more members will be appointed by New UPC.

        John F. Riordan became President in June 1999 and Chief Executive Officer in September 2001. He has been a member of the Board of Management since September 1998. Mr. Riordan is a director and officer of various of our subsidiaries, including a member of the Supervisory Board of Priority Telecom since November 2000 and as Chairman since August 2001. Mr. Riordan has served as a director of United from January 2002 to November 2002. Mr. Riordan served as a director of UGC Holdings from March 1998 to January 2002. From March 1998 to June 1999, he served as our Executive Vice President and from September 1998 to March 1999, he served as our President of Advance Communications. Prior to joining us, Mr. Riordan served as Chief Executive Officer of Princes Holdings Limited, a multi-channel television operating company in Ireland since 1992. Mr. Riordan is a director of Austar United.

        Charles H. R. Bracken became a member of the Board of Management in July 1999, and has served as our Chief Financial Officer since November 1999. Prior to November 1999, Mr. Bracken served as our Managing Director of Strategy, Acquisitions and Corporate Development from March 1999. Mr. Bracken also serves as an officer and/or director of various of our subsidiaries, including a member of Priority Telecom's Supervisory Board since July 2000. From 1994 until joining us, he held a number of positions at Goldman Sachs International in London, most recently as Executive Director, Communications, Media and Technology. While at Goldman Sachs International, he was responsible for providing merger and corporate finance advice to a number of communications companies, including us.

        Gene Musselman became Chief Operating Officer in April 2000 and a member of the Board of Management in June 2000. Mr. Musselman also serves as an officer and/or director of various of our subsidiaries. From December 1995 to September 1997, Mr. Musselman served as Chief Operating Officer of Tevecap S.A., then the second largest Brazilian cable and MMDS company headquartered in Sao Paulo, Brazil. In September 1997, he became Chief Operating Officer of Telekabel Wien, our Austrian subsidiary. Shortly thereafter, he became Chief Executive Officer of Telekabel Wien. In June 1999, Mr. Musselman became President and Chief Operating Officer, UPC Central Europe, with responsibility for our operations in Austria, Hungary, Poland, the Czech Republic, Romania and the Slovak Republic. Except when he was at Tevecap S.A., Mr. Musselman has been with United and its affiliates since 1991.

        Nimrod J. Kovacs became Executive Chairman, Central Europe in August 1999 and Managing Director of Eastern Europe in March 1998. He has been a member of the Board of Management since September 1998 and is a director of various of our subsidiaries and affiliates. Mr. Kovacs has served in various positions with UGC Holdings, including President of United Programming, Inc. from December 1996 until August 1999, and President, Eastern Europe Electronic Distribution & Global Programming Group from January to December 1996. Mr. Kovacs has been with United and its affiliates since 1991.

        Shane O'Neill joined UPC as Managing Director, Strategy, Acquisitions and Corporate Development in November 1999 and is now Chief Strategy Officer. He became a member of the Board of Management in June 2000. Prior to joining us, Mr. O'Neill spent seven years at Goldman Sachs in the New York, Sydney and London offices. Most recently, Mr. O'Neill was an Executive Director in the Advisory Group for Goldman Sachs in London where he worked on a number of mergers and acquisitions and corporate finance transactions for companies in the communications industry, including us. Mr. O'Neill is a director of PrimaCom Ag, a public company in which we have a 25% interest, and a director of SBS Broadcasting S.A., a public company in which we have a 21.2% interest.

        Anton M. Tuijten joined UPC in September 1998 as Vice President of Legal Services and became General Counsel in May 1999. Mr. Tuijten has been a member of the Board of Management since March 2001. He has also served as a member of the Supervisory Board of Priority Telecom since July 2000 and is an officer of various of our subsidiaries. From 1992 until joining UPC, Mr. Tuijten was General Counsel and Company Secretary of Unisource, an international telecommunications company.

        Except for our reorganization, during the past five years, neither the above executive officers nor any director of UPC has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

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

        Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the fiscal year ended December 31, 2002, our directors, executive officers, and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements, except Ms. Wildes filed late a Form 4 report reflecting a disposition of shares and reported a late transaction reflecting an acquisition of shares on another Form 4.

Committees

        Our Supervisory Board has an Audit Committee and a Compensation Committee. The Audit Committee is comprised of Messrs. Cole, Dick and de Lange. The Compensation Committee is comprised of Mr. Fries, Ms. Spangler and Ms. Wildes. Our Board of Management has an Investment Committee and a BoM Compensation Committee. The Investment Committee is comprised of Messrs. Bracken, Niall Curran, Sudhir Ispahani, O'Neill, Riordan and Tuijten and the BoM Compensation Committee is comprised of Messrs. Bracken, Curran, Musselman (since September 16, 2002), Riordan (since September 16, 2002) and Tuijten. We do not have a standing nomination committee of the Supervisory Board.

        Audit Committee.     The Audit Committee's functions include selecting the independent accountants, reviewing with the independent accountants the plan and results of the auditing engagement, approving professional services provided by the independent accountants and reviewing the adequacy of our internal accounting controls. All members of the Audit Committee are independent, as defined by Rule 4200(a)(14) contained in the NASD Manual & Notices to Members. The Audit Committee operates under a Charter adopted by the Supervisory Board at its June 9, 2000 meeting.

        Compensation Committee.     The Compensation Committee's functions include a general review of our compensation and benefit plans to ensure that such plans meet corporate objectives. The Compensation Committee reviews the Chief Executive Officer's recommendations on (a) compensation of our senior executive officers, (b) granting of awards under our stock option and other benefit plans, and (c) adopting and changing major compensation policies and practices. In addition to reviewing the compensation for the Chief Executive Officer, the Compensation Committee reports its recommendations to the Supervisory Board for approval. The Compensation Committee also oversees our Equity Stock Option Plan and Phantom Stock Option Plan.

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

Item 11.    Executive Compensation

        The following table sets forth the 2002 compensation for our current chief executive officer and our four other highest compensated executive officers for services rendered during the years ended December 31, 2002, December 31, 2001 and December 31, 2000 ("Fiscal 2002", "Fiscal 2001" and "Fiscal 2000", respectively). The information in this section reflects compensation received by the named executive officers for all services performed for us and our affiliates.

Summary Compensation Table(1)

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary (€)	Bonus (€)		Other Annual Compensation (€)(2)		Securities Underlying Options/SARs(3)		All Other Compensation (€)
John F. Riordan Chief Executive Officer (from 9/01) and President	2002 2001 2000	625,781 582,297 523,494	125,000 – –		77,885 70,433 61,119	(4) (4) (4)	– 1,350,000 200,000	(6) (7)	6,400 – –	(5)
Charles H.R. Bracken Chief Financial Officer	2002 2001 2000	465,187 483,089 439,834	816,750 – –	(8)	22,182 23,739 15,909	(9) (9) (9)	– 450,000 –	(10)	32,233 31,125 31,313	(11) (11) (11)
Gene Musselman Chief Operating Officer	2002 2001 2000	553,767 363,431 397,455	125,000 – –		214,379 104,584 248,756	(12) (12) (12)	– 667,000 –	(14)	6,272 6,922 6,761	(13) (13) (13)
Shane O'Neill Chief Strategy Officer	2002 2001 2000	413,160 429,051 400,775	125,000 – –		22,182 23,739 15,909	(9) (9) (9)	– 300,000 765,000	(10) (16)	33,626 32,036 30,168	(15) (15) (15)
Nimrod Kovacs Executive Chairman Central Europe	2002 2001 2000	343,216 391,516 343,837	80,000 – –		432,392 3,627 27,220	(17) (20) (22)	66,402 825,000 –	(18) (21)	6,272 6,922 6,744	(19) (19) (19)

(1)
Compensation amounts for Fiscal 2002 were converted from U.S. dollars to Euro using the December 31, 2002 exchange rates for 1 U.S. dollar to 0.9545 Euro and from British pounds to Euro using the December 31, 2002 exchange rates for 1 British pound to 1.53022 Euro. Compensation amounts for Fiscal 2001 were converted from U.S. dollars or British pounds to Euro using the December 31, 2001 exchange rates for 1 U.S. dollar to 1.1217 Euro and 1 British pound to 1.637647 Euro, respectively. Compensation amounts for Fiscal 2000 were converted from U.S. dollars or British pounds to Euro using the December 31, 2000 exchange rates of 1 U.S. dollar to 1.0611 Euro and 1 British pound to 1.6031 Euro, respectively.

(2)
With respect to U.S. employees of United seconded to UPC, United tax equalizes them for taxes due at the foreign location and in the U.S. When such tax equalization results in a net payment by United for the employee in a particular year, it will be included in "Other Annual Compensation" and the benefit will be so noted in a footnote for such employee.

(3)
The number of shares underlying options have been adjusted for UPC's 3-for-1 stock split on March 20, 2000.

(4)
Includes the value of personal use of UPC's airplane (20,277 for Fiscal 2000, 26,840 for Fiscal 2001 and 34,322 for Fiscal 2002) based on the Standard Industry Fare Level method for valuing flights for personal use. Also includes a housing allowance provided by UPC (40,842 for Fiscal 2000, 43,593 for Fiscal 2001 and 43,563 for Fiscal 2002).

(5)
Includes the cost of private healthcare services.

(6)
Represents an option to acquire 1,300,000 ordinary shares A of UPC granted January 30, 2001 and an option to acquire 50,000 ordinary shares of Austar United granted May 12, 2001.

(7)
Represents an option to acquire shares of United Class A common stock granted December 6, 2000.

(8)
We agreed to pay Mr. Bracken a cash bonus equal to the difference between USD1,000,000 and his pre-tax gain on the exercise and sale of vested options. In May 2002, we paid Mr. Bracken USD750,000 evidencing a portion of such bonus based on the vested portion of Mr. Bracken's options.

(9)
Consists of car allowance payments.

(10)
Represents options to acquire ordinary shares A of UPC granted January 30, 2001.

(11)
Consists of matching employer contributions under a pension plan (29,824 for Fiscal 2002, 28,985 for Fiscal 2001 and 27,171 for Fiscal 2000), with the remainder consisting of health, life and disability insurance payments.

(12)
Represents payments relating to foreign assignment, including housing allowance and cost of living allowance (65,183 for Fiscal 2002, 67,510 for Fiscal 2001 and 72,709 for Fiscal 2000), net tax benefit (114,986 for Fiscal 2002 and 146,545 for Fiscal 2000), and the remainder consists of car allowance, dependent education and other benefits.

(13)
Consists of matching employer contribution under United's 401(k) plan of 5,250, 5,721 and 5,412 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, with the remainder consisting of life insurance premiums paid by United for such officer's benefit.

(14)
Represents 617,000 shares underlying options to acquire UPC's ordinary shares A granted January 30, 2001 and a phantom option based on 50,000 ordinary shares of chello broadband granted June 27, 2001.

(15)
Consists of matching employer contribution under a pension plan (31,390 for Fiscal 2002, 30,033 in Fiscal 2001, 28,054 in Fiscal 2000), with the remainder consisting of health, life and disability insurance payments.

(16)
Represents an option to acquire 750,000 ordinary shares A of UPC and phantom options based on 15,000 ordinary shares of chello broadband.

(17)
Represents payments relating to foreign assignment, including net tax benefit (419,849 for Fiscal 2002) and the remainder consists of home leave, storage and tax preparation fees.

(18)
Includes an option to acquire 66,402 shares of United Class B common stock granted April 18, 2002.

(19)
Consists of matching employer contributions under United's 401(k) plan of 5,250, 5,721 and 5,412 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, with the remainder consisting of life insurance premiums paid by United for such officer's benefit.

(20)
Includes final payment of relocation allowance, tax preparation fees and storage costs related to Mr. Kovacs' foreign assignment.

(21)
Represents options to acquire 800,000 ordinary shares A of UPC granted January 30, 2001 and a phantom option based on 25,000 ordinary shares of chello broadband granted June 27, 2001.

(22)
Includes payments for a relocation allowance of 15,916 and the remainder consists of home leave airfare, storage and tax preparation fees related to Mr. Kovacs' foreign assignment.

        The following table sets forth information concerning options that were granted by us or our affiliates to our executive officers listed in the Summary Compensation Table above during Fiscal 2002. Except for Mr. Kovacs, none of our executive officers received any stock option grants in 2002.

Option Grants in Last Fiscal Year

Individual Grants
	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year				Potential Realizable Value at Annual Rate of Stock Price Appreciation for Option Term(1)
			Exercise Price (€/Sh)	Market Price on Grant Date	Expiration Date
						0%(€)	5%(€)	10%(€)
Nimrod Kovacs
United Class B	66,402	0.55%	4.53	5.53	04/18/12	66,402	297,334	651,629

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

        The following table sets forth information with respect to our executive officers listed in the Summary Compensation Table concerning the exercise of options and concerning unexercised options held by each of them as of December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized (€)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End (€)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John F. Riordan
UPC ordinary shares A(2)	–	–	1,163,541	595,834	–	–
United Class A common	–	–	179,219	87,501	–	–
chello ordinary shares A	–	–	300,000	–	–	–
Austar United	–	–	28,125	21,875	–	–
Charles H.R. Bracken
UPC ordinary shares A(2)	–	–	993,750	206,250	–	–
Phantom chello(4)	–	–	19,270	5,730	–	–
Gene Musselman
UPC ordinary shares A(2)	–	–	387,833	229,167	–	–
Phantom UPC(2)(3)	–	–	112,500	–	–	–
Phantom chello(4)	–	–	36,458	13,542	–	–
Shane O'Neill
UPC ordinary shares A(2)	–	–	787,500	262,500	–	–
Phantom chello(4)	–	–	11,562	3,438	–	–
Nimrod Kovacs
UPC ordinary shares A(2)	–	–	570,833	229,167	–	–
United Class A common	–	–	203,598	–	–	–
United Class B common	–	–	66,402	–	–	–
Phantom UPC(2)(3)	–	–	600,000	–	–	–
Phantom chello(4)	–	–	18,229	6,771	–	–

(1)
Calculated in Euro based on the following fair market values at year-end: UPC–0.06 as reported by the Official Segment of the Stock Market of Euronext Amsterdam N.V.; United–2.30 based on USD2.40 as reported by Nasdaq with a conversion rate of 0.9545 per dollar; and Austar United–0.092 based on A$0.17 as reported by the Australia Stock Exchange with a conversion rate of 1.7819 to USD1.00 and then converted from US dollars to Euro using the fixed rate of USD1.00 to 0.9545. The fair market value of chello broadband at year-end is approximately 1.5 times the fair market value of an ordinary share A of UPC on December 31, 2002.

(2)
Upon the effective date of our restructure, all options previously granted under the UPC Option Plan and the UPC Phantom Plan will be cancelled.

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

Agreements with Executive Officers

        We and each of Messrs. Bracken and O'Neill are parties to an employment agreement. Messrs. Kovacs and Musselman each have an employment agreement with us and United. These agreements are discussed below. A subsidiary of ours and United are parties to a Secondment Agreement, pursuant to which Messrs. Kovacs and Musselman, together with our other US citizen employees, are seconded to us. See "Certain Transactions and Relationships–Relationship with United and UGC Holdings and Related Transactions." Pursuant to the Secondment Agreement, our subsidiary reimburses United for all expenses incurred by United in connection with the seconded employees.

        Charles H.R. Bracken.     On March 5, 1999, we entered into an Executive Service Agreement with Charles H.R. Bracken in connection with the appointment of Mr. Bracken as our Managing Director of Development, Strategy, and Acquisitions. Subsequently, Mr. Bracken became a member of our Board of Management and Chief Financial Officer. Mr. Bracken's Executive Service Agreement is for an initial term expiring March 5, 2003 and automatically renews thereafter. The Executive Service Agreement has been renewed and remains in effect. Under the Executive Service Agreement, Mr. Bracken's initial base salary was £250,000 per year. Mr. Bracken's salary is subject to periodic adjustments and we have adjusted Mr. Bracken's salary to £282,486 per year in January 2000, and to £294,990 per year in January 2001 and £304,000 per year in January 2002. In addition to his salary, Mr. Bracken received options for 750,000 ordinary shares A (adjusted for UPC's 3-for-1 stock split on March 20, 2000) and participation in a pension plan. We also provide Mr. Bracken a car allowance of approximately £14,500 per year. Also, we separately agreed to pay Mr. Bracken a cash bonus equal to the difference of US$1,000,000 and his pre-tax gain upon the exercise and sale of options. In May 2002, we paid Mr. Bracken US$750,000 evidencing a portion of the bonus based on Mr. Bracken vesting in three-quarters of his options. The remaining portion of the bonus was paid in March 2003.

        The Executive Service Agreement may be terminated for cause by us. Also, we may terminate Mr. Bracken's employment for any reason upon six months notice. In the event Mr. Bracken becomes incapacitated, by reason of injury or ill-health for an aggregate of 130 working days or more in any 12-month period, we may discontinue future payments under the Agreement, in whole or in part, until such incapacitation ceases.

        Gene Musselman.     In 2002, United and we entered into a new six-year agreement with Mr. Musselman continuing as our Chief Operating Officer. In addition to his base salary, Mr. Musselman receives standard benefits related to his foreign assignment, including a cost of living differential, a car allowance, tuition reimbursement for dependents and air travel to the US for home leave. Under the terms of this agreement, Mr. Musselman's annual salary is currently USD435,000, however, in Fiscal 2002, he received salary increases retroactive to January 2001 and January 2002, respectively, as reflected in the above Summary Compensation Table. The agreement also provides for two bonuses, a retention bonus of 125,000 for Fiscal 2002 and a one-time incentive bonus for Fiscal 2002 based on us achieving certain financial targets. The maximum possible incentive bonus to Mr. Musselman is 30% of his base salary. The agreement may be terminated with or without cause. If his employment is terminated without cause, Mr. Musselman will be entitled to receive a severance payment equal to 24-months salary or his salary to December 31, 2006, whichever is less.

        Shane O'Neill.     On November 3, 1999, we entered into an Executive Service Agreement with Shane O'Neill in connection with the appointment of Mr. O'Neill as Managing Director of Strategy, Acquisitions and Corporate Development, now our Chief Strategy Officer. Mr. O'Neill also became a member of our Board of Management. Mr. O'Neill's Executive Service Agreement is for a term expiring November 8, 2003. Under the Executive Service Agreement, Mr. O'Neill's initial base salary was £250,000 per year. Such salary is subject to periodic adjustments and in January 2001 it was increased to £262,000 per year and in January 2002 it was increased to £270,000 per year. In addition to his salary, Mr. O'Neill received options for 750,000 of our ordinary shares A (adjusted for UPC's 3-for-1 stock split on March 20, 2000) and participation in a pension plan. For Fiscal 2002, we will pay Mr. O'Neill a retention bonus of 125,000 and a one-time incentive bonus of up to 30% of his salary based on us achieving certain financial targets. We also provide Mr. O'Neill with a car allowance of approximately £14,500 per year.

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

        Nimrod Kovacs.     Effective January 2, 2001, UGC Holdings and we entered into a new two-year Employment Agreement with Mr. Kovacs in connection with him continuing as Executive Chairman Central Europe in Hungary. In 2002, United and we agreed to extend Mr. Kovacs' Employment Agreement for an additional year to January 1, 2004. Under the terms of this agreement, Mr. Kovacs' initial salary was USD350,000 per year. Such salary is subject to periodic adjustments and we adjusted his salary to USD360,000 per year in January 2002. In addition to his base salary, Mr. Kovacs receives standard benefits related to his foreign assignment, including cost of living differential, a car allowance and air travel to the U.S. for home leave. The agreement may be terminated with or without cause. If his employment is terminated without cause, Mr. Kovacs will be entitled to receive a severance payment equal to 12-months salary or his salary to January 1, 2004, whichever is less.

Stock Option Plans

        Equity Stock Option Plan.     We adopted our Equity Stock Option Plan in June 1996. Under our Equity Stock Option Plan, the Supervisory Board may grant stock options to our employees. At December 31, 2002, we had options for 21,122,221 ordinary shares A outstanding under our Equity Stock Option Plan. The Board of Management may from time to time increase the number of shares available for grant under the Equity Stock Option Plan. Options under our Equity Stock Option Plan are granted at fair market value at the time of the grant unless determined otherwise by the Supervisory Board. Each option represents the right to acquire from us a depositary receipt representing the economic value of one share.

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

        Upon completion of our reorganization per the Chapter 11 process, all options granted under this Plan will be cancelled.

        Phantom Stock Option Plan.     Effective March 20, 1998, we adopted a Phantom Stock Option Plan. Under the Phantom Stock Option Plan, the Supervisory Board may grant employees the right to receive an amount in cash or stock, at the Supervisory Board's option, equal to the difference between the fair market value of the ordinary shares A and the stated grant price for the phantom options based on a specified number of ordinary shares A. As of December 31, 2002, options based on 2,952,653 ordinary shares A remained outstanding. The phantom options have a four-year vesting period and vest 1/48 each month. The phantom options may be exercised during the period specified in the option certificate, but in no event later than ten years following the date of the grant. Upon exercise of the phantom options, we may elect to issue such number of our ordinary shares A or shares of United's Class A common stock as is equal to the value of the cash difference in lieu of paying the cash.

        The UPC Phantom Plan expires June 1, 2003; however, similar to the UPC Plan, all options outstanding under the UPC Phantom Plan will be cancelled in connection with our reorganization.

        chello broadband Stock Option Plans. chello broadband has adopted a stock option plan and a phantom stock option plan. All the shares underlying these stock option plans are held by a stock option foundation that administers chello broadband's stock option plans. Proceeds realized by the foundation upon exercise of the options will be remitted to chello broadband. In 2001, our Supervisory Board determined that the fair market value of a chello broadband ordinary share would be based on the fair market value of our ordinary shares A using a ratio of 4.31 per chello broadband share to 2.87 per ordinary share A or approximately 1.5. Such decision was made following the determination not to have an initial public offer for chello broadband. As a result, all grants completed in 2001 and future grants under the chello broadband plans will have exercise prices equal to approximately 1.5 of the fair market value of our ordinary shares A. chello broadband will liquidate the foundation in 2003, returning all shares to chello broadband to administer in the event any options are exercised.

        chello broadband Phantom Stock Option Plan. chello broadband's phantom stock option plan is administered by our Supervisory Board. The phantom stock options have a four-year vesting period and vest 1/48 each month and may be exercised during the period specified in the option certificate. All options must be exercised within 90 days after the end of employment. If such employment continues, all options must be exercised not more than ten years following the effective date of grant. This plan gives the employee the right to receive payment equal to the difference between the fair market value of a share and the exercise price for the portion of the rights vested. chello broadband, at its sole discretion, may make the required payment in cash, freely tradable shares of United's Class A common stock or our ordinary shares A, or, if chello broadband's shares are publicly traded, its freely tradable ordinary shares. If chello broadband chooses to make a cash payment, at a time when its stock is publicly traded, employees have the option to receive an equivalent number of chello broadband's freely tradable ordinary shares instead. At December 31, 2002, phantom options representing 842,312 ordinary shares A were outstanding. This Plan expires June 1, 2003. Options outstanding prior to such date shall continue to be recognized, but no new grants may be made thereafter.

        chello broadband Equity Option Plan.     Under chello broadband's equity option plan, our Supervisory Board may grant stock options to chello broadband employees, on the recommendation of chello broadband's Board of Management and subject to approval of chello broadband's priority shareholders. To date, chello broadband has granted options for 550,000 ordinary shares under its equity option plan, of which 461,459 are outstanding at December 31, 2002, and of the options exercised certificates evidencing the economic value of 88,541 shares have been sold to us. Options under chello broadband's equity option plan are granted at fair market value at the time of grant unless determined otherwise by our Supervisory Board. All the shares underlying the chello broadband Plan are held by Stichting Administratiekantoor chello broadband, a stock option foundation, which administers the chello broadband Plan. Each option represents the right to acquire from the foundation a certificate representing the economic value of one share.

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

        UGC Stock Option Plan.     On June 1, 1993, UGC Holdings' board of directors adopted its 1993 Stock Option Plan (the "UGC Employee Plan). United adopted the UGC Employee Plan on January 30, 2002, and the options granted thereunder are now exercisable for United's common stock. The UGC Employee Plan provides for the grant of options to purchase shares of United's Class A common stock and shares of

United's Class B common stock to United's employees and consultants who are selected for participation in the UGC Employee Plan. The UGC Employee Plan is construed, interpreted and administered by the compensation committee of United.

        Under the UGC Employee Plan, options to purchase up to 39,200,000 shares of United's Class A common stock, of which options for up to 3,000,000 shares of United's Class B common stock, may be granted to employees and consultants by the United compensation committee. The United compensation committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options (subject to the 3,000,000 share limit on the number of shares of Class B common stock), the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the options. At December 31, 2002, United's employees had outstanding options to purchase an aggregate of 13,950,896 shares of United's Class A common stock at exercise prices ranging from USD1.40 to USD86.50 per share and outstanding options to purchase an aggregate of 3,000,000 shares of Class B common stock at exercise prices ranging from USD4.75 to USD5.00 per share. In general, the options granted vest in 48 equal monthly installments following the date of grant and are for a maximum term of 10 years. For options granted in 2000 and thereafter, however, the vesting period is 1/8 of the shares at six months from grant date and the remaining shares in 42 equal monthly installments thereafter.

        Austar United Executive Share Option Plan.     Austar United adopted the Austar United Plan in June 1999. Under the Austar United Plan, the Austar United board of directors may grant options to Austar United employees and directors. At December 31, 2002, Austar United had options for 48,180,376 ordinary shares outstanding under the Austar United Plan. The number of shares available for the granting of options is determined by the Austar United board of directors, subject to a maximum of 6% of the outstanding Austar United ordinary shares. The Austar United board of directors has discretion to determine the employees and directors to whom options are granted, the number of shares subject to options, the exercise price of the options, the exercise period (which may not exceed 10 years from grant date) and certain other provisions relating to the options. Any grants to directors, however, are subject to shareholder approval. In general, options granted under the Austar United Plan vest over four years in 48 equal monthly installments. If an employee's employment terminates other than in the case of death or disability or the like, all unvested options lapse and all vested options must be exercised within 90 days of the termination date.

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

Compensation of Supervisory Board Members

        We compensate the members of our Supervisory Board 12,000 per year of service on the Supervisory Board. In addition, members receive 1,500 for each board meeting attended in person and 750 for each telephonic board meeting attended. Fees to Supervisory Board members, who are also employees of United or UGC Holdings, are paid to United. We reimburse all members of our Supervisory Board for travel and out-of-pocket expenses in connection with their attendance at meetings of the Supervisory Board.

Compensation of Board of Management Members

        The aggregate Fiscal 2002 salary compensation and bonuses for the entire Board of Management was approximately 3.9 million. Board of Management members may also receive options for our ordinary shares A or securities of our affiliates. See "Stock Option Plans" above. In addition, we provide our executive officers with automobile allowances and other benefits. Expatriates also receive housing allowances, foreign tax equalization payments, and other compensation relating to their foreign assignments. In April 2001, an amount of 48,000 per year in respect of fees for members of the Board of Management was set by us as a reasonable compensation for specific Board of Management duties. There was no change in overall actual salary associated with this fee. Members of the Board of Management receive no additional compensation for serving thereon.

Compensation Committee Interlocks and Insider Participation

        UGC Holdings and we have a secondment arrangement, pursuant to which certain U.S. citizens employed by UGC Holdings are seconded to us. Such secondment arrangement is now with United as the assignee of UGC Holdings. See "Certain Transactions and Relationships–Relationship with United and UGC Holdings and Related Transactions." The members of our management who are employees of United have their compensation set by United's compensation committee. Our compensation committee is composed of Mr. Fries, Ms. Spangler and Ms. Wildes, each of whom is a member of the Supervisory Board. John P. Cole, Jr. and John Dick, each a director of United and a member of United's compensation committee, are members of our Supervisory Board. With the exception of Messrs. Cole and Dick, none of the members of our compensation committee, the United compensation committee or our Supervisory Board has served as a director or member of a compensation committee of another company that had any executive officer that was also one of our Supervisory Directors or a member of the compensation committee of United.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of all classes of our voting securities as of January 31, 2003, by (1) each shareholder who is known by us to own beneficially more than 5% of the outstanding shares of each class at such date; (2) each of our Supervisory Directors; (3) each of our named executive officers; and (4) all of our Supervisory Directors and executive officers as a group. Because Messrs. Cole, Dick, Fries and Ms. Wildes are directors of United, they may be deemed to beneficially own UPC ordinary shares held by United. In each case, they disclaim any beneficial ownership of such shares and this table does not include those shares.

        Holders of our Series 1 Convertible Class A preference shares may convert the preference shares into our ordinary shares A. The conversion rate is based on the liquidation preference of the preference shares on the date of conversion. A holder would receive approximately 3,837 ordinary shares A for each preference share if it was converted on January 31, 2003. For purposes of this table, we have assumed that the preference shares may be converted into ordinary shares within 60 days of January 31, 2003. Each preference share is entitled to cast one hundred votes at a general meeting of shareholders and shall vote together with all of our other classes of stock.

        Such share ownership information includes ordinary shares A that may be acquired within 60 days of January 31, 2003, through either UPC options or phantom options, conversion of outstanding preference shares or exercise of warrants. Our phantom options are payable in either cash or ordinary shares A, at our election. Shares issuable within 60 days upon exercise of options, phantom options or warrants and conversion of preference shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of the persons beneficially owning such securities, but have not been deemed to be outstanding for the purposes of computing the percentage ownership or overall voting power of any other person.

	Ordinary Shares A
Beneficial Owner	Number	Percentage of Class(1)
John P. Cole, Jr.	14,575	*
Richard de Lange	–	–
John W. Dick	–	–
Michael T. Fries(2)	9,153	*
Ellen P. Spangler(3)	90,000	*
Tina Wildes(4)	153,000	*
Charles H.R. Bracken(5)	993,750	*
Nimrod J. Kovacs(6)	1,172,207	*
Gene Musselman(7)	565,670	*
Shane O'Neill(8)	787,500	*
John F. Riordan(9)	1,902,295	*
Anton M. Tuijten(10)	364,468	*
All directors and executive officers as a group (12 persons)	6,052,518	1.35%
UnitedGlobalCom, Inc.(11)(12)	375,737,324	64.37%

	Series 1 Convertible Class A Preference Shares
	Number	Percentage of Class(16)
UnitedGlobalCom, Inc.(12)(13).	6,783	54.70%
Motorola UPC Holdings, Inc.(14).	3,500	28.23%
Liberty UPCOY, Inc.(15)	2,117	17.07%

*
Less than 1%

(1)
The figures for the percent of shares are based on 443,417,525 ordinary shares A outstanding on March 1, 2003.

(2)
Includes 9,153 ordinary shares A owned by Mr. Fries' spouse.

(3)
Includes currently exercisable options for 45,000 ordinary shares A and phantom options based on 45,000 ordinary shares A, all of which are vested.

(4)
Includes phantom options based on 153,000 ordinary shares A, all of which are vested.

(5)
Includes currently exercisable options for 1,200,000 ordinary shares A, of which options for 206,250 are subject to UPC's repurchase right.

(6)
Includes phantom options based on 600,000 ordinary shares A, all of which are vested, and currently exercisable options for 800,000 ordinary shares A, of which options for 229,167 shares are subject to UPC's repurchase right.

(7)
Includes phantom options based on 112,500 ordinary shares A, of which 91,406 are vested, and currently exercisable options for 617,000 ordinary shares A, of which options for 229,167 shares are subject to UPC's repurchase right.

(8)
Includes currently exercisable options for 1,050,000 ordinary shares A, of which options for 262,500 are subject to UPC's repurchase right.

(9)
Includes currently exercisable options for 1,759,375 ordinary shares A, of which options for 595,834 shares are subject to UPC's repurchase right. Also includes 3,660 ordinary shares A owned by Mr. Riordan's spouse.

(10)
Includes currently exercisable options for 436,500 ordinary shares A, of which options for 87,500 are subject to UPC's repurchase right.

(11)
Includes 26,365,824 ordinary shares A issuable upon conversion of preference shares if converted March 31, 2003 (includes preference shares United acquired in February 2003) and 3,269,270 ordinary shares A issuable upon exercise of warrants, and 110,650,021 ordinary shares A issuable upon conversion of the Exchangeable Loan if converted March 31, 2003.

(12)
The address United is 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237, USA.

(13)
Includes shares United acquired in February 2003.

(14)
The address of Motorola UPC Holdings, Inc. is 101 Tournament Drive, Building 1, Horscham, PA 19044, USA.

(15)
The address of Liberty UPCOY, Inc. is 12300 Liberty Boulevard, Englewood, CO 80112, USA.

(16)
The figures for the percent of preference shares are based on 12,400 shares outstanding on March 1, 2003.

        No equity securities in our parent or any of our subsidiaries, including directors' qualifying shares, are owned by any of our executive officers or directors, except as stated below. The following discussion sets forth ownership information as of January 31, 2003 and within 60 days thereof with respect to options.

        The following officers and directors beneficially own common stock, and options to purchase Class A common stock of United: (1) Mr. Fries–14,182 shares of Class A common stock, options for 2,400,000 shares of Class A common stock of which 1,014,751 shares are exercisable; (2) Mr. Cole–139,035 shares of Class A common stock and options for 220,000 shares of Class A common stock of which 146,875 are exercisable; (3) Ms. Spangler–56,526 shares of Class A common stock and options for 1,141,128 shares of Class A common stock of which 579,475 are exercisable; (4) Ms. Wildes–53,683 shares of Class A common stock, 416,956 shares of Class B common stock and options for 749,404 shares of Class A common stock of which 390,027 are exercisable (Ms. Wildes disclaims beneficial ownership to shares held by her spouse and a trust in which she is a beneficiary, which are included in the foregoing numbers); (5) Mr. Riordan–782,183 shares of Class A common stock and options for 266,720 shares of Class A common stock of which 179,219 are exercisable; and (6) Mr. Kovacs–76,402 shares of Class A common stock and options for 203,598 shares of Class A common stock and options for 66,402 shares of Class B common stock of which all are exercisable.

        Each share of United Class A common stock has one vote and each share of United Class B common stock has 10 votes. United also has outstanding shares of Class C common stock which has 10 votes per share; however, holders of the Class C common stock are subject to a standstill agreement with United. Each person holds less than 1% of United outstanding common stock and less than 1% of the voting power thereof. Because Mr. Fries and Ms. Wildes are parties to a founders agreement with certain other United shareholders, they may be deemed, together with the other parties thereto, to beneficially own 13,869,131 shares of Class A common stock, which includes options exercisable for shares of Class A common stock and shares of Class B common stock and 8,198,016 shares of Class B common stock of United. Such shares represent 3.1% of United's voting power.

        The following officers and directors beneficially own options to purchase ordinary shares of chello broadband as of January 31, 2003: Mr. Riordan-options to purchase 300,000 ordinary shares. Such ownership is less than 1% of chello broadband's outstanding ordinary shares. Also, the following officers and directors beneficially own shares of Priority Telecom as of January 31, 2003: Mr. Tuijten–20 ordinary shares, which ownership is less than 1% of Priority Telecom's outstanding ordinary shares and Mr. Riordan–533 ordinary shares, which ownership is less than 1% of Priority Telecom's outstanding shares.

Item 13.    Certain Relationships and Related Transactions

Executive Officer and Director Transactions

        John F. Riordan Transactions with UGC Holdings.     Pursuant to the terms of four promissory notes, a subsidiary of United loaned USD4,000,000 on November 22, 2000, USD1,200,000 on January 29, 2001, andUSD$3,500,000 on April 4, 2001, respectively, to John F. Riordan, then a director. Such loans allowed Mr. Riordan to meet certain personal obligations in lieu of selling his shares in UGC Holdings or in UPC. Pursuant to an extension granted by the note holder, these non-recourse notes are payable upon demand and in any event on July 22, 2003. The notes accrue interest at 90-day London Interbank Offer Rate plus either 2.5% or 3.5% as determined in accordance with the terms of each note. The aggregate outstanding balance on the loans as of March 1, 2003 is USD9,779,809.

        Charles H.R. Bracken.     In March 2001, we confirmed our agreement that in the event the employment of Charles H.R. Bracken, a named executive officer, is terminated for any reason other than cause, we would pay Mr. Bracken a cash bonus equal to the difference between USD1,000,000 and his pre-tax gain on the exercise and sale of Mr. Bracken's vested UPC options. Mr. Bracken and we have agreed to structure an arrangement whereby Mr. Bracken can receive a portion of his bonus prior to the end of the initial term of his current employment contract. In May 2002, UPC paid Mr. Bracken USD750,000 of the bonus and the remaining USD250,000 of the bonus was paid in March 2003.

        Anton M. Tuijten.     We loaned to Mr. Tuijten, an executive officer, 102,600 on March 26, 1999 and 361,500 on September 17, 1999, respectively. These loans enabled Mr. Tuijten to pay taxes due with respect to grants of options for our ordinary shares A made in 1999. These loans were made on the same terms as UPC loans made to other recipients of stock options subject to Dutch tax liabilities. In April 2002, UPC forgave all loans to recipients of stock options, including Mr. Tuijten's. At the time the loan was forgiven, the aggregate outstanding loan balance was 494,478.

        Supervisory Directors' Interest in Regent Transaction.     On October 21, 2002, UPC Programming B.V. and UPC Distribution Holding B.V., entered into a term sheet with Regent Worldwide Sales LLC ("Regent") for the creation of a fifty-fifty joint venture to create and distribute an alternative life-style digital broadband channel. The term sheet contemplates the parties entering into long form agreements for the joint venture and the distribution. On October 18, 2002, an independent committee of our Supervisory Board approved entering into the transaction. The independent committee was deemed necessary as Mr. John P. Cole Jr., a Supervisory Director, and Mr. G. Schneider, the advisor to the Supervisory Board, own 3.73% and 20.79%, respectively, of Advance Display Technologies, Inc., a public company listed on Nasdaq, which is proposing to merge with an affiliate of Regent. As a result of the merger, it is expected that such persons will dilute their current shareholdings in the aggregate to less than 5% of the combined companies.

Relationship With United and UGC Holdings and Related Transactions

        United is the largest broadband communications provider of video, voice and data services outside of the U.S. With operations in numerous countries, United's networks reach more than 19 million homes and businesses and serve approximately 11 million video customers. In addition, as of December 31, 2002, United's telephony business had approximately 0.9 million telephony access lines and its high speed Internet access business had approximately one million subscribers. United's significant operating subsidiaries, held through UGC Holdings, include us (64.4% owned on a fully diluted basis), one of the largest pan-European broadband communications companies; and VTR GlobalCom (100% owned) the largest cable television and competitive telephony provider in Chile. Also, United holds an interest in Austar United (55.8% combined direct and indirect), a satellite, cable television and telecommunications provider in Australasia.

        Control by United and UGC Holdings.     Immediately prior to our initial public offering, UGC Holdings held effectively all of the voting control over us and held all of our issued and outstanding ordinary shares A other than approximately 7.7% of such shares that were registered in the name of the stock option foundation to support our Equity Stock Option Plan. The foundation has since been liquidated and all remaining shares held by the foundation are now owned by UGC Holdings. As of March 1, 2003, including ordinary shares A issuable upon conversion of preference shares, exercise of warrants and conversion of the Exchangeable Notes, United, together with its subsidiary UGC Holdings, owns approximately 64.37% of our outstanding ordinary shares A, all of our outstanding priority shares and approximately 54.7% of our outstanding preference shares. Following our reorganization, United will own approximately 65.5% of New UPC of which we will become a subsidiary. Because we are a strategic holding of United, United will continue to control us for the foreseeable future.

        We currently hold approximately 5.6 million shares of United's Class A common stock, which currently represents approximately 5.1% of United's outstanding Class A common stock.

        Agreements with UGC Holdings and United.     Subject to certain limitations, UGC Holdings may require us to file a registration statement under the Securities Act of 1933 with respect to all or a portion of our ordinary shares A or ADSs owned by UGC Holdings, and we are required to use our best efforts to effect such registration, subject to certain conditions and limitations. We are not obligated to effect more than three of these demand registrations using forms other than Form S-3 or F-3, as the case may be. UGC Holdings may demand registration of such securities an unlimited number of times on Form S-3 or F-3, as the case may be, except that we are not required to register our ordinary shares A owned by UGC Holdings on Form S-3 more than once in any six-month period. UGC Holdings also has the right to have our ordinary shares A that we own included in any registration statement we propose to file under the Act except that, among other conditions, the underwriters of any such offering may limit the number of shares included in such registration. We have also granted UGC Holdings rights comparable to those described above with respect to the listing or qualification of the ordinary shares A held by UGC Holdings on the Official Segment of the Stock Market of Euronext Amsterdam N.V. or on any other exchange and in any other jurisdiction where we previously have taken action to permit the public sale of its securities.

        UGC Holdings incurs certain overhead and other expenses at the corporate level on behalf of us and our other operating companies. These expenses include costs not readily allocable among the operating companies, such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. UGC Holdings also incurs direct costs for its operating companies such as travel expenses and salaries for UGC Holdings employees performing services on behalf of its respective operating companies. UGC Holdings and us are parties to a management services agreement, with an initial term through 2009, pursuant to which UGC Holdings will continue to perform these services for us. Under the management services agreement, we will pay UGC Holdings a fixed amount each month as its portion of such unallocated expenses. For the year ended December 31, 2002, this fixed amount was USD300 per month. The fixed amount may be adjusted from time to time by UGC Holdings to allocate these corporate level expenses among UGC Holdings' operating companies, including us, taking into account the relative size of the operating companies and their estimated use of United's resources. In addition, we will continue to reimburse United for costs incurred by United that are directly attributable to us. As part of such costs, in 2002 we reimbursed United USD3,500 for our portion of the premium for directors and officers insurance.

        United, as assignee of UGC Holdings, and a subsidiary of ours are also parties to a secondment agreement that specifies the basis upon which United may second certain of its employees to us or our affiliates. United's secondment of employees helps us attract and retain U.S. citizens and other employees. Our subsidiary is generally responsible for all costs incurred by United with respect to any seconded employee's employment and severance. United may terminate a seconded employee's employment if the employee's conduct constitutes willful misconduct that is materially injurious to United. During the year ended December 31, 2002, our subsidiary incurred approximately 9.4 million for costs associated with the seconded employees, which costs were reimbursable to United.

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

        Relationship with United.     In May 2001, we completed the placement with Liberty Media Corporation of USD1,255 million 6% Guaranteed Discount Notes due 2007 or the Exchangeable Loan, receiving proceeds of 1.0 billion (USD856.8 million). The holder of the Exchangeable Loan has the right to exchange the notes, which were issued by our wholly-owned subsidiary Belmarken Holding B.V., into ordinary shares A under certain circumstances at 8.0 (USD6.85) per share. The Exchangeable Loan was transferred to United on January 30, 2002, as part of a transaction between Liberty Media Corporation, the original holder of the Exchangeable Loan, and United. As a result of the transfer, United may exchange the notes for ordinary shares A at 8.0 (USD6.85) per share at any time. The outstanding balance of approximately 881 million (USD951.3 million) is held by United as of February 28, 2003.

        In addition to the Exchangeable Loan, in the January 30, 2002 transaction Liberty Media Corporation also contributed to United approximately USD1.435 billion face amount of our senior notes and approximately 263.1 million face amount of our senior discount notes. As a result, we owe these obligations represented by such senior notes and senior discount notes to United.

        On February 1, 2002, we signed the Memorandum of Understanding with United and UGC Holdings. The Memorandum of Understanding is a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of our senior notes and senior discount notes to attempt to reach agreement on a means to restructure our indebtedness at the holding company level.

        During the month of March 2002, we met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of our senior notes and senior discount notes, and a steering committee representing the holders of our senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and their advisors and the steering committee and their advisors completed the due diligence about us and our current financial condition.

        On September 30, 2002, we announced that a binding agreement had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for us. If implemented under its current terms, the agreed recapitalization will substantially delever our balance sheet, eliminating approximately 4.1 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 351.5 million, 894.5 million of Exchangeable Loan debt, and 1.7 billion of convertible preference shares all amounts as of December 31, 2002 in exchange for equity issued by New UPC. The agreement consists primarily of the following key terms:

  •
  United would receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.5 billion in our notes including accrued interest on the senior notes and its 894.5 million Exchangeable Loan as of December 31, 2002;

  •
  third-party noteholders would receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.9 billion of the Company's notes (including accrued interest on the senior notes) as of December 31, 2002;

  •
  approximately 2% of New UPC's pro forma equity would be available for our existing preferred and ordinary shareholders, including United;

  •
  in addition, United would agree to purchase up to 100 million in New UPC common stock (the "Maximum Subscription Amount") at the consummation of our restructuring subject to reduction if we sold any assets or raised any non-dilutive capital in the interim. United would purchase the stock at the valuation implied by the restructuring. The third party noteholders would have the option to participate pro rata in the equity issuance; and

  •
  the third-party noteholders will have certain board representation and minority rights in New UPC.

        In addition the restructuring agreement contains an agreement by the parties (other than us) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Exchangeable Loan while the restructuring agreement remains in effect.

        In February 2003, we agreed to sell our interests in SBS for 100,000,000 to United prior to the completion of our restructuring. Such shares currently represent an approximately 21.2% interest in SBS. SBS creates, acquires, packages and distributes programming and other media content in many of our territories and elsewhere in Europe via commercial general entertainment television channels, radio stations and the Internet. Consummation of the sale prior to completion of our restructing would eliminate the rights of other UPC bondholders to participate in a New UPC equity issuance.

Relationship with chello broadband

        Agreements with chello broadband. chello broadband and we have entered into various agreements to regulate our ongoing relationship. These agreements include a Relationship Agreement entered into in May 2000, Standard Term Sheets and Franchise Agreements involving our local cable operators and chello broadband, entered into in May 2000, and a Revised Term Sheet involving our local cable operators and chello broadband, entered into in December 2001 in connection with the transfer of certain assets relating to internet access services from chello broadband to our cable distribution division (the "CTO Transfer"), and an Operating Agreement entered into in November 2002.

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

        In connection with the transfer of the internet access assets from chello broadband to our local cable operators in the CTO Transfer, the split of such fees was readjusted in December 2001 generally to 80% to our local cable operators and 20% to chello broadband.

        For interactive services, chello broadband agreed to subsidize each digital set-top computer installed to facilitate the provision of interactive services by agreeing to pay 25% of the manufacturing cost for each digital set-top computer installed and 25% of the direct cost for initial installation of each subsidized digital set-top computer. This obligation was removed in connection with the CTO Transfer, as specified in the Operating Agreement.

        For two-way services (voice, video and dial-up internet delivered by TCP/IP or any successor protocol), chello broadband and we will agree on economic terms on a case-by-case basis before launching these services.

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

        Relationship Agreement between chello broadband and United.     In May 2002, chello broadband and UGC Holdings entered into a Relationship Agreement to regulate their ongoing relationship with respect to chello broadband providing specified services through affiliates of UGC Holdings, other than through us and our affiliates, and releasing chello broadband from certain territorial restrictions. The chello broadband services include internet access, interactive services and two-way voice and video services. At this time, there are no outstanding franchise agreements with chello broadband for the provision of such services. In addition, on October 10, 2002, in consideration of the transfer of rights from United Internet Holdings, Inc., an indirect wholly-owned subsidiary of United, to us necessary to eliminate United's territorial restrictions on chello broadband's business, UPC transferred 4,838,946 chello broadband class B ordinary shares to United Internet Holdings, representing 14.3% of chello broadband's issued share capital. As a result of the transfer of the class B ordinary shares to United Internet Holdings, we have owned approximately 83.9% of chello broadband since October 10, 2002. Including shares owned by the chello Foundation, we own approximately 85.3% of the chello broadband ordinary shares on a fully diluted basis subsequent to such date.

Post Restructuring Relationships with New UPC

        Upon completion of our restructuring, it is contemplated that New UPC will enter into agreements with United, UGC Holdings and other of our affiliates. It is contemplated that New UPC will become a party to the registration rights, management, secondment, non-competition and accounting agreements described above in "Relationship with United and UGC Holdings and Related Transactions," or substantially similar successor agreements. There can be no assurance that our restructure will be completed on its anticipated terms. Therefore, any arrangements actually entered into upon completion of the restructuring may differ from those described below.

        Related Party Transaction Committee.     It is contemplated that, for a period beginning on the effective date of the restructuring and ending on the third anniversary of such effective date, New UPC's Certificate of Incorporation and By-laws will, to the extent consistent with the rules of NASDAQ, establish a five member committee with authority to approve related party transactions (the "Related Party Transaction Committee"). New UPC will not be permitted to enter into any related party transaction, if that related party transaction is not approved by four of the five members of the Related Party Transaction Committee. Notwithstanding the foregoing, if the Related Party Transaction Committee does not approve a proposed related party transaction, a majority of the full Board of Directors will be able to submit the related party transaction to New UPC's stockholders. If a majority of New UPC's shareholders, including a majority of the disinterested shareholders, vote to approve with respect to such related party transaction, New UPC will be able to enter into the related party transaction.

        New UPC's Certificate of Incorporation and By-Laws will provide that, for a period beginning on the date our restructuring is completed and ending on the third anniversary thereof, the provisions of New UPC's Certificate of Incorporation and By-Laws relating to the Related Party Transaction Committee will not be amended unless, prior to such amendment, the proposed amendment is approved by four of the five members of the Related Party Transaction Committee.

        Certificate of Incorporation Provisions Relating to Corporate Opportunities and Interested Directors.     In order to address potential conflicts of interest between New UPC and its affiliates, on the one hand, and United and its affiliates, on the other hand, it is contemplated that New UPC's Certificate of Incorporation will contain provisions regulating and defining the conduct of New UPC's and its affiliates' affairs as they may involve United, its affiliates, and its officers and directors, and New UPC's powers, rights, duties and liabilities and those of New UPC's officers, directors and shareholders in connection with New UPC's relationship with United and its affiliates. In general, it is contemplated that these provisions will recognize that New UPC and its affiliates, on the one hand, and United and its affiliates, on the other hand, may engage in the same or similar business activities and lines of business, have an interest in the same areas of corporate opportunities and that New UPC and its affiliates, on the one hand, and United and its affiliates, on the other hand, will continue to have contractual and business relations with each other, including service of officers and directors of United and its affiliates serving as New UPC's directors.

        It is contemplated that New UPC's Certificate of Incorporation will provide that, subject to any contractual provision to the contrary, United and its affiliates will have no duty to refrain from: (i) engaging in the same or similar business activities or lines of business as New UPC and its affiliates; (ii) doing business with any of New UPC's and its affiliates' clients or customers; or (iii) employing or otherwise engaging any of New UPC's and its affiliates' officers.

        It is further expected that New UPC's Certificate of Incorporation will provide that neither United, its affiliates, nor any officer or director of United or its affiliates, will be liable to New UPC or New UPC's stockholders for breach of any fiduciary duty by reason of any such activities. New UPC's Certificate of Incorporation will provide that United and its affiliates are not under any duty to present any corporate opportunity to New UPC which may be a corporate opportunity for United or any of its affiliates on the one hand, and New UPC, on the other hand, and United and its affiliates will not be liable to New UPC or New UPC's shareholders for breach of any fiduciary duty as New UPC's shareholder by reason of the fact that United or its affiliates pursues or acquires that corporate opportunity for itself or themselves directs that corporate opportunity to another person or does not present that corporate opportunity to New UPC or its affiliates.

        It is contemplated that, when one of New UPC's directors or officers who is also a director or officer of United or any of its affiliates learns of a potential transaction or matter that may be a corporate opportunity for both New UPC and United or any of their respective affiliates, New UPC's Certificate of Incorporation will provide that the director or officer will have met his or her fiduciary duties if he or she acts in good faith in a manner consistent with the following policy: a corporate opportunity offered to any of New UPC's or any of its affiliates' officers or directors who is also an officer or director of United or any of its affiliates will belong to New UPC or New UPC's affiliate, as applicable, only if such opportunity is expressly offered to that person solely in his or her capacity as a director or officer of New UPC or its affiliate.

        New UPC's Certificate of Incorporation is also expected to authorize New UPC and its affiliates to enter into contracts, agreements, arrangements or transactions between New UPC or its affiliate on the one hand, and United or its affiliates, on the other hand. Subject to the policy described above, except as otherwise required by law, and except as United or their affiliates, on the one hand, and New UPC or its affiliates, on the other and, may otherwise agree in writing, no such agreement, or the performance thereof by New UPC and its affiliates, or United and its affiliates, would be considered contrary to any fiduciary duty of any director or officer of New UPC who is also a director, officer or employee of United or any of its affiliates or to any stockholder thereof. Subject to the policy described above, to the fullest extent permitted by law, and except as United or its affiliates, on the one hand, and New UPC or its affiliates, on the them hand, may otherwise agree in writing, none of United or any of its affiliates would have or be under fiduciary duty to refrain from entering into any agreement or participating in any transaction referred to above and no director, officer or employee of New UPC who is also a director, officer or employee of United or any of its affiliates would have or be under any fiduciary duty to New UPC refrain from acting on behalf of New UPC or of any of its affiliates in respect of any such agreement or transaction or performing any such agreement in accordance with its terms.

        It is contemplated that, until the time that United ceases to be entitled to 20% or more of the votes entitled to be cast, the affirmative vote of the holders of 80% of the votes entitled to be cast is required to alter, amend or repeal, or adopt any provision inconsistent with the corporate opportunity and interested director provisions described above; however, after United no longer beneficially owns shares entitling it to cast 20% of the votes entitled to be cast by the then outstanding common stock, any such alteration, adoption, amendment or repeal would be approved if a quorum is present and the votes favoring the action exceed the votes opposing it. Accordingly, until such time, so long as United controls at least 20% of the votes entitled to be cast, it could prevent any such alteration, adoption, amendment or repeal.

        Stockholders Agreement.     United and certain other shareholders of UPC intend to enter a stockholders agreement upon the completion of the restructuring. The stockholders agreement would provide certain stockholders with certain rights (the "Tag-Along Rights") for the sale of their shares of New UPC common stock in the event that United or its subsidiaries (the "UGC Group") propose to sell 5% or more of the outstanding shares of New UPC common stock. The Tag-Along Rights would be available to any eligible holder of New UPC common shares that agrees to become party to the Stockholders Agreement on or prior to the restructuring. If the UGC Group proposes to transfer at least 5% of its interest in New UPC to persons other than permitted transferees, then the other parties to the Stockholders Agreement would be entitled to transfer a proportionate amount of their interest in New UPC to the same purchaser on no less favorable terms.

Item 14.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

  The Company's management team continues to review the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") and the effectiveness of those disclosure controls and procedures. Within the 90 days prior to the date of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002, the Company conducted an evaluation, under the supervision of, and with the participation of, the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company each concluded that the Company's disclosure controls and procedures are effective.

(b)
Changes in internal controls.

  There were no significant changes in the Company's internal controls or in other factors which could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Index to Financial Statements and Financial Statement Schedules

        The index to financial statements is located on page F-1.

(b)  Reports on Form 8-K

        Reports on Form 8-K filed during the quarter:

Date Filed	Date of Report	Item Reported
November 8, 2002	November 1, 2002	Item 5–Announcement that UPC did not make interest payment of EUR 36.2 million due November 1, 2002 on its outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009.
December 3, 2002	December 3, 2002
Item 3–Announcement that UPC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, a pre-negotiated plan of reorganization, and a related disclosure statement with the United States Bankruptcy Court for the Southern District of New York, and a proposed Akkoord with the Amsterdam Court (Rechtbank) under the Dutch Faillissementswet (the "Dutch Bankruptcy Code").
December 23, 2002	December 23, 2002
Item 3–Announcement that UPC (i) together with New UPC, Inc., filed a first amended plan of reorganization and a related first amended disclosure statement with the United States Bankruptcy Court for the Southern District of New York and (ii) submitted a revision to the draft Akkoord to the Amsterdam Court (Rechtbank) under the Dutch Bankruptcy Code.

(c)  Exhibits

3.1(a)	Amended and Restated Articles of Association of UPC.(1)
3.1(b)	Amendment to the Articles of Association of UPC dated March 17, 2000.(2)
3.1(c)	Amendment to the Articles of Association of UPC dated December 7, 2000.(3)
3.1(d)	Amendments to Articles of Association of UPC dated February 19, 2003.
4.1	Form of Deposit Agreement.(4)
4.2	Excerpt from unanimous resolution of the Board of Management of UPC setting forth the terms of the Series 1 Convertible Class A Preference Shares.(3)
4.3	Form of Warrant Agreement to Purchase Ordinary Shares A of UPC.(3)
4.4	Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee with respect to 10 7/8% Senior Notes.(5)
4.5	Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as Trustee with respect to 12 1/2% Senior Discount Notes.(5)

4.6	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 10 7/8% Senior Notes due 2007.(6)
4.7	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 11 1/4% Senior Notes due 2009.(6)
4.8	Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee with respect to 13 3/8% Senior Discount Notes due 2009.(6)
4.9	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/2% Senior Notes due 2010.(7)
4.10	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/4% Senior Notes due 2010.(7)
4.11	Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 13 3/4% Senior Discount Notes due 2010.(7)
10.1
Senior Secured Credit Facility dated as of October 26, 2000, among UPC Distribution Holding B.V., UPC Financing Partnership and Toronto Dominion Bank Europe Limited and Toronto Dominion (Texas), Inc. as Facility Agents for EUR 3.5 billion, EUR 95.0 million and USD 347.5 million ("UPC Distribution Bank Facility").(8)
10.2
Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philips Media B.V. ("Philips Media"), Philips Media Network B.V. ("Philips Networks"), Joint Venture, Inc. ("JVI") and UPC.(9)
10.3	Tax Liability Agreement dated October 7, 1997, between UPC, Philips Media, Philips Coordination Center, Philips Networks, United International Holdings, Inc. ("UGC Holdings"), and JVI.(10)
10.4	Form of Shareholders Agreement among UPC, DIC and PEC.(10)
10.5	Standstill Agreement dated as of February 12, 1999 between UPC and Microsoft Corporation.(11)
10.6	Form of Master Seconded Employee Services Agreement.(12)
10.7	Form of UGC Registration Rights Agreement.(4)
10.8	Form of UGC Management Services Agreement.(12)
10.9	Agreement dated as of February 11, 1999 between UGC Holdings and UPC.(13)
10.10	Release dated February 22, 2001 between UGC Holdings, UPC, Liberty Media Corporation and Liberty Media International, Inc.(14)
10.11	Agreement, dated as of June 25, 2000, among UGC Holdings, Liberty Media International, Inc. and Liberty Media Corporation.(15)
10.12
Indenture dated as of July 14, 1998, between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2008 and its 14 1/2% Series B Senior Discount Notes due 2008.(16)
10.13	Indenture dated as of January 20, 1999, between @Entertainment and Bankers Trust Company relating to @Entertainment's Series C Senior Discount Notes due 2008.(17)
10.14
Indenture dated as of January 27, 1999, between @Entertainment and Bankers Trust Company relating to @Entertainment's 14 1/2% Senior Discount Notes due 2009 and its 14 1/2% Series B Senior Discount Notes due 2009.(17)

10.15	Share Purchase Agreement between the Sellers represented by EQT Scandinavia Limited and UPC.(5)
10.16	UPC Phantom Stock Option Plan, March 20, 1998.*(10)
10.17	Amended Stock Option Plan dated February 8, 1999, between UPC and Stichting Administratie Kantoor UPC.*(13)
10.18	chello broadband N.V. Foundation Stock Option Plan adopted on June 23, 1999.*(18)
10.19	chello broadband N.V. Phantom Stock Option Plan effective June 19, 1998.*(18)
10.20	Executive Service Agreement between UPC and Charles Bracken dated March 5, 1999.*(18)
10.21	Executive Service Agreement between UPC Services Limited and Shane O'Neill dated November 3, 1999.*(18)
10.22	Loan Agreement between chello broadband N.V. and M. L. Schneider dated August 1999.(18)
10.23
First Amended and Restated Agreement and Plan of Merger dated August 11, 2000 between UPC, Priority Telecom, N.V. ("Priority"), Priority Acquisition Subsidiary, Inc. ("Merger Sub") and Cignal Global Communications, Inc. ("Cignal").(18)
10.24	First Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of August 29, 2000 between UPC, Priority, Merger Sub and Cignal.(18)
10.25	Second Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of October 26, 2000 between UPC, Priority, Merger Sub and Cignal.(18)
10.26	Form of Shareholders' Agreement executed by UPC and Priority on August 11, 2000 and by each shareholder named therein.(18)
10.27	Form of Acknowledgment of Amendment to Shareholders' Agreement executed by UPC and Priority on August 24, 2000, and by each shareholder named therein.(18)
10.28	Addendum No. 1 to Shareholders' Agreement dated October 15, 2000.(18)
10.29	Loan Agreement dated as of May 25, 2001 among Belmarken Holding B.V., UPC, UPC Internet Holding B.V. and Liberty-Belmarken, Inc. and $1,225,000,000 6% Guaranteed Discount Notes due 2007.(19)
10.30	Registration Rights Agreement dated May 25, 2001 between UPC and Liberty-Belmarken, Inc. (19)
10.31
EUR 90 million Revolving Loan Facility Agreement dated October 24, 2001 between EWT Elektro & Nachrichtentechnik GmbH ("EWT") as Borrower, the Companies identified therein as Guarantors, The Royal Bank of Scotland plc as Arranger, Facility Agent and Security Agent and others.(24)
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

10.35	First Supplemental Indenture dated as of January 24, 2002 between UGC Holdings and Firstar Bank, N.A.(21)
10.36	Letter Agreement dated as of March 12, 2001 between UPC and Charles Bracken.* (24)
10.37	Letter Agreement dated as of May 3, 2002 between UPC and Charles Bracken.*(25)
12.1	Computation of Ratio of Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of UPC.
99.1	Memorandum of Understanding dated as of February 1, 2002 between UPC, United and UGC Holdings.(22)
99.2	Waiver to Belmarken Notes dated as of March 1, 2002 by UGC to UPC temporarily waiving certain cross-defaults.(23)
99.3
Waiver letter dated March 1, 2002 to EWT and to certain Guarantors from The Royal Bank of Scotland plc acting as Facility Agent for National Westminster Bank plc under the Revolving Loan Facility Agreement dated October 24, 2001 made between, inter alia, EWT, the entities identified therein as Guarantors, The Royal Bank of Scotland plc as Facility Agent and Security Agent and the financial institutions defined therein as Banks temporarily waiving certain cross-defaults.(23)
99.4
Waiver letter dated March 4, 2002 to UPC Distribution Holding B.V. from Toronto-Dominion Bank Europe Limited acting as Facility Agent for the lenders under the Senior Secured Credit Facility dated as of October 26, 2000, among UPC Distribution Holding B.V., UPC Financing Partnership and Toronto-Dominion Bank Europe Limited and Toronto-Dominion (Texas), Inc. as Facility Agents for EUR 3.5 billion, EUR 95.0 million and USD 347.5 million temporarily waiving certain cross-defaults.(23)
99.5	Restructuring Agreement, dated September 30, 2002, among UPC, New UPC, Inc., UGC, UGC Holdings, United Europe, Inc., United UPC Bonds, LLC, and certain holders of notes of UPC.(26)
99.6
Waiver and Amendment Letter, dated September 30, 2002, between TD Bank Europe Limited (acting with the approval of the Majority Lenders referenced therein) and UPC Distribution Holding B.V. (acting on its own behalf and on behalf of its subsidiaries party to the UPC Distribution Facility).(26)
99.7
Second amended disclosure statement dated January 7, 2003 filed by UPC and New UPC, Inc., together with Annex A thereto (second amended plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code) and Annex B thereto (Akkoord (as revised)).(27)
99.8	Errata Sheet to the second amended disclosure statement dated January 7, 2003 of UPC.(28)
99.9	Second Errata Sheet to the second amended disclosure statement dated January 7, 2003 of UPC.(28)
99.10
Order of the United States Bankruptcy Court for the Southern District of New York dated February 20, 2003 confirming the second amended plan of reorganization dated January 7, 2003 jointly proposed by UPC and New UPC, Inc., as modified.(29)
99.11	Second amended plan of reorganization dated January 7, 2003, jointly proposed by UPC and New UPC, Inc., as modified.(29)
99.12
Motion for Order Authorizing (A) Transfer of Shares of SBS Broadcasting S.A. to UPC, (B) Sale of Shares and (C) Assumption and Assignment of Related Agreement, together with Exhibit A thereto (Form of Purchase and Sale Agreement).(30)

99.13	Order Authorizing (A) Transfer of Shares of SBS Broadcasting S.A. to UPC, (B) Sale of Shares and (C) Assumption and Assignment of Related Agreement.(31)
99.14	Letter regarding representations of Arthur Andersen.(24)
99.15	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.

(1)	Incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed by UPC on September 23, 1999 (File No. 333-84427).
(2)	Incorporated by reference from Form 8-K filed by UPC, dated March 17, 2000 (File No. 000-25365).
(3)	Incorporated by reference from Form 8-K filed by UPC, dated December 18, 2000 (File No. 000-25365).
(4)	Incorporated by reference from Amendment No. 6 to Form S-1/A Registration Statement filed by UPC on February 4, 1999 (File No. 333-67895).
(5)	Incorporated by reference from Form 8-K filed by UPC, dated July 30, 1999 (File No. 000-25365).
(6)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended September 30, 1999 (File No. 000-25365).
(7)	Incorporated by reference from Form 10-K filed by UPC, for the year ended December 31, 1999 (File No. 000-25365).
(8)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended September 30, 2000 (File No. 000-25365).
(9)	Incorporated by reference from Form 8-K filed by UGC Holdings, dated December 11, 1997 (File No. 0-21974).
(10)	Incorporated by reference from Form S-1 Registration Statement filed by UPC on November 24, 1998 (File No. 333-67895).
(11)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended March 31, 2000 (File No. 000-25365).
(12)	Incorporated by reference from Amendment No. 8 to Form S-1/A Registration Statement filed by UPC on February 10, 1999 (File No. 333-67895).
(13)	Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 1998 (File No. 000-25365).
(14)	Incorporated by reference from Form 8-K filed by UPC, dated March 5, 2001 (File No. 000-25365).
(15)	Incorporated by reference from Form 8-K filed by UGC Holdings, dated June 26, 2000 (File No. 0-21974).
(16)	Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on August 10, 1998 (File No. 333-60659).
(17)	Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on May 13, 1999 (File No. 333-72361).

(18)	Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 2000 (File No. 000-25365).
(19)	Incorporated by reference from Form 8-K filed by UPC, dated June 1, 2001 (File No. 000-25365).
(20)	Incorporated by reference from Form 8-K filed by UPC, dated December 21, 2001 (File No. 000-25365).
(21)	Incorporated by reference from Form 8-K filed by UGC Holdings, dated January 24, 2002 (File No. 000-21974).
(22)	Incorporated by reference from Form 8-K filed by UPC, dated February 1, 2002 (File No. 000-25365).
(23)	Incorporated by reference from Form 8-K filed by UPC, dated March 4, 2002 (File No. 000-25365).
(24)	Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 2001 (File No. 000-25365).
(25)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended June 30, 2002 (File No. 000-25365).
(26)	Incorporated by reference from Form 8-K filed by UPC, dated September 30, 2002 (File No. 000-25365).
(27)	Incorporated by reference from Form 8-K filed by UPC, dated January 9, 2003 (File No. 000-25365).
(28)	Incorporated by reference from Form 8-K/A filed by UPC, dated January 9, 2003 (File No. 000-25365).
(29)	Incorporated by reference from Form 8-K filed by UPC, dated February 20, 2003 (File No. 000-25365).
(30)	Incorporated by reference from Form 8-K filed by UPC, dated February 12, 2003 (File No. 000-25365).
(31)	Incorporated by reference from Form 8-K filed by UPC, dated March 5, 2003 (File No. 000-25365).

(d)  Financial Statement Schedules.

Page Number
UNITED PAN-EUROPE COMMUNICATIONS N.V.
Independent Auditors' Report	S-2
Schedule I–Condensed Financial Information of Registrant (Parent Only)	S-3
Schedule II–Valuation and Qualifying Accounts	S-20

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V. a Dutch Public limited liability company
By:	/S/ CHARLES H.R. BRACKEN Board of Management Member and Chief Financial Officer (and Principal Accounting Officer) Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOHN F. RIORDAN John F. Riordan	President, Chief Executive Officer and Member of the Board of Management	March 31,2003
/S/ CHARLES H.R. BRACKEN Charles H.R. Bracken	Member of the Board of Management and Chief Financial Officer (and Principal Accounting Officer)	March 31,2003
/S/ MICHAEL T. FRIES Michael T. Fries	Chairman of Supervisory Board and Authorized U.S. Representative	March 31,2003
/S/ RICHARD DE LANGE Richard De Lange	Supervisory Board Member	March 31,2003
/S/ TINA M. WILDES Tina M. Wildes	Supervisory Board Member	March 31,2003
/S/ ELLEN P. SPANGLER Ellen P. Spangler	Supervisory Board Member	March 31,2003
/S/ JOHN P. COLE, JR. John P. Cole, Jr.	Supervisory Board Member	March 31,2003
/S/ JOHN W. DICK John W. Dick	Supervisory Board Member	March 31,2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Riordan, President and Chief Executive Officer of United Pan-Europe Communications N.V., certify that:

1.
I have reviewed this annual report on Form 10-K of United Pan-Europe Communications N.V.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JOHN F. RIORDAN John F. Riordan President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles H.R. Bracken, Chief Financial Officer of United Pan-Europe Communications N.V., certify that:

1.
I have reviewed this annual report on Form 10-K of United Pan-Europe Communications N.V.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f)
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
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of United Pan-Europe Communications N.V.:

        We have audited the accompanying consolidated balance sheet of United Pan-Europe Communications N.V. (a N.V. registered in the Netherlands) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of United Pan-Europe Communications N.V. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the 2001 and 2000 consolidated financial statements, before the revision described in Note 7 to the 2002 consolidated financial statements, in their report dated April 12, 2002. Such report included an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern as the Company had suffered recurring losses from operations and had a net capital deficiency. The opinion also included an explanatory paragraph on the Company's changed method of accounting for derivative financial instruments as a result of the adoption, effective January 1, 2001, of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging activities".

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the December 31, 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Pan-Europe Communications N.V. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        As explained in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets as a result of the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.

        As discussed above, the 2001 and 2000 consolidated financial statements of United Pan-Europe Communications N.V. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of United Pan-Europe Communications N.V. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is currently under bankruptcy court supervision in both the United States and in the Netherlands, has suffered substantial recurring losses from operations, is currently in default under certain of its senior notes and senior discount notes, obtained waivers through March 31, 2003 from the lenders under the UPC Distribution Bank Facility and the Exchangeable Loan for potential events of cross defaults, and has a net capital deficiency. Management expects the Company to incur operating losses at least through 2004. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters and the status of the Financial Restructuring are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to successfully complete the Financial Restructuring or to continue as a going concern.

Amstelveen, The Netherlands,
March 31, 2003

KPMG Accountants N.V.

        THE FOLLOWING IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THE REPORT OF ARTHUR ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN.

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

        We conducted our audits in accordance with auditing standard generally accepted in the United States of America. Those standard require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Pan-Europe Communications N.V. as of December 31, 2001 and December 31, 2000, and the result of their operations and their cash flows for each of the years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As explained in Note 3 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments as a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging activities".

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recovery and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN

Amstelveen, The Netherlands,
April 12, 2002

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Stated in thousands of Euros, except share and per share amounts)

Item 1.    Financial Statements

	As of December 31,
	2002	2001
ASSETS:
Current assets
Cash and cash equivalents	255,062	855,001
Restricted cash	18,352	36,322
Subscriber receivables, net of allowance for doubtful accounts of 52,232 and 39,990 respectively	95,526	142,460
Costs to be reimbursed by affiliated companies	4,054	11,319
Other receivables	40,588	77,367
Deferred financing costs, net	59,375	147,210
Prepaid expenses and other current assets	79,345	64,494

Total current assets	552,302	1,334,173
Other investments	12,760	32,336
Investments in and advances to affiliated companies	114,575	193,648
Property, plant and equipment, net	3,175,363	3,754,330
Goodwill, net	995,946	2,897,071
Other intangible assets, net	76,331	106,432
Derivative assets	–	146,934
Other assets	3,740	10,540

Total assets	4,931,017	8,475,464

The accompanying notes are an integral part of these consolidated financial statements.

	As of December 31,
	2002	2001
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Liabilities not subject to compromise:
Current liabilities:
Accounts payable, including related party payables of 5,189 and 5,065, respectively	121,793	362,460
Accrued liabilities	326,097	713,449
Subscriber prepayments and deposits	121,749	99,554
Derivative liability	10,133	–
Short-term debt	58,363	86,843
Current portion of long-term debt, including related party debt of nil and 2,590,245, respectively	3,212,302	9,188,098

Total current liabilities not subject to compromise	3,850,437	10,450,404
Liabilities subject to compromise (Note 2):
Accounts payable	36,889	–
Accrued liabilities	351,500	–
Current portion of long-term debt, including related party debt of 2,358,380 and nil, respectively	5,043,346	–

Total current liabilities subject to compromise	5,431,735	–
Liabilities not subject to compromise:
Long-term debt	427,444	469,990
Deferred gain on sale of assets	150,321	–
Other long-term liabilities	83,999	243,962

Total liabilities	9,943,936	11,164,356

Commitments and contingencies (Note 11)
Minority interests in subsidiaries	1,660	152,096
Convertible preferred stock subject to compromise:
Convertible preferred stock (Note 2 and 9)	1,664,689	–
Convertible preferred stock not subject to compromise:
Convertible preferred stock (Note 9)	–	1,505,435
Shareholders' equity (deficit) (As adjusted for stock splits, see Note 10)
Priority stock, 1.0 par value, 300 shares authorized, 300 shares issued	–	–
Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 443,417,525 and 441,246,729 shares issued, respectively	443,418	443,418
Additional paid-in capital	2,740,586	2,766,492
Deferred compensation	(16,888)	(52,088)
Accumulated deficit	(10,053,630)	(7,651,418)
Other cumulative comprehensive income	207,246	147,173

Total shareholders' equity (deficit)	(6,679,268)	(4,346,423)

Total liabilities and shareholders' equity (deficit)	4,931,017	8,475,464

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of Euros, except share and per share amounts)

	For the Years Ended December 31,
	2002	2001	2000
Service and other revenue	1,396,056	1,378,764	1,000,825
Operating expense (exclusively of items shown separately below)	(734,783)	(931,817)	(714,906)
Selling, general and administrative expense	(399,508)	(613,086)	(569,121)
Depreciation and amortization	(709,600)	(1,097,822)	(718,669)
Impairment and restructuring charges	(420,736)	(1,687,948)	–

Net operating loss	(868,571)	(2,951,909)	(1,001,871)
Interest income	28,351	49,655	44,345
Interest expense (Note 2)	(665,208)	(853,770)	(744,151)
Interest expense related party	(223,252)	(65,800)	(9,080)
Provision for loss on investments	(7,957)	(375,923)	–
Gain (loss) on sale of assets and subsidiaries	(29,587)	(468,306)	(3,482)
Foreign exchange gain (loss) and other income (expense), net	657,817	(172,437)	(177,803)

Net loss before income taxes and other items	(1,108,407)	(4,838,490)	(1,892,042)
Reorganization expenses, net (Note 2)	(97,171)	–	–
Income tax benefit/(expense)	(4,224)	39,616	(3,930)
Minority interests in subsidiaries	27,862	543,092	23,887
Share in results of affiliated companies	(33,874)	(186,047)	(116,690)

Net loss before extraordinary gain and cumulative effect of change in accounting principle.	(1,215,814)	(4,441,829)	(1,988,775)
Extraordinary gain	471,718	–	–
Cumulative effect of change in accounting principle	(1,498,871)	21,349	–

Net loss	(2,242,967)	(4,420,480)	(1,988,775)

Basic net loss attributable to common shareholders (Note 16)	(2,402,212)	(4,540,791)	(1,996,408)

Basic and diluted net loss per ordinary share before extraordinary gain and cumulative effect of change in accounting principle	(2.74)	(10.32)	(4.56)

Extraordinary gain per share	1.06	–	–

Cumulative effect of change in accounting principle per share	(3.38)	0.05	–

Basic and diluted net loss per ordinary share	(5.42)	(10.27)	(4.56)

Weighted-average number of ordinary shares outstanding	443,417,525	442,226,377	438,041,841

Other comprehensive loss, net of tax:
Net loss	(2,242,967)	(4,420,480)	(1,988,775)
Change in unrealized gain (loss) on investments	(18,770)	(13,899)	(351,844)
Change in fair value of derivative assets	16,787	(26,920)	–
Change in cumulative translation adjustment	62,056	109,782	55,766

Total comprehensive loss	(2,182,894)	(4,351,517)	(2,284,853)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Stated in thousands of Euros)

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

(Stated in thousands of Euros)

										Other Cumulative Comprehensive Income (Loss)(1)
	Priority Stock		Ordinary Stock				Treasury Stock
					Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares(2)	Amount			Shares(2)	Amount			Total
	(In thousands of Euros, except share and per share amounts)
Balances, December 31, 2000	300	–	441,246,729	441,247	2,800,234	(87,945)	–	–	(3,110,627)	78,210	121,119
Deferred compensation expense related to stock options, net	–	–	–	–	(24,740)	24,740	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	11,117	–	–	–	–	11,117
SAB 51 loss on subsidiary's issuance of shares	–	–	–	–	(12,790)	–	–	–	–	–	(12,790)
Issuance of shares	–	–	2,170,796	2,171	3,788	–	–	–	–	–	5,959
Accrual of Dividend on Series 1 Convertible Preferred Stock	–	–	–	–	–	–	–	–	(114,164)	–	(114,164)
Accretion of Discount of Series 1 Convertible Preferred Stock	–	–	–	–	–	–	–	–	(6,147)	–	(6,147)
Unrealized loss on investments	–	–	–	–	–	–	–	–	–	(13,899)	(13,899)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	(26,920)	(26,920)
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	109,782	109,782
Net loss	–	–	–	–	–	–	–	–	(4,420,480)	–	(4,420,480)

Total comprehensive loss	–	–	–	–	–	–	–	–	–	–	(4,351,517)

Balances, December 31, 2001	300	–	443,417,525	443,418	2,766,492	(52,088)	–	–	(7,651,418)	147,173	(4,346,423)

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

(Stated in thousands of Euros)

										Other Cumulative Comprehensive Income (Loss)(1)
	Priority Stock		Ordinary Stock				Treasury Stock
					Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares(2)	Amount			Shares(2)	Amount			Total
	(In thousands of Euros, except share and per share amounts)
Balances, December 31, 2001	300	–	443,417,525	443,418	2,766,492	(52,088)	–	–	(7,651,418)	147,173	(4,346,423)
Deferred compensation expense related to stock options, net	–	–	–	–	(12,977)	12,977	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	22,223	–	–	–	–	22,223
Equity transactions of subsidiaries	–	–	–	–	(12,929)	–	–	–	–	–	(12,929)
Accrual of Dividend on Series 1 Convertible Preferred Stock	–	–	–	–	–	–	–	–	(147,713)	–	(147,713)
Accretion of Discount of Series 1 Convertible Preferred Stock.	–	–	–	–	–	–	–	–	(11,532)	–	(11,532)
Unrealized loss on investments	–	–	–	–	–	–	–	–	–	(18,770)	(18,770)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	16,787	16,787
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	62,056	62,056
Net loss	–	–	–	–	–	–	–	–	(2,242,967)	–	(2,242,967)

Total comprehensive loss	–	–	–	–	–	–	–	–	–	–	(2,182,894)

Balances, December 31, 2002	300	–	443,417,525	443,418	2,740,586	(16,888)	–	–	(10,053,630)	207,246	(6,679,268)

(1)
As of December 31, 2000, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 59,789 and unrealized gain on investment of 18,421.

As
of December 31, 2001, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 169,571 and unrealized gain on investment of 4,522 and fair value of derivative assets of (26,920).

As
of December 31, 2002, Other Cumulative Comprehensive Income (Loss) represents cumulative translation adjustments of 231,627 and unrealized gain on investment of (14,248) and fair value of derivative assets of (10,133).

(2)
As adjusted for the stock splits. The change in nominal value is reflected in the year ended December 31, 1999. See Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands Euros, unless otherwise stated

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	(2,242,967)	(4,420,480)	(1,988,775)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	709,600	1,097,822	718,669
Non-cash impairment and restructuring charges	420,736	1,687,948	–
Reorganization expenses	97,171	–	–
Stock-based compensation expense/(income)	22,223	4,354	(79,995)
Accretion of interest expense	324,084	310,631	228,492
Amortization of deferred financing costs	27,505	37,410	36,098
Exchange rate (gain)/loss	(765,460)	41,877	142,887
Loss on derivative assets	135,745	118,445	–
Provision for loss on investments	7,957	375,923	–
Minority interests in subsidiaries	(27,862)	(543,092)	(23,887)
Share in results of affiliated companies	33,874	186,047	116,690
Extraordinary gain	(471,718)	–	–
Cumulative effect of change in accounting principle	1,498,871	(21,349)	–
Loss on sale of assets	29,587	–	–
Non-cash income tax	–	(39,957)	–
(Gain)/loss on sale of business	–	468,306	–
Other	–	12,335	1,797
Changes in assets and liabilities:
Decrease in restricted cash	30,314
Decrease (increase) in receivables	51,194	106,483	(64,909)
Decrease (increase) in other non-current assets	–	25	(20,530)
Increase (decrease) in other current liabilities	(118,228)	(312,373)	509,420
Increase (decrease) in deferred taxes and other long-term liabilities	(50,400)	342	(71,354)

Net cash flows used in operating activities	(287,774)	(889,303)	(495,397)

Cash flows from investing activities:
Restricted cash (deposited) released, net	(12,344)	(35,901)	16,714
Investment in securities, net	–	–	(44,538)
Investments in and advances to
affiliated companies, net of repayment	745	(26,576)	(318,390)
Dividends received	8,031	–	–
Capital expenditures	(270,833)	(897,222)	(1,772,566)
Deconsolidation of UPC Germany	(9,404)	–	–
Sale of assets	24,726	–	–
Acquisitions, net of cash acquired	(25,578)	(22,892)	(1,626,723)
Sale of affiliated companies	–	132,907	–

Net cash flows from investing activities	(284,657)	(849,684)	(3,745,503)

Cash flows from financing activities:
Proceeds from issuance of shares	–	1,786	–
Proceeds from issuance of convertible preferred stock	–	–	1,423,148
Proceeds from contribution shareholder	–	–	7,401
Proceeds from senior notes	–	–	1,594,161
Proceeds from long-term and short-term borrowings	43,502	1,869,119	4,617,862
Deferred financing costs	–	(14,092)	(158,901)
Repayments of long-term and short-term borrowings	(62,042)	(853,109)	(2,677,430)

Net cash flows from financing activities	(18,540)	1,003,704	4,806,241

Effect of exchange rates on cash	(8,968)	54	(571)

Net increase (decrease) in cash and cash equivalents	(599,939)	(735,229)	564,770
Cash and cash equivalents at beginning of period	855,001	1,590,230	1,025,460

Cash and cash equivalents at end of period	255,062	855,001	1,590,230

Non-cash investing and financing activities:
Issuance of warrants	–	–	159,540

Stjärn Seller's Note	–	–	120,067

Acquisition of EWT via issuance of subsidiary shares	–	–	715,040

Acquisition of Cignal via issuance of subsidiary shares	–	–	235,700

Supplemental cash flow disclosures:
Cash paid for reorganization expenses	(33,458)	–	–

Cash paid for interest	(70,087)	(541,703)	(354,659)

Cash received for interest	7,905	52,829	37,476

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts in Euros, unless otherwise stated

1.    Organization and Nature of Operations

        United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UGC Holdings, Inc. (formerly known as United International Holdings, Inc. and then as UnitedGlobalCom, Inc. ("UGC Holdings")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December 1997, UGC Holdings acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of UGC Holdings (subject to certain employee equity incentive compensation arrangements). Subsequently in February 1999, UPC had its initial public offering. In May 2002 UGC Holdings became a wholly-owned subsidiary of UnitedGlobalCom Inc, ("United"). As of December 31, 2002, United owns 64.4% of UPC on a fully diluted basis and operates broadband communications networks in 11 European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution comprises the local operating systems and provides video, telephone and internet services for residential customers, (Triple Play). UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post-production services, and thematic channels for distribution on UPC's network, third party networks and DTH platforms. Priority Telecom focuses on providing network solutions to the business customer. In addition, as part of the ongoing realignment of the business, UPC is in the process of forming an Investments Division, which will manage UPC's non-consolidated investment assets. These assets were valued at 226.0 million and 127.3 million as of December 31, 2001 and 2002, respectively. The reduction in the value of the portfolio arose as a result of write-downs and asset disposals. During 2003, UPC has agreed to sell its shares in SBS Broadcasting S.A. ("SBS") to our affiliate, UnitedGlobalCom, Inc. ("United") for 100 million, against a year-end 2002 book value of 65.4 million, prior to the completion of its proposed restructuring, described in Note 2. As a result the pro forma value of the portfolio is 61.9 million. UPC continues to focus on rationalizing its investment portfolio to maximize value.

        The following chart presents a summary of the Company's significant investments as of December 31, 2002.

	UPC's Ownership
Distribution:
Austria:
Telekabel Group	95.0%
Belgium:
UPC Belgium	100.0%
Czech Republic:
KabelNet	100.0%
Kabelplus	99.9%
France:
Médiaréseaux S.A	92.0%	(1)

Hungary:
UPC Magyarorszag	100.0%
Monor Telefon Tarsasag Rt. ("Monor")	98.9%
The Netherlands:
UPC Nederland	100.0%
Norway:
UPC Norge AS ("UPC Norge")	100.0%
Sweden:
UPC Sweden	100.0%
Slovak Republic:
Trnavatel	95.0%
Kabeltel	100.0%
UPC Slovensko s. r.o	100.0%
Romania:
Eurosat	100.0%
AST Romania	100.0%
Poland:
UPC Polska, Inc ("UPC Polska")	100.0%
Wizja TV B.V	100.0%
Telewizyjna Korporacja Partycpacyjna S.A. ("TKP")	25.0%
UPC Media:
Pan-European
chello broadband N.V. ("chello broadband")	85.3%
Spain:
Iberian Programming Services ("IPS")	50.0%
United Kingdom:
Xtra Music Ltd	50.0%
The Netherlands:
UPC Programming B.V. ("UPCtv")	100.0%
Other:
SBS	21.2%
Priority Telecom:
Priority Telecom N.V. ("Priority Telecom")	71.5%

Other Investments:
Israel:
Tevel Israel International Communications Ltd. ("Tevel")	46.6%
Malta:
Melita Cable TV P.L.C. ("Melita")	50.0%
Germany:
EWT/TSS Group	28.7%
PrimaCom AG ("PrimaCom")	25.0%

(1)
UPC owns 92.0% of Médiaréseaux S.A. through its 100.0% owned subsidiary UPC France The 8% minority shareholders in Médiaréseaux S.A. have the right to require UPC to purchase their shares in 2004 at the then fair market value.

2.    Reorganization Under Bankruptcy Code

        The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2004, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, the Company reviewed its current and long-range plan for all segments of the business and the Company hired a strategic consultant to assist the Company in the process. The Company worked extensively with this consultant to revise the Company's strategic and operating plans. The Company has revised its strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values. During 2002, we took steps to implement our revised business plan.

Defaults and Waivers

        Viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes and senior discount notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of 113.0 million (USD 100.6 million) on its outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments on the first three series of notes, upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003, the Company failed to make required interest payments in the aggregate amount of 38.9 million, 123.5 million, 36.5 million and 117.8 million, respectively, on its outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, and 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. Neither the trustees for the defaulted notes nor the requisite number of holders of those notes accelerated the payment of principal and interest under those notes.

        UPC's failure to make the February 1, 2002, May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 interest payments on its senior notes, and the resulting Events of Default under the indentures relating to the senior notes and senior discount notes, gave rise to potential cross events of default under the following credit and loan facilities:

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

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V., and UPC Internet Holding B.V., which owns chello broadband N.V. The Company's interest in EWT is held indirectly through UPC Germany GmbH ("UPC Germany"), in which the Company held a 51% interest until July 30, 2002. The occurrence of matured cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the potential cross events of defaults under such facilities that existed or may exist as a result of its failure to make the interest payment due on February 1, 2002 on its outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior

Notes due 2010 within the applicable cure periods and any resulting cross defaults. During the period from June 4, 2002 to September 27, 2002, the Company received bi-weekly waivers from the bank lenders and United. On September 27, 2002, the bank lenders and United extended the coverage of the waivers to all its outstanding senior notes and senior discount notes and any resulting cross defaults, and the duration of the waivers until March 31, 2003.

        Each of these waivers will remain effective until the earlier of

  •
  March 31, 2003,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC's ordinary shares in accordance with the terms of the Memorandum of Understanding described below, or five business days after United has given notice to the Company that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place. In addition, the waiver to the UPC Distribution Bank Facility includes amendments to the UPC Distribution Bank Facility which

  •
  increase operational headroom for the UPC Distribution group by increasing and extending the maximum permitted ratios of senior debt to annualized EBITDA and by lowering and extending the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount;

  •
  reduce the total commitment amount under the facility to 3.5 billion; and

  •
  require UPC Holding B.V. to provide an additional 125 million in funding to UPC Distribution on or before March 31, 2003.

The Company is currently negotiating and expects to receive an extension to the original bank waiver.

        On July 30, 2002, the Company transferred a 22.3% holding in UPC Germany shares to the holders of the remaining minority interest in UPC Germany (as described in Note 5 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K). Due to the share transfer, such holders became the majority shareholders of UPC Germany. The EWT Facility was refinanced by the new majority shareholders and the potential cross default ceased to exist.

Agreement for Restructuring

        On February 1, 2002, the Company signed a Memorandum of Understanding with United and its subsidiary, UGC Holdings ("the Memorandum of Understanding"). The Memorandum of Understanding is a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of the Company's senior notes and senior discount notes to attempt to reach agreement on a means to restructure its indebtedness at the holding company level.

        During the month of March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of the Company's senior notes and senior discount notes, and a steering committee representing the holders of the Company's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the steering committee and its advisors completed the due diligence about the Company and the Company's current financial condition.

        On September 30, 2002, the Company announced that a binding agreement had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for the Company. If implemented under its current terms, the agreed recapitalization will substantially delever its balance sheet eliminating approximately 4.1 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 351.5 million, 894.5 million of Exchangeable Loan debt, and 1.7 billion of convertible preference shares (all amounts as of December 31, 2002) in exchange for equity issued by a newly formed Delaware corporation, New UPC, Inc. ("New UPC"). The agreement consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.5 billion in the Company's notes including accrued interest on the senior notes and its 894.5 million Exchangeable Loan as of December 31, 2002;

  •
  third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.9 billion of the Company's notes (including accrued interest on the senior notes) as of December 31, 2002;

  •
  approximately 2% of New UPC's pro forma equity will be available for the Company's existing preferred and ordinary shareholders, including United;

  •
  in addition, United would agreed to purchase up to 100 million (the "Maximum Subscription Amount") in shares of common stock of New UPC ("New UPC Common Stock") at the consummation of the Company's restructuring, subject to reduction if it sold any assets or raised any non-dilutive capital in the interim. United agreed to purchase the stock at the valuation implied by the restructuring; and

  •
  the third-party noteholders would have certain board representation and minority rights in New UPC.

        If the Company completes the sale of its SBS shares to United prior to the completion of the restructuring described below, as is contemplated and, the proceeds from the sale will reduce the

Maximum Subscription Amount to zero and, as a result, the Company's third-party noteholders will not have the right to subscribe for any shares of New UPC's common stock. The Plan and Akkoord and the other transactions contemplated by the restructuring agreement are to become effective on a date ("the Effective Date") identified by the Company and falling no more than 11 days after all conditions to the consummation of the Plan and Akkoord have been satisfied or waived.

        In addition, the restructuring agreement contains an agreement by the parties (other than the Company) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Exchangeable Loan while the restructuring agreement remains in effect.

The Plan of Reorganization

        In order to effectuate the restructuring, on December 3, 2002 (the "Petition Date"), the Company filed a petition for relief under Chapter 11 (the "Chapter 11 Case") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code") and the Company filed a pre-negotiated plan of reorganization, dated December 3, 2002 (the "Plan"), with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"). The first amended Plan was filed with the U.S. Bankruptcy Court on December 23, 2002 and second amended Plan was filed with the U.S. Bankruptcy Court on January 7, 2003. The Plan, as amended and modified by the first modifications dated February 18, 2003, was confirmed by the U.S. Bankruptcy Court on February 20, 2003. In general, the Plan provides for the transfer of New UPC common stock for various claims against, and equity interests in, the Company, as contemplated by the Memorandum of Understanding.

Akkoord

        In order to fully achieve the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, the Company commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, the Company filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "Dutch Bankruptcy Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). The Company submitted a revision to the Akkoord to the Dutch Bankruptcy Court on December 23, 2002 and a subsequent revision on January 7, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 24, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a 1.00 claim and one vote, based on a claim against the Company, appealed the Dutch Court's ratification of the Akkoord. The Dutch Court of Appeals has scheduled an expedited hearing for the appeal for April 1, 2003 and is expected to rule on the appeal shortly thereafter. UPC believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled a similar objection brought by ICH in the parallel United States Chapter 11 process. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which in all other respects has been finalized. The appeal will however, delay completion of the restructuring beyond March 31, 2003. UPC is currently negotiating and expects to receive an extension to the waiver on its UPC Distribution Bank Facility with the coordinating committee of senior bank lenders.

Dutch Implementing Offer

        Unlike the U.S. Bankruptcy Code, the Dutch Bankruptcy Code does not provide for the Akkoord to reorganize or cancel any of the equity interests, ownership interests or shares in the Company. Therefore, in order to facilitate implementation of the Plan with respect to certain of the UPC Ordinary Shares A in accordance with Dutch law, New UPC commenced an offer, solely with respect to holders of UPC Ordinary Shares A who were not U.S. Persons (as defined in Rule 902(k) of Regulation S promulgated under the U.S. Securities Act of 1933, as amended (the "U.S. Securities Act"), "U.S. Persons") and were not located or residing within the United States, to deliver shares of New UPC common stock to such holders of UPC Ordinary Shares A in consideration for the delivery by such holders of their UPC Ordinary Shares A to New UPC (the "Dutch Implementing Offer").

Extraordinary General Meeting of Shareholders

        Similarly, the Dutch Bankruptcy Code does not provide for the Dutch Bankruptcy Case to exempt compliance from otherwise applicable corporate law. Therefore, in order to facilitate implementation of the Plan, the Company held an extraordinary meeting of the holders of the UPC Ordinary Shares A, the UPC Priority Shares and the UPC Preference Shares A (the "Extraordinary General Meeting") to approve certain amendments to the Company's Articles of Association and other shareholder proposals (the "Shareholder Proposals").

        At UPC's Extraordinary General Meeting of shareholders, which was held on February 19, 2003, the following amendments were adopted:

  •
  proposal to amend the Company's Articles of Association (the "First Amendment") to

  (i)
  decrease the nominal value of each issued and outstanding UPC Ordinary Share A from 1.00 to 0.02 without repayment; and

  (ii)
  decrease the nominal value of each UPC Priority Share and UPC Preference Share A from 1.00 to 0.02 without repayment,

      which capital reduction will permit the Company to eliminate its accumulated deficit;

  •
  proposal to amend the Company's Articles of Association (the "Second Amendment") to

  (i)
  decrease the number of authorized UPC Ordinary Shares A to 450,000,000;

  (ii)
  remove the UPC Preference Shares A from the authorized capital of the Company;

  (iii)
  authorize a new class of 50,000,000,000 registered Ordinary Shares C ("UPC Ordinary Shares C") with a nominal value of 0.02;

  (iv)
  in the event Dutch law allows the issuance of nonvoting stock, prohibit the issuance of nonvoting stock and prohibit cooperation in connection with the issuance of depository receipts; and

  (v)
  remove the UPC Ordinary Shares B and the UPC Preference Shares B from the authorized capital of the Company;

  •
  proposal to convert the UPC Preference Shares A on a one-for-one basis into registered UPC Ordinary Shares A, effective upon the Second Amendment and the Effective Date;

  •
  proposal to amend the Company's Articles of Association (effective on the later to occur of the Effective Date and the date of the delisting of the UPC Ordinary Shares A from Euronext Amsterdam N.V.) (the "Third Amendment") to provide that the Company will have Articles of Association of a non-listed company, including, inter alia, provisions:

  (i)
  allowing registered shares;

  (ii)
  restricting transfers of shares;

  (iii)
  amending the management structure of the Company to a one-tier board (i.e., that the Company's Supervisory Board will be eliminated, the holders of the UPC Priority Shares will have certain rights with respect to the Company's Board of Management and the Company's Board of Management will consist of one or more members);

  (iv)
  authorizing holders of UPC Ordinary Shares Ato exercise the rights attached to their UPC Ordinary Shares A only upon exchange of their bearer UPC Ordinary Shares A into registered UPC Ordinary Shares A; and

  (v)
  as soon as all the Company's issued shares in the Company are held by one shareholder, converting each issued UPC Priority Shares into one UPC Ordinary Share C, and all powers of the holders of the UPC Priority Shares under UPC's Articles of Association of the Company vesting, to the extent possible, in the general meeting of shareholders of the Company.

Summary of Status of the Restructuring

        As of the date of the filing of this Annual Report on Form 10-K, the restructuring of the Company has not been completed, but is in the final stages. The Plan, which provides for the transfer of New UPC common stock for various claims against, and equity interests in the Company, has been confirmed by the U.S. Bankruptcy Court. In addition, the Akkoord, which was filed to effect the restructuring under Dutch law, has been ratified by the Dutch Bankruptcy Court. An appeal was filed against the ratification of the Akkoord on March 21, 2003, but the Company believes it is without merit and intends to oppose it vigorously. The Dutch Court of Appeals has scheduled a hearing for the appeal for April 1, 2003. The Dutch Implementing Offer, which was scheduled to expire on March 21, 2003, has been extended to April 14, 2003. The Dutch Implementing Offer will become unconditional on the Effective Date of the Plan and the settlement of the Dutch Implementing Offer will occur no later than five Euronext business days after the Dutch Implementing Offer becomes unconditional (e.g., no later than five Euronext business days after the effective date of the Plan). Certain amendments to UPC's Articles of Association were adopted during an Extraordinary General Meeting of its shareholders. Some of the amendments were effective immediately and the remaining amendments will become effective upon the later to occur of the effective date of the Plan and the date of the delisting of the its Ordinary Shares A from Euronext Amsterdam. The Plan and the Akkoord are expected to become effective and it's restructuring complete soon after the appeal against the Akkoord is resolved. From and after the Effective Date of the Plan, the

Company expects to operate its businesses and properties as a reorganized entity pursuant to the terms of the Plan.

        As of December 31, 2002, the Company had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 and the 11 1/4% Senior Notes due 2009. UPC believes subscriber growth has been impacted in some countries by the Company's financial restructuring; however, the Company believes the restructuring has not had a material adverse effect on its subsidiaries or its relationships with suppliers and employees.

        UPC has experienced net losses since formation. As of December 31, 2002, as a result of the events of default and potential cross events of default as described above, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities and there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) UPC's ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) UPC's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of UPC's ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect. Following the successful completion of the planned restructuring, UPC believes that the Company will have sufficient sources of capital, working capital and operating cash flows to enable the Company to continue as a going concern.

        In connection with the Chapter 11 Case, the Company is required to prepare its consolidated financial statements as of December 31, 2002, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan are segregated in the Company's consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities and the convertible preferred stock are recorded at the amounts expected to be allowed as claims in the Chapter 11 Case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Plan.

        As part of the Plan, the Company has rejected certain leases and contracts, as allowed by the Bankruptcy Code.

        The amounts for Chapter 11 related reorganization expenses included in the consolidated debtor-in-possession statement of operations consist of the following for the year ended December 31, 2002 (in thousands of Euros):

Deferred financing costs	59,907
Professional fees	36,070
Retention bonuses	1,194

Total	97,171

        Liabilities and convertible preferred stock included in the consolidated debtor-in-possession balance sheet as of December 31, 2002, which are subject to compromise under the terms of the Plan, are summarized as follows (in thousands of Euros):

Liabilities subject to compromise:
Cinenova claim	11,667
Philips claim	25,222

Total accounts payable	36,889

Accrued interest	351,500
July 1999 Notes	1,513,558
October 1999 Notes	1,027,625
January 2000 Notes	1,607,706
Exchangeable loan	894,457

Total senior notes, senior discount notes and other debt (see Note 8)	5,043,346

Convertible preferred stock (see Note 9)	1,664,689
Total liabilities subject to compromise	7,096,424

        In accordance with SOP 90-7 interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is an allowed claim. The interest expense allowed as claim is 888.5 million (including 223.3 million related party interest expense) for the year ended December 31, 2002. The contractual interest expense is 938.6 million (including 243.4 million related party interest expense) for the year ended December 31, 2002.

3.    Summary of Significant Accounting Policies

Basis of Presentation

        As discussed in Note 2, the Company filed a petition for relief under Chapter 11 of the U.S Bankruptcy Code and the Company filed a Plan with the U.S. Bankruptcy Court. In order to fully achieve the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, the Company commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law. The petition affects only the Company's Dutch corporate parent and does not include any of its subsidiaries. UPC is operating its business as a debtor-in-possession.

        The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal cause of business. As a result of the Company's recurring losses from operations and net capital deficiency, and the Chapter 11 Case and related circumstances, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on, among other things, its ability to successfully complete the financial restructuring and maintain business and financial operations consistent with those expected in the Plan (see Note 2).

        While operating as a debtor-in-possession, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated financial statements.

        In connection with the Chapter 11 Case, the Company is required to prepare its consolidated financial statements as of December 31, 2002, in accordance with SOP 90-7. In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan are segregated in the Company's consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities and the convertible preferred stock are recorded at the amounts expected to be allowed as claims in the Chapter 11 Case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Plan.

Staff Accounting Bulletin No. 51 ("SAB 51") Accounting Policy

        Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions, which must be credited directly to equity in accordance with the provisions of SAB 51.

Principles of Consolidation

        The consolidated financial statements include the accounts of UPC's wholly-owned subsidiaries and subsidiaries in which UPC has a controlling financial interest. Investments in businesses that UPC does not control, but has the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents, Restricted Cash and Short-Term Liquid Investments

        Cash and cash equivalents include cash and investments with original maturities of less than three months. Restricted cash includes cash held as collateral for letters of credit and other loans, and is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement. Short-term liquid investments include certificates of deposit, commercial paper, corporate bonds and government securities that have original maturities greater than three months but less than twelve months. Short-term liquid investments are classified as available-for-sale and reported at fair market value. Unrealized gains and losses on these short-term liquid investments that are temporary in nature are reported as a separate component of stockholders' equity. Declines in the fair market value of short-term liquid investments that are other than temporary must be recognized in the statement of operations, thus establishing a new cost basis for such investment. These short-term liquid investments are evaluated on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case-by-case basis to determine whether any company or market-specific factors exist that would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to the statement of operations, absent specific factors to the contrary.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is based upon the Company's assessment of probable loss related to uncollected accounts receivable. The addition to the allowance is based on systematic experience of recovery rates. The allowance is maintained on the books either until receipt of payment, or until the account is deemed uncollectible for a maximum of three years.

Costs to be Reimbursed by Affiliated Companies

        The Company incurs certain costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. The costs are rebilled to the relevant affiliated companies.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, less accumulated depreciation. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repairs and maintenance of property, plant and equipment are charged to expense as incurred. Depreciation period for the subscriber installation costs and converters is based upon the average churn rate per country. Assets constructed by subsidiaries of UPC incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Depreciation is calculated using the straight-line method over the economic life of the asset, taking into account the residual value. The economic lives of property, plant and equipment at acquisition are as follows:

Cable distribution networks	7–20 years
Subscriber installation costs and converters	3–5 years
DTH, MMDS and distribution facilities	5–20 years
IT systems, office equipment and fixtures	3–8 years
Building and leasehold improvements	20–33 years
Other	3–10 years

        Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

Goodwill and Other Intangible Assets

        Other intangible assets consist primarily of capitalized software and licenses. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In 2000 and 2001, goodwill, embedded goodwill related to equity investments and certain other intangibles were amortized using the straight-line method over periods of benefit that did not exceed 40 years. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002, no amortization was taken on these assets in 2002.

        The Company tests goodwill and other indefinite-lived intangible assets for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

3.    Summary of Significant Accounting Policies (Continued)

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

Valuation of Long-Lived Assets

        Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets we intend to hold for use, if the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, the Company recognizes a loss for the difference between the fair value and carrying value of the asset. For assets the Company intends to dispose of, the Company recognizes a loss for the amount that the estimated fair value, less costs to sell, is less than the carrying value of the assets. The Company principally uses the discounted cash flow method to estimate the fair value of long-lived assets.

        The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") effective in August 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". While SFAS 144 supersedes APB Opinion 30 "Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are ranges of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale.

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

Cable Network Revenue and Related Costs

        The Company recognizes revenue from the provision of video, residential telephone and internet access services over its cable network to customers in the period the related services are provided. Installation revenue related to these services over its cable network is recognized as revenue in the period in which the installation occurs, to the extent these fees are equal to or less than direct selling costs, which are expensed. To the extent installation revenue exceeds direct selling costs, the excess fees are deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the same period as the cable television network. Revenue and costs related to disconnections and reconnections are recognized in the statement of operations as incurred.

Other Revenue and Related Costs

        The Company recognizes revenue from the provision of DTH, business telephony and data services to business customers outside of its cable network in the period the related services are provided. Installation revenue related to these services outside of its cable network is deferred and amortized over the average expected subscriber life. Initial subscriber installation costs are capitalized and depreciated over the average expected subscriber life. Revenue and costs related to disconnections and reconnections are recognized in the statement of operations as incurred.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the Company's large number of customers and their dispersion across many different countries in Europe.

Advertising

        The Company expenses the production costs of advertising as incurred.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The Company has provided pro forma disclosures of net loss as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), had been applied. SFAS 123 is amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure and Amendment of FASB Statement No. 123 ("SFAS 148"). The intrinsic value method results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition, the Company, chello broadband and Priority Telecom have stock-based compensation plans which are equivalent to stock appreciation rights. Accordingly, variable plan accounting is used in which compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at each financial statement date. Fixed plan accounting is used in which compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at grant date. The Company has adopted the disclosure requirements of SFAS 123.

        Based upon Black-Scholes single option pricing model, the total aggregate fair value of options granted was approximately 0.1 million for the year ended December 31, 2002, 157.6 million for the year ended December 31, 2001 and 141.3 million for the year ended December 31, 2000. These amounts are being amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 80.3 million, 87.8 million and 41.6 million, for the year ended

December 31, 2002, December 31, 2001 and December 31, 2000, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands of Euros, except per share amounts)
Basic net loss attributable to common shareholders, as reported	(2,402,212)	(4,540,791)	(1,996,408)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	22,223	(4,354)	79,995
Deduct: Total stock-based compensation expense determined under fair value based method, net of
related tax effects	(80,341)	(87,788)	(41,641)

Pro forma net loss	(2,460,330)	(4,632,933)	(1,958,054)

Earnings per share:
Basic and diluted–as reported	(5.42)	(10.27)	(4.56)

Basic and diluted–pro forma	(5.55)	(10.45)	(4.42)

Income Taxes

        The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely that they will not be realized. Withholding taxes are taken into consideration in situations where the income of subsidiaries is to be paid out as dividends in the near future. Such withholding taxes are generally charged to income in the year in which the dividend income is generated.

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

        Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

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

Accounting Change

        Effective January 1, 2002, the Company adopted SFAS 142, which establishes that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The adoption of SFAS 142 on January 1, 2002, resulted in a decrease to income of 1,498.9 million and a decrease to net goodwill of 1,498.9 million and is presented in the statement of operations as a cumulative effect of change in accounting principle.

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

New Accounting Principles

        In November 2002, the Financial Accounting Standard Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34. ("FIN 45"). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure requirements and is currently evaluating the potential impact, if any, the adoption of the remainder of FIN 45 will have on its financial position and results of operations.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities–an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

4.    Acquisitions, Mergers and Listings

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

Acquisition of K&T Group:

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

Acquisition of Intercomm France Holding S.A.

        In February 2000, UPC acquired, through UPC France, Intercomm France Holding S.A. ("Intercomm") (a wholly-owned subsidiary of Intercomm Holdings, L.L.C.). UPC funded the acquisition with 36.0 million cash and shares in UPC France. Following the transaction, UPC has controlled 92% of its combined French entities with Intercomm Holdings L.L.C. owning the remaining 8%. The acquisition was accounted for under purchase accounting. Effective March 1, 2000, UPC France began consolidating its investment in Intercomm.

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

Awards for Wireless Licenses

        In March 2000, UPC's wireless communications division, Priority Wireless, won two national licenses to build and operate broadband fixed wireless access networks in the 3.5 GHz band in Spain and Switzerland. In addition, UPC was awarded regional 26 GHz licenses in Geneva and Zurich. The Spanish license was awarded at no cost by the Ministry of Public Works and Telecommunications in a competitive tender based on technical and financial ability. Priority Wireless won the Swiss license for 102.5 million, which was funded in July 2000, by competing in a public auction. Furthermore licenses were awarded in France, Norway and Finland at no cost. As a result of the strategic review and the Company's decision not to continue the development of its wireless activities, the Company has fully written down the Swiss wireless license.

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

        On July 30, 2002 we transferred 22.3% of UPC Germany's outstanding shares to the holders of the 49% minority interest in UPC Germany and ceased consolidating UPC Germany and EWT/TSS.

4.    Acquisitions, Mergers and Listings (Continued)

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

        Under the terms of the Shareholder's Agreement, UPC granted the Cignal shareholders an option to put their interest in Priority Telecom back to UPC if an initial public offering for Priority Telecom was not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put was the greater of the fair market value of the Cignal shareholder's interest in Priority Telecom or USD 200.0 million. The arrangement provided UPC with the option to pay for the put, if exercised, in either its shares or cash. UPCreceived a notice purporting to exercise certain option rights of the former shareholders of Cignal. UPC believed the option rights did not exist at the time of the purported exercise, since they were granted subject to the condition that no initial public offering of Priority Telecom N.V. take place prior to October 1, 2001. UPC believes a successful initial public offering of Priority Telecom N.V. was completed prior to that date and, accordingly that the notice is not effective and accordingly UPC was entitled to disregard it.

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

Polish DTH Merger

        In August 2001, UPC and Canal+, the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish DTH platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In December 2001, UPC Polska sold its Polish and United Kingdom DTH assets to TKP, a subsidiary of Canal+, and placed 30.0 million cash into an escrow account, which was used to fund TKP with a loan of 30.0 million in January 2002. The 30.0 million was classified as restricted cash in the consolidated financial statements as of December 31, 2001. In exchange, UPC received a 25% ownership interest in TKP and 150.0 million in cash. TKP will be managed and controlled by Canal+, who initially will own the remaining 75% of TKP. For accounting purposes, TKP was deemed the acquirer. UPC Polska's investment in the merged companies has been recorded at fair value as of the date of the transaction. A non-cash loss of 465.5 million was recognized in connection with the merger. On February 27, 2003, the JV Loan was repaid to a subsidiary of UPC Polska in the principal amount of 30.0 million and subsequently contributed by a subsidiary of UPC Polska to TKP's paid-in capital, following the shareholders' resolution to increase share capital of TKP. A subsidiary of UPC Polska acquired 60,000 registered C series shares at the issue price of 500 Euros each. Canal+ and PolCom contributed together 90 million of their loans into paid-in capital on the same date. After the contribution, a subsidiary of UPC Polska continued to hold 25% of TKP's shares. As the loan granted to

TKP of 30.0 million was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to a subsidiary of UPC Polska by TKP and further capital contribution of 30.0 million) have no influence on the valuation of the investment in TKP.

Pro Forma Information

        As required, the following unaudited pro forma consolidated operating results give effect to UPC's acquisition of K&T, as if this acquisition had occurred on January 1, 2000. This unaudited pro forma consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The Company uses preliminary purchase price allocations when reporting the value of certain assets and liabilities acquired in business combinations. The Company finalizes such purchase price allocations within one year of consummating a business combination.

	For the Year Ended December 31, 2000
	Historical	Pro Forma
	(In thousands of Euros, except share and per share amounts)
Service and other revenue	1,000,825	1,018,069

Basic net loss attributable to common shareholders	(1,996,408)	(2,045,396)

Weighted-average number of ordinary shares outstanding	438,041,841	438,041,841

Basic and diluted net loss per ordinary share	(4.56)	(4.67)

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

Acquisition of AST Romania Minority Interest

        In February 2002, UPC acquired the 30.0% minority stake held in AST Romania from the minority shareholders for 24.1 million in cash, increasing UPC's ownership to 100%.

5.    Investments in and Advances to Affiliated Companies

  Equity Method Investments

	As of December 31, 2002
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	–	–
Melita	19,887	–	(3,121)	277	–	17,043
Xtra Music	11,390	–	(7,891)	68	(3,567)	–
IPS	10,065	(10,773)	18,955	4,187	–	22,434
SBS	261,999	–	(83,195)	1,257	(114,618)	65,443
PrimaCom	345,096	–	(83,791)	–	(261,305)	–
TKP	30,000	–	(30,000)	–	–	–
Other, net	55,181	(707)	(40,440)	11	(4,390)	9,655

Total	847,896	(16,980)	(350,477)	18,016	(383,880)	114,575

	As of December 31, 2001
	Investments in and Advances to Affiliated Companies	Cumulative Dividends Received	Cumulative Share in Results of Affiliated Companies	Cumulative Translation Adjustments	Provision for Loss on Investments	Total
	(In thousands of Euros)
Tevel	114,278	(5,500)	(120,994)	12,216	–	–
Melita	12,881	–	(3,608)	1,138	–	10,411
Xtra Music	14,039	–	(7,450)	499	–	7,088
IPS	10,065	(2,742)	10,888	7,099	–	25,310
SBS	261,999	–	(81,332)	34,416	(114,618)	100,465
PrimaCom	345,096	–	(75,049)	–	(261,305)	8,742
TKP	30,000	–	(3,357)	–	–	26,643
Other, net	51,413	(707)	(35,701)	(16)	–	14,989

Total	839,771	(8,949)	(316,603)	55,352	(375,923)	193,648

Transfer of Germany Shares

        Until July 30, 2002 UPC had effective ownership of 51% of EWT/TSS Group through its 51% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a so-called contribution obligation by no later than March 2003, by contributing certain assets amounting to approximately 358.8 million. If UPC failed to make the contribution by such date or in certain circumstances, such as a material default by UPC under its financing agreements, the 49% owner in UPC Germany could call for 22% of the ownership interest in UPC Germany in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders' notice of exercise. On July 30, 2002, UPC settled the exercise. UPC completed the transfer of 22.3% of UPC Germany to the 49% shareholders in return for the cancellation of the 358.8 million face value asset contribution obligation due from UPC to UPC Germany. UPC now owns 28.7% of UPC Germany, with the former 49% shareholders owning the remaining 71.3%. UPC Germany is governed by a newly agreed shareholders' agreement and was deconsolidated, effective August 1, 2002. This transaction resulted in a deferred gain on sale of assets of 150.3 million in the third quarter of 2002. Although it is not the management's current intention, it may decide to fund UPC Germany sometime in the future, and as such the Company deferred the gain on sale of assets.

Germany Assets and Liabilities

        Details of the final deconsolidated assets and liabilities are as follows (in thousands):

Working Capital	(75,977)
Property, plant and equipment	75,415
Goodwill and other intangible assets, net	71,087
Long-term liabilities	(85,704)
Minority interest	(144,546)
Deferred gain on sale of assets	150,321

Deconsolidated cash Germany	(9,404)

        The Company had the following differences related to the goodwill over the net tangible assets acquired for its equity investments.

	As of December 31, 2002		As of December 31, 2001
	Goodwill	Accumulated Amortization	Goodwill	Accumulated Amortization
	(In thousands of Euros)
Tevel	86,492	(16,687)	86,492	(16,687)
Melita	11,366	(1,719)	12,227	(1,719)
Xtra Music	5,323	(1,344)	5,753	(1,344)
IPS	10,790	(2,044)	13,702	(2,044)
SBS	137,492	(35,424)	170,646	(35,424)
PrimaCom	34,722	(34,722)	34,722	(34,722)

Total	286,185	(91,940)	323,542	(91,940)

Marketable Equity Securities of United, at Fair Value

        UPC acquired 6,338,302 of UGC Holdings Class A common shares, as adjusted for UGC Holdings 2:1 stock split in December 1999, valued at fair market value of 30.3 million as of December 11, 1997. In November 1998, UPC sold 769,062 shares. The fair values of the remaining 5,569,240 shares as of December 31, 2002 and 2001 were 12.8 million and 31.2 million, respectively, resulting in cumulative unrealized losses of 13.9 million and 4.5 million, respectively. Such shares are now United Class A common shares following the January 30, 2002, merger transaction with Liberty and UGC Holdings.

6.    Property, Plant and Equipment

	As of December 31,
	2002	2001
	(In thousands of Euros)
Cable distribution networks	3,461,209	3,513,362
Subscriber premises equipment and converters	890,589	793,809
DTH, MMDS and distribution facilities	87,666	117,692
IT systems, office equipment, furniture and fixtures	295,300	289,376
Buildings and leasehold improvements	144,606	168,186
Other	58,711	73,893

	4,938,081	4,956,318
Accumulated depreciation	(1,762,718)	(1,201,988)

Net property, plant and equipment	3,175,363	3,754,330

7.    Goodwill and Other Intangible Assets

        The following table presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142:

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Net loss as reported	(2,242,967)	(4,420,480)	(1,988,775)
Add Back:
Goodwill amortization	–	424,983	242,937
Amortization of excess basis on equity investments	–	40,253	38,469

Adjusted net loss	(2,242,967)	(3,955,244)	(1,707,369)

Net loss per ordinary share:
Basic and diluted net loss per ordinary share as reported	(5.06)	(10.00)	(4.54)
Add Back:
Goodwill amortization	–	0.96	0.55
Amortization of excess basis on equity investments	–	0.09	0.09

Adjusted basic and diluted net loss per ordinary share	(5.06)	(8.95)	(3.90)

        In adopting SFAS 142, the Company engaged an external party to compare the fair value of its reporting units with their respective carrying amounts, including goodwill. Under SFAS 142, the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss. The first step of the goodwill impairment test was performed and the carrying value of certain reporting units exceeded their fair value, including reporting units in The Netherlands, Sweden, Norway, Hungary, the Czech Republic, France, Slovakia and Poland. The Company performed the second step of the test to quantify how much of the total goodwill was impaired. The adoption of SFAS 142 on January 1, 2002, resulted in a decrease to income of 1,498.9 million and a decrease to net goodwill of 1,498.9 million and is presented in the statement of operations as a cumulative effect on change in accounting principle. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. Based on the annual impairment test, the Company recorded an impairment charge of 346.3 million on our net goodwill in Priority Telecom and Romania as of December 31, 2002.

7.    Goodwill and Other Intangible Assets (Continued)

        The following table present the movement of net goodwill during 2002:

	January 1, 2002	Acquistions	Deconsolidation	Cumulative Change in Accounting Principle	Impairment	CTA & Other	December 31, 2002
Corporate	–	–	–	–	–	–	–
UPC Media	–	–	–	–	–	–	–
Priority Telecom	329,077	–	–	–	(329,077)	–	–
Germany	71,721	–	(71,721)	–	–	–	–
Distribution:
The Netherlands	1,102,441	–	–	(491,737)	–	–	610,704
Austria	133,963	–	–	–	–	–	133,963
Belgium	13,634	–	–	–	–	–	13,634
Czech Republic	98,463	–	–	(98,463)	–	–	–
Norway	51,442	–	–	(43,572)	–	737	8,607
Hungary	123,824	201	–	(56,071)	–	2,563	70,517
France	178,692	–	–	(178,692)	–	–	–
Poland	409,906	–	–	(409,906)	–	–	–
Sweden	327,016	–	–	(189,447)	–	(1,294)	136,275
Other	56,892	24,610	–	(30,983)	(17,176)	(11,097)	22,246

Total	2,897,071	24,811	(71,721)	(1,498,871)	(346,253)	(9,091)	995,946

        The following table present other intangible assets, as of December 31, 2002 and 2001:

	As of December 31,
	2002			2001
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
License fees	117,882	(42,675)	75,207	126,051	(33,529)	92,522
Other	3,969	(2,845)	1,124	17,587	(3,677)	13,910

Total Intangible Assets	121,851	(45,520)	76,331	143,638	(37,206)	106,432

        The aggregate amortization expense on goodwill and other intangibles for the years ended December 31, 2002, 2001 and 2000 was 8.3 million, 465.0 million and 323.2 million, respectively. The Company's future estimated amortization expenses are as follows:

Year Ended December 31, 2003	11,261
Year Ended December 31, 2004	7,563
Year Ended December 31, 2005	7,342
Year Ended December 31, 2006	7,289
Year Ended December 31, 2007	7,289
Thereafter	35,587

Total	76,331

8.    Long-Term Debt

	As of December 31,
	2002	2001
	(In thousands of Euros)
July 1999 Notes(1)	1,513,558	1,796,252
October 1999 Notes(1)	1,027,625	1,207,569
January 2000 Notes(1)	1,607,706	1,942,684
Exchangeable Loan(1)	894,457	992,816
UPC Distribution Bank Facility	3,140,139	3,163,834
@Entertainment Notes	359,951	384,144
DIC Loan	54,438	53,762
Other	85,218	117,027

	8,683,092	9,658,088
Less current portion	(8,255,648)	(9,188,098)

Total	427,444	469,990

(1)
These senior notes and the Exchangeable Loan are subject to compromise as of December 31, 2002, see Note 2. "Reorganization Under Bankruptcy".

UPC July 1999 Senior Notes and Discount Notes Offering (July 1999 Notes)

        In July 1999, UPC closed a private placement bond consisting of USD 800.0 million 10 7/8% senior notes due 2009, 300.0 million 10 7/8% senior notes due 2009 and USD 735.0 million 12 1/2% senior discount notes due 2009. Interest payments on the senior notes are due semi-annually, commencing February 1, 2000. The senior discount notes were sold at 54.521% of the face amount, yielding gross proceeds of USD 400.7 million. The senior discount notes accrue, but do not pay, interest until February 2005, at which date the interest payments become current. In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. The USD 800.0 million 10.875% senior notes have been swapped into Euros at a rate of 1.06 US dollars per Euro. Of the Euro obligations, 50% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.15%. The remaining 50% have a variable interest rate of EURIBOR + 4.15%. As per June 30, 2002, the swaps on these senior notes were unwound. Since that date, we pay a fixed interest rate of 10.875% on the notional amount of USD 800 million. In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 483.6 million is held by United, as of December 31, 2002. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending reorganization under Bankruptcy Code, see Note 2.

UPC October 1999 Senior Notes and Discount Notes Offering (October 1999 Notes)

        In October 1999, UPC closed a private placement bond offering consisting of: USD 252.0 million and EUR 101.0 million of 11 1/4% senior notes due 2009; USD 200.0 million and EUR 100.0 million of 10 7/8% senior notes due 2007 and USD 478.0 million and EUR 191.0 million aggregate principal amount at maturity of 13 3/8% senior discount notes due 2009. The senior discount notes were sold at 52.306% of the face amount, yielding gross proceeds of USD 250.0 million and EUR 100.0 million. The senior discount notes accrue, but do not pay, interest until November 2004 at which date the interest payments become current. UPC has entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes at a rate of 1.049 US dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 US dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. As per June 30, 2002, the swaps on these senior notes were unwound. Since that date, we pay a fixed interest rate of 11.25% and 10.875% on the notional amounts of USD 252.0 million and USD 200.0 million respectively. In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and senior discount notes. Of the outstanding balance 399.1 million is held by United, as of December 31, 2002. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending reorganization under Bankruptcy Code, see Note 2.

January 2000 Senior Notes and Discount Notes Offering (January 2000 Notes)

        In January 2000, UPC closed a private placement bond offering consisting of: USD 300 million of senior notes due 2010 with an 11 1/2% coupon; USD 600 million and EUR 200 million of senior notes due 2010 with an 11 1/4% coupon; and USD 1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes accrue, but do not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% at a rate of 1.01 U.S. dollars per Euro until August 2008. As per June 30, 2002, the swaps on these senior notes were unwound. Since that date, we pay a fixed interest rate of 11.50% on a notional amount of USD 200.0 million. In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 581.2 million is held by United, as of December 31, 2002. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending reorganization under Bankruptcy Code, see Note 2.

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

UPC Polska 1998 Senior Discount Notes (@Entertainment Notes)

        In July 1998, UPC Polska, sold 252,000 units, each consisting of 14 1/2% senior discount notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of UPC Polska common stock, generating approximately USD 125.1 million (124.3 million) gross proceeds. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants. The senior discount notes are unsubordinated and unsecured obligations of UPC Polska. The senior discount notes accrete, but do not pay interest until January 2004, at which date the interest payments become current. Subsequent to the initial private placement of these notes, UPC Polska made a registered offer to exchange these notes for its 1998 senior discount notes ("1998 Senior Discount Notes").

        UPC Polska offered to repurchase these notes pursuant to the terms of the UPC Polska indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, UPC Polska purchased USD 49.1 million (48.8 million) aggregate principal amount at maturity of its Senior Discount Notes.

        The indenture governing the 1998 Senior Discount Notes has covenants substantially similar to the PCI indenture.

        UPC and certain holders of the UPC Polska notes are engaged in discussions about a restructuring of UPC Polska's indebtedness. No final agreement has been reached so far.

UPC Polska 1999 Senior Discount Notes (@Entertainment Notes)

        In January 1999, UPC Polska sold 256,800 units consisting of 14 1/2% senior discount notes due 2009 and warrants to purchase 1,813,665 shares of UPC Polska's common stock, yielding gross proceeds of approximately USD 100.0 million (99.4 million). In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants. The senior discount notes accrete, but do not pay, interest until August 2004 at which date the interest payments become current. Subsequent to the initial private placement of these notes, UPC Polska made a registered offer to exchange these notes for its 1999 senior discount notes ("1999 Senior Discount Notes").

        UPC Polska offered to repurchase these notes pursuant to the terms of the UPC Polska indenture. Pursuant to the repurchase offer, which expired on November 2, 1999, UPC Polska purchased its 1999 Senior Discount Notes described above for an aggregate price of USD 26.5 million (26.3 million).

        The indenture governing the 1999 Senior Discount Notes has covenants substantially similar to the PCI indenture.

        UPC and certain holders of the UPC Polska notes are engaged in discussions about a restructuring of UPC Polska's indebtedness. No final agreement has been reached so far.

UPC Polska 1999 Series C Senior Discount Notes (@Entertainment Notes)

        In January 1999, UPC Polska sold USD 36.0 million (35.8 million) 7.0% series C senior discount notes ("Series C Senior Discount Notes"), generating approximately USD 9.8 million (9.7 million) of gross proceeds. The Series C Senior Discount Notes are senior unsecured obligations of UPC Polska. The senior discount notes accrete, but do not pay, interest until January 2004 at which date the interest payments become current.

        The indenture governing the Series C Senior Discount Notes has covenants substantially similar to the PCI indenture.

        UPC and certain holders of the UPC Polska notes are engaged in discussions about a restructuring of UPC Polska's indebtedness. No final agreement has been reached so far.

UPC Distribution Bank Facility

        In October 2000, UPC closed a EUR 4.0 billion operating and term loan facility ("UPC Distribution Bank Facility"). The facility is guaranteed by UPC's existing cable operating companies, excluding its Polish and German assets. The UPC Distribution Bank Facility bears interest at EURIBOR +0.75%–4.0% depending on certain leverage ratios, and an annual commitment fee of 0.5% over the undrawn amount is applicable. A first drawing was made in October 2000, to refinance existing operating company bank debt totaling EUR 2.0 billion. The purpose of the UPC Distribution Bank Facility is to finance further digital rollout and Triple Play by UPC's existing cable companies, excluding Polish and German operations. Additional availability is linked to certain performance tests. As is customary for a financing of this nature, there are certain financial covenants and restrictions on UPC's cable companies' ability to make dividends and/or other payments to UPC, incur indebtedness, dispose of assets, merge and enter into affiliate transactions. UPC was in compliance with these covenants at December 31, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. At December 31, 2002 approximately 3.2 billion was outstanding under this facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million, the remainder of the facility is denominated in Euros. Concurrent with the closing, UPC entered into certain cross currency and interest rate swaps, pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 Euros per U.S. dollar until November 29, 2002. As of November 6, 2002, the cross currency swaps were settled. In addition UPC entered into an interest rate swap in respect of 1.725 billion to fix the EURIBOR portion of the interest calculation at 4.5474% for the period ending April 15, 2003.

        As described in Note 2, the Company defaulted on its interest payments under its senior notes in the first quarter of 2002, which gave rise to potential cross events of default under the terms of this facility. The Company had obtained waivers for the default from the potential cross default from the bank syndicate which was extended on the same terms thereafter, currently until March 31, 2003 and is negotiating with the coordinating committee of senior bank lenders and expects to receive an extension to the waiver. The potential cross defaults will terminate upon the completion of UPC's restructuring. During the period of waiver, the Company is permitted to borrow another 100 million under the facility, subject to certain conditions. UPC has made drawdowns aggregating 65 million of the permitted 100 million as of November 14, 2002. In addition, the bank lenders under UPC Distribution Bank Facility have included the following amendments to the UPC Distribution Bank Facility:

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

DIC Loan

        In November 1998, a subsidiary of DIC loaned UPC USD 90.0 million (89.4 million) to acquire interests in the Israeli and Maltese systems. The original loan from DIC matured in November 2000 and was secured by UPC's pledge of its ownership interest in the Israeli system. In connection with the loan from DIC, UPC granted the Discount Group, its partner in the Israeli system, an option to acquire USD 90.0 million (89.4 million), plus accrued interest, of ordinary shares A at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire USD 45.0 million (44.7 million), plus accrued interest, of ordinary shares A at a price equal to the 30-day average closing price of UPC's ordinary shares A on the Stock Market of Amsterdam Exchanges, or the initial public offering price, whichever is higher. At UPC's initial public offering, DIC exercised the first option and acquired 4,675,962 ordinary shares A. UPC repaid USD 45.0 million (44.7 million) of the loan, plus accrued interest, with proceeds from the option exercise. The other option was exercisable until September 30, 2000. In October 2000, the remaining USD 45.0 million loan was refinanced by a two-year convertible note for the amount of 55 million at an annual interest of 10%, the remaining loan is secured by the Company's pledge of 50% of its ownership interest in the Israeli system. UPC also extended, through September 30, 2002, the DIC's option to convert the note to UPC shares at the average of the close price in the last 30 trading days before the conversion date. On February 24, 2003, a transaction was closed releasing the Company from its obligation to repay the DIC Loan, see Note 17, Subsequent Events, Tevel.

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

        The Exchangeable Loan was transferred to United on January 30, 2002, as part of a transaction between Liberty Media Corporation ("Liberty"), the original holder of the Exchangeable Loan, and United. As indicated in Note 2, there is a potential cross default under this facility, but the Company has obtained waivers of the cross defaults until March 31, 2003 and is negotiating with the coordinating committee of senior bank lenders and expects to receive an extension to the waiver.

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

UPC's obligation under the Exchangeable Loan is subject to compromise in UPC's reorganization under Bankruptcy Code, see Note 2.

8.    Long-Term Debt (Continued)

PCI Notes ("PCI Notes")

        Poland Communications, Inc. ("PCI"), UPC Polska Inc ("UPC Polska") major operating subsidiary sold USD 130.0 million (129.2 million) aggregate principal amount of senior notes ("PCI Notes") in October 1996. The PCI Notes bear interest at 9 7/8%, payable on May 1 and November 1 of each year. The PCI Notes mature on November 1, 2003.

        The indenture governing the PCI Notes contains covenants limiting, among other things, UPC Polska's ability to incur additional indebtedness, make certain payments and distributions, including dividends, issue and sell capital stock of UPC Polska's subsidiaries, create certain liens, enter into transactions with its affiliates, invest in non-controlled entities, guarantee indebtedness by subsidiaries, purchase the notes upon a change of control, pay dividends and make other payments affecting UPC Polska's subsidiaries, effect certain consolidations, mergers, and sale of assets and pursue certain lines of business, and change in its ownership.

        Pursuant to the terms of the PCI indenture and upon the change of control, UPC Polska was required to offer to repurchase all of the PCI Notes as a result of UPC's acquisition of UPC Polska. Pursuant to the repurchase offer, which expired on November 2, 1999, PCI purchased USD 113.2 million aggregate principal amount of PCI Notes for an aggregate price of USD 115.6 million.

        On November 1, 2003, UPC Polska will be required to fulfill its repayment obligation of approximately USD 14.5 million in principal amount under the PCI Notes. At December 31, 2002 the PCI Notes were classified as a short-term portion of long-term debt. In February 2003, PCI elected to satisfy and discharge PCI Notes in accordance with the PCI indenture. Pursuant to the PCI indenture, on March 24, 2003 UPC Polska deposited with the Indenture trustee funds to be held in trust, sufficient to pay and discharge the entire indebtedness plus accrued interest at the maturity (November 1, 2003) represented by PCI Notes.

Debt Maturities

        The maturities of the Company's long-term debt in thousands of Euros are as follows:

For the year ending December 31, 2003	8,255,648
For the year ending December 31, 2004	9,847
For the year ending December 31, 2005	7,351
For the year ending December 31, 2006	5,471
For the year ending December 31, 2007	4,425
Thereafter	400,350

8,683,092

Less current portion of long term debt	(8,255,648)

Total	427,444

Fair Value of Financial Instruments

        Fair value is based on market prices for the same or similar issues at the balance sheet date, however these are not necessarily the values assigned to the instruments in the restructuring agreement. Carrying value is used when a market price is unavailable.

	As of December 31, 2002		As of December 31, 2001
	Book Value	Fair Market Value	Book Value	Fair Market Value
	(In thousands of Euros)
Senior Notes July 1999 Notes(1)	1,513,558	87,974	1,796,252	262,631
Senior Notes October 1999 Notes(1)	1,027,625	60,839	1,207,569	182,445
Senior Notes January 2000 Notes(1)	1,607,706	97,157	1,942,684	262,244
UPC Distribution Bank Facility	3,140,139	3,140,139	3,163,834	3,163,834
Exchangeable Loan(1)	894,457	894,457	992,816	992,816
@Entertainment Notes	359,951	94,622	384,144	69,146
DIC Loan(2)	54,438	–	53,762	53,762
Other	85,218	85,218	117,027	117,027

	8,683,092	4,460,406	9,658,088	5,103,905
Less current portion	(8,255,648)	(4,302,710)	(9,188,098)	(4,948,913)

Total	427,444	157,696	469,990	154,992

(1)
These senior notes and senior discount notes and the Exchangeable Loan are subject to compromise. See Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Annual Report on Form 10-K.

(2)
On February 24, 2003, a transaction was closed releasing UPC from its obligation to repay the DIC Loan, see to Note 17, "Subsequent Events" of the consolidated financial statements included in this Annual Report on Form 10-K.

Derivative Instruments

Senior Notes and Senior Discount Notes

        Concurrent with the closing of UPC's senior notes offering in July 1999, the Company entered into a cross-currency swap, swapping the USD 800.0 million, 10 7/8% fixed rate coupon into fixed and variable rate Euro obligations with a notional amount totaling EUR 754.7 million. One half of the Euro obligations (EUR 377.35) had a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR + 4.15%. The remaining EUR 377.35 million had a variable interest rate of EURIBOR + 4.15% through August 1, 2009. The cross-currency swap provided the bank with the right to terminate the swap at market value commencing August 1, 2004 with the payment of a call premium equal to the call premium on the notes, which UPC would pay to the holders of the notes if the notes were called on or after August 1, 2004.

        Concurrent with the closing of UPC's senior notes in October 1999, the Company entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro obligations at a rate of 1.049 U.S. dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% had a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% had a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% had a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% had a variable interest rate of EURIBOR + 4.80%. The cross-currency swaps provided the bank with the right to terminate the swaps at fair value commencing November 1, 2004 with the payment of a call premium equal to the call premium on the notes, which UPC would pay to the USD 252.0 million and USD 200.0 million senior note holders if the notes were called on or after November 1, 2004.

        In January 2000, the Company closed a bond offering consisting of four tranches: USD 300.0 million of senior notes due 2010 with a 11 1/2% coupon; USD 600.0 million and EUR 200.0 million of senior notes due 2010 with a 11 1/4% coupon; and USD 1,000.0 million aggregate principal amount of ten year 13 3/4% senior discount notes due 2010. UPC entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series coupon into a fixed Euro coupon of 10% at a rate of 1.01 U.S. dollars per Euro until August 2008.

        The swaps outlined above included set-off provisions, which provide for early termination upon the occurrence of certain events including an event of default. In an event of default, any amount payable to one party by the other party, would, at the option of the non-defaulting party, be set off against any matured obligation owed by the non-defaulting party to such defaulting party. If UPC were the defaulting party and the counterparty to the swap hold bonds of UPC, these bonds could be used to settle the obligation of the counterparty to UPC. In such an event of settlement, UPC would recognize an extraordinary gain upon the delivery of the bonds. The amount of bonds, which must be delivered, is based on the principal (i.e. face) amount of the bonds held, and not the fair value, which may be substantially less. The fair values as calculated by an independent third party consider all rights and obligations of the respective instruments including set-off provisions. For the year-end December 31, 2002 and December 31, 2001, we recorded a loss of 136.5 million and 118.5 million respectively in connection with this fair values calculation.

        The bank's obligations to UPC under the swap agreements were substantially fixed at approximately 400 million, and the swap agreements were unwound prior to July 30, 2002. In settlement of the bank's obligations to UPC, the bank delivered the Company 404.6 million in aggregate principal amount of UPC's senior notes held by that bank. UPC's derivative asset, which represented a fair value of the senior notes to be delivered, was substantially less than 404.6 million. Upon offset against, and delivery to UPC of the senior notes and senior discount notes, the Company's indebtedness was reduced by 404.6 million and the Company recognized an extraordinary gain of 347.2 million.

UPC Distribution Bank Facility

        In October 2000, the Company closed the 4.0 billion UPC Distribution Bank Facility. The facility is structured in different tranches, with one tranche denominated in dollars for the amount of USD 347.5 million. Concurrent with the closing, the Company entered into cross currency and interest rate swaps, pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 0.852 Euros per U.S. dollar until November 29, 2002. In November 2002, these cross currency swaps were frozen at a settlement price of 64.6 million. Of the 64.6 million obligation, 12.0 million has been paid with the remaining 52.6 million outstanding until August 2003. The remaining settlement of 52.6 million has been recorded under short-term debt.

        In addition the Company entered into an interest rate swap in respect of 1,725 million to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003. This swap qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity. As per December 31, 2002, UPC's derivative liability only contains our interest rate swap on the UPC Distribution Bank Facility.

        The following table details the fair value of the derivative instruments outstanding as of December 31, 2002 by related borrowing (in millions):

Borrowing	Type of Instrument	As of December, 31 2002	As of December, 31 2001
		(In thousands of Euros)
July 1999 Notes	Cross currency/interest rate swap	–	101,736
October 1999 Notes	Cross currency/interest rate swap	–	55,522
January 2000 Notes	Cross currency/interest rate swap	–	36,741
UPC Distribution Bank Facility	Cross currency/interest rate swap	(10,133)	(47,065)

Total derivative (liabilities) assets, net		(10,133)	146,934

        The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

9.    Convertible Preferred Stock

Convertible Class A Preference Shares, Series 1

        In December 2000, UPC issued 12,400 shares of par value 1.00 convertible class A preference shares, series 1, ("Preference Shares"), in a private placement to institutional investors, including UGC Holdings, resulting in gross proceeds to the Company of 1.43 billion. The Preference Shares had an initial liquidation value of 114,770 per share, and accrued dividends at a rate of 8% per annum, compounded quarterly. Prior to May 1, 2010, holders of the Preference Shares will not be entitled to receive dividends or distributions. As of May 1, 2010, the holders of the Preference Shares will be entitled to a dividend of 9,181.60 per share per annum. Each Preference Share may be converted at the option of the holder at any time after the earlier to occur of (i) September 1, 2001, (ii) the date on which United completes the acquisition of certain assets of Liberty Media Corporation, and (iii) termination of the agreement dated June 25, 2000 between UPC, United, Liberty Media International, Inc. and Liberty Media Corporation. The Preference Shares are convertible into Ordinary Shares A equal to the liquidation value divided by an initial conversion price of 34.455 per share. The conversion price is subject to adjustment upon occurrence of certain events. UPC has the right to require conversion on or after May 1, 2002, if the closing price of the ordinary shares A has equaled or exceeded 150% of the conversion price for a specified time, on or after December 1, 2003, if the closing price of the ordinary shares A has equaled or exceeded 130% of the conversion price for a specified time. Subsequent to December 1, 2004, the Preference Shares may be redeemed at UPC's option in cash, ordinary shares A of UPC, or United Class A common stock. The Company has granted certain rights to holders of the Preference Shares to have registered under the Securities Act of 1933 the sale of ordinary shares A into which the Preference Shares may be converted.

        In July 2001, the Emerging Issues Task Force ("EITF") issued Topic D-98 "Classification and Measurement of Redeemable Securities". Topic D-98 requires that securities with redemption features that are not solely within control of the issuer to be classified outside permanent equity. Because UPC's parent has an investment in the Preference Shares, the redemption features are not solely within the control of UPC. Topic D-98 became effective in the fourth fiscal quarter of 2001 and required that all prior periods be restated. As a result, the Preference Shares were reclassified last year, and are no longer presented as a component of permanent equity. The Preference Shares are subject to compromise in UPC's pending reorganization under Bankruptcy Code, see Note 2.

10.  Shareholders' Equity

        In February 1999, the Company's shareholders approved an amendment and restatement of the Company's Articles of Association to effect a 3-for-2 stock split and an increase in the number of authorized ordinary shares to 200,000,000. The Company's shareholders also approved the issuance to United of 100 priority shares, which have special approval and other rights. In addition, the Company's Articles of Association were amended and restated to provide for the issuance of 49,999,900 preference shares A and 200,000,000 preference shares B. The par value of all shares was set at 0.30 per share.

        In July 1999, at the annual shareholders' meeting, the shareholders approved the amendment of UPC's Articles of Association to authorize 100 million ordinary shares B with the right to cast 1 vote per share and to increase the voting rights of the newly re-named ordinary shares A (formerly the ordinary shares), the priority shares, the preference shares A and the preference shares B to 100 votes per share. The shareholders also approved an increase in the nominal value of each issued and outstanding ordinary share A and each priority share from 0.30 to 2.0.

        At an extraordinary general meeting of shareholders, in March 2000, the shareholders approved the amendment of UPC's Articles of Association to (i) split each ordinary shares A, priority share, preference share A and preference share B (as of December 31, 1999, with a nominal value of 2.00 each) into three shares with nominal value of 1.00 each, (ii) split each ordinary share B (as of December 31, 1999, with a nominal value of 0.02 each) into three shares with a nominal value of 0.01 each and (iii) pay up an amount of 145.2 million on account of the share premium reserve of the Company. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect these stock splits. The change in nominal value has been reflected in the consolidated statements of shareholders equity as if it occurred at the beginning of 1999.

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

        As of December 31, 2002, the Company has a deficit in shareholder's equity of 6,679.3 million.

General

        The equity classifications and amounts as stated in these consolidated financial statements do not necessarily reflect the statutory equity of the Company, as the statutory equity is subject to Dutch generally accepted accounting principles. The Dutch statutory equity is the basis for any distributions to shareholders.

United Indenture

        As a subsidiary of United, the Company's activities are restricted by the covenants in United's indenture dated February 5, 1998. In 2002, the holders of notes issued under this indenture agreed to remove substantially all of the covenants affecting the operations of United and its subsidiaries. As amended, the United indenture places limitations on the Company's ability, and the ability of the Company's subsidiaries, to sell certain assets or merge with or into other companies. In January 2002, the Company was designated as an unrestricted subsidiary under such indenture. This action removed the restriction on asset sales.

Number of Shares Potentially Exercisable

        As of December 31, 2002, the aggregate number of shares potentially exercisable under the Company's stock option plans and shares which could be issued as a result of conversion of convertible securities issued by the Company, were as follows:

As of December 31, 2002
(number of shares)
Exchangeable Loan	137,478,024
Preference Shares	47,682,397
UPC Stock option plans	16,311,933

Total number of shares potentially exercisable	201,472,354

Amsterdam Exchange–Negative Equity

        As of December 31, 2001 the Company had negative shareholders' equity. Upon occurrence of the event, the Company promptly reported this deficit to the Euronext. As a result of the Company's continuing negative shareholders' equity, Euronext put the UPC Ordinary Shares A on the so-called "penalty bench" (strafbankje) and, on February 14, 2002, removed the UPC Ordinary Shares A from the Amsterdam Exchange index ("AEX index") after a three month notice period until such time as the Company returned to positive shareholder's equity. This did not, however, result in a delisting of UPC shares, which are still freely tradable. In accordance with article 108A, book 2 of the Dutch Civil Code, UPC addressed the issue of negative equity at its 2002 general shareholders' meeting.

        If the restructuring is successfully completed, New UPC will hold over 99% of the outstanding UPC Ordinary Shares (including the UPC Ordinary Shares A). In such event, the Company intends to seek approval from Euronext for the termination of the listing of the UPC Ordinary Shares A on Euronext.

        The Company intends to seek to delist the UPC Ordinary Shares A from Euronext upon successful completion of the restructuring. If Euronext denies the Company's application to delist the UPC Ordinary Shares A from Euronext upon successful completion of the restructuring, a trading market for the UPC Ordinary Shares A will continue to exist following completion of the restructuring. However, in that case, the Company does not expect that there will be active trading in the UPC Ordinary Shares A on Euronext following the restructuring.

        If the restructuring is consummated in the manner contemplated by the Plan, the Akkoord and the Dutch Implementing Offer, New UPC will have various mechanisms available under Dutch law to require the holders of the UPC Ordinary Shares A to accept a cash payment in relinquishment of the UPC Ordinary Shares A. Therefore, if a non-U.S. holder of the UPC Ordinary Shares A fails to receive shares of New UPC common stock for its UPC Ordinary Shares A under the Plan and fails to participate in the Dutch Implementing Offer, such holder would be required to accept cash for its UPC Ordinary Shares A after the restructuring if New UPC decides to proceed with a "squeeze out" of the non-New UPC holders of the UPC Ordinary Shares A. No assurance can be given as to the amount of cash such a holder would receive from New UPC for its UPC Ordinary Shares A. However, such amount of cash may be less than the value of the shares of New UPC common stock such holder would have received if it had received shares of New UPC common stock under either the Plan or the Dutch Implementing Offer.

Nasdaq National Market Listing Requirements

        UPC's ordinary shares were traded in the form of American Depositary Shares ("ADSs") on the NASDAQ National Market under the symbol "UPCOY." NASDAQ has traditionally maintained certain rules regarding bid prices for continued listing on the market. Following UPC's third quarter results announcement on November 14, 2001 and as a result of reporting negative shareholders equity UPC was informed, through a notification from NASDAQ, that it would be delisted on May 15, 2002, if the stock did not trade for 10 consecutive trading days above USD 3.00 during a 90 day, beginning February 15, 2002.

        The UPC Ordinary Shares A (in the form of UPC ADSs) were delisted from NASDAQ on May 23, 2002 as a result of the Company's inability to continue to comply with the minimum bid price requirements for listing. Since delisting UPC ADSs have traded in the United States on the Over The Counter Bulletin Board under the ticker symbol UPCOY. Following completion of the UPC's restructuring, the Company does not intend to apply for a relisting of the UPC ADSs on NASDAQ or a listing of the UPC ADSs or UPC Ordinary Shares A on any securities exchange in the United States and the Company's ADSs programme will be cancelled.

        In the restructuring agreement, New UPC has agreed to use its commercially reasonable efforts to list the shares of New UPC common stock on the NASDAQ. To date, New UPC has applied for a NASDAQ listing and is confident to obtain a listing shortly after successful completion of the restructuring.

Warrants

        The purchasers of the Preference Shares (see Note 9) each received warrants to purchase ordinary shares A of UPC at a price per share equal to 42.546. The aggregate number of warrants issued was 6,020,934. The warrants expire after seven years. The portion of the proceeds from the Preference Shares attributable to the fair value of the warrants was recorded in equity.

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

        In November 2001, the Interim Technology Agreement has been terminated, consequently UPC has written off the remaining contract acquisition rights of 67.2 million in the year ended December 31, 2001.

UPC Stock Option Plan

        In 1996, UPC adopted a stock option plan (the "Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the Plan, apart of which were held by the Stichting Administratiekantoor UPC (the "Foundation"), which administered the Plan. Each option represents the right to acquire one ordinary share A. Based on an agreement, dated July 26, 1996, between United Europe, Inc. and UPC. Upon an initial public offering, United Europe, Inc. could liquidate the Foundation and transfer any remaining shares in the Foundation to United Europe, Inc. During the year 2001, the Foundation was liquidated, and 3,138,289 shares were transferred to United Europe, Inc. Subsequently, in July 2001, the board of management authorized the fulfillment of the exercises of any options by employees to be satisfied by the Company through the issuance of treasury stock ("niet uitgegeven stukken depot") for a maximum of 17,000,000 ordinary shares A. The options were granted at fair market value at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the Plan provides that even though the options are exercisable immediately, the shares to be issued for options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. The Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

        For purposes of the pro forma disclosures presented below, UPC has computed the fair values of all options granted during the year ended December 31, 2002, 2001 and 2000 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	For the Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.16%	4.15%	4.60%
Expected life regular options	5 years	5 years	5 and 10 years
Expected volatility	118.33%	95%	95%
Expected dividend yield	0%	0%	0%

        Based upon Black-Scholes single option pricing model, the total fair value of options granted was approximately 0.1 million for the year ended December 31, 2002, 157.4 million for the year ended December 31, 2001 and 140.8 million for the year ended December 31, 2000. These amounts are being amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 67.8 million, 86.6 million and 40.5 million, for the year ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2002		2001		2000
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,402,212)	(5.42)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,470,012)	(5.57)	(4,627,391)	(10.46)	(2,036,908)	(4.65)

        A summary of stock option activity for the Plan is as follows:

	For the Year Ended December 31,
	2002		2001		2000
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	24,876,770	11.49	11,232,330	12.62	10,955,679	6.94
Granted during period	3,200	1.00	17,849,542	10.61	2,629,762	27.97
Forfeitured during period	(3,719,724)	12.25	(2,138,712)	15.87	(127,486)	21.39
Exercised during period	(38,025)	1.82	(2,066,390)	1.82	(2,225,625)	2.19

Outstanding at end of period	21,122,221	11.33	24,876,770	11.49	11,232,330	12.62

Exercisable at end of period(1)	13,442,561	11.11	10,502,678	10.64	5,803,659	7.62

(1)
Includes certificate rights as well as options.

        The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)			(Euros)
Less than market price	–	–	–	756,240	11.64	4.54	2,124,486	60.37	24.23
Equal to market price	–	–	–	16,278,774	9.03	11.13	359,910	24.25	38.02
Greater than market price	3,200	0.30	1.00	814,528	2.06	5.92	145,366	25.89	57.75

Total	3,200	0.30	1.00	17,849,542	8.82	10.61	2,629,762	53.52	27.97

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
			(Euros)		(Euros)
1.00–1.82	2,115,289	1.06	1.73	1,972,410	1.78
2.05–5.20	4,025,677	3.07	4.77	2,257,361	4.56
5.39–12.99	11,989,810	2.85	12.59	6,862,460	12.39
13.14–75.00	2,991,445	1.90	21.91	2,350,330	21.47

	21,122,221	2.58	11.33	13,442,561	11.11

        The Plan was accounted for as a variable plan prior to the initial public offering. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the fair value of the Company's common stock. Subsequent to the initial public offering the Plan has been accounted for as a fixed plan. Compensation expense of 22.2 million, 32.6 million and 36.2 million was recognized for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

UPC Phantom Stock Option Plan

        In 1998, the Company adopted a phantom stock option plan (the "Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of the Company's common stock. The rights are granted at fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of United Class A common stock or (iii) freely tradable shares of its common stock. If the Company chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradeable shares of stock instead. The Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable. The Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of nil, (24.3) million and (88.5) million was recognized for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 respectively.

        A summary of stock option activity for the Phantom Plan is as follows:

	For the Year Ended December 31, 2002		For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	3,391,012	5.05	3,878,316	4.75	4,144,563	2.98
Granted during period	–	–	–	–	391,641	17.49
Forfeitured during period	(438,359)	5.12	(119,866)	5.05	(529,666)	2.51
Exercised during period	–	–	(367,438)	1.86	(128,222)	3.02

Outstanding at end of period	2,952,653	5.05	3,391,012	5.05	3,878,316	4.75

Exercisable at end of period	2,869,372	4.65	2,884,649	4.17	2,599,494	3.44

        The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)			(Euros)
Less than market price	–	–	–	–	–	–	391,641	17.49	17.49
Equal to market price	–	–	–	–	–	–	–	–	–

Total	–	–	–	–	–	–	391,641	17.49	17.49

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price (Euros)	Number of Options Outstanding	Weighted-Average Remaing Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
			(Euros)		(Euros)
1.82	1,490,621	5.21	1.82	1,490,621	1.82
2.05	719,532	5.71	2.05	719,532	2.05
9.67	405,000	6.11	9.67	392,813	9.67
19.08–28.67	337,500	7.22	20.15	266,406	20.12

	2,952,653	5.69	5.05	2,869,372	4.65

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

	For the Year Ended December 31, 2002		For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	1,125,516	6.73	2,354,163	8.16	2,330,129	7.54
Granted during period	–	–	507,500	4.31	–	–
Granted during period	–	–	–	–	117,438	9.08
Granted during period	–	–	–	–	804,525	4.31
Forfeitured during period	(287,111)	6.62	(1,405,638)	7.77	(154,297)	6.27
Exercised during period	–	–	(330,509)	7.23	(743,632)	6.68

Outstanding at end of period	838,405	7.78	1,125,516	6.73	2,354,163	8.16

Vested and exercisable at end of period	679,207	7.83	578,836	6.65	412,768	7.55

        The following table summarizes information about option rights outstanding, vested and exercisable as of December 31, 2002 under the chello Phantom Plan:

	Options Outstanding			Options Exercisable
Exercise Price (Euros)	Number of Options Outstanding	Weighted-Average Remaing Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
			(Euros)		(Euros)
4.31	301,167	7.07	4.31	220,672	4.31
4.54	92,556	5.66	4.54	89,431	4.54
9.08	444,682	6.51	9.08	369,104	9.08

	838,405	6.63	7.78	679,207	7.83

        The chello Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of nil, (3.9) million and (27.7) million was recognized for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. chello broadband's estimate of the fair value of its ordinary stock as of December 31, 2002, December 31, 2001 and December 31, 2000 utilized in recording compensation expense and deferred compensation expense under the chello Phantom plan was 1.98 per share, 0.78 per share and 21.00 per share, respectively.

chello broadband Stock Option Plan

        In June 1999, the Company adopted a stock plan (the "chello Plan"). Under the chello Plan, the Company's Supervisory Board may grant stock options to the Company's employees at fair market value at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the chello Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four-year period from date to grant. If the employee's employment terminates, other than in case of death, disability or similar events, for a so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The chello plan also provides that, in case of a change in control, the Company has the right to require a foundation to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change in its control.

        For purposes of the pro forma disclosures presented below, chello has computed the fair values of all options granted under the chello Plan during the year ended December 31, 2002, 2001 and 2000, using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	For the Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.16%	4.15%	4.60%
Expected life regular options	5 years	5 years	5 years
Expected volatility	95%	95%	95%
Expected dividend yield	0%	0%	0%

        The total fair value of options granted under the chello plan was nil for the year ended December 31, 2002, nil for the year ended December 31, 2001 and nil for the year ended December 31, 2000. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeitured prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, pro forma stock-based compensation, net of the effect of the forfeitures was 741, 741 and 741 respectively. The stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2002		2001		2000
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,402,212)	(5.42)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,402,953)	(5.42)	(4,541,532)	(10.27)	(1,997,149)	(4.56)

        A summary of stock option activity for the chello Stock Option Plan is as follows:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Number of shares		Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
			(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	300,000		9.08	300,000	9.08	300,000	9.08
Granted during period	–		–	–	–	–	–
Forfeitured during period	–		–	–	–	–	–
Exercised during period	–		–	–	–	–	–

Outstanding at end of period	300,000		9.08	300,000	9.08	300,000	9.08

Vested end of period	378,125	(1)	9.08	378,125	9.08	240,625	9.08

(1)
Of the total number of vested options, 171,875 options were already exercised, these were included in the exercised options during 1999.

        The weighted-average remaining contractual life for these options was 3.25 years, 2.25 years and 1.25 years as of December 31, 2000, December 31, 2001 and December 31, 2002, respectively.

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

        For purposes of the pro forma disclosures presented below, Priority Telecom has computed the fair values of all options granted during the year ended December 31, 2002 and 2001 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

	For the Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.16%	4.15%	4.60%
Expected life regular options	5 years	5 years	5 and 10 years
Expected volatility	3.63%	2.67%	0.32%
Expected dividend yield	0%	0%	0%

        The total fair value of options granted under the Priority Plan for the year ended December 31, 2002, December 31, 2001 and December 31, 2000, were nil, 181 and 469, respectively. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeitured prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 2002, December 31, 2001and December 31, 2000, respectively, pro forma stock-based compensation, net of the effect of the forfeitures was 11.8 million, 447 and 40, respectively. The stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2002		2001		2000
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,402,212)	(5.42)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,414,012)	(5.44)	(4,540,831)	(10.27)	(1,996,855)	(4.56)

        A summary of stock option activity for the Priority Stock Option Plan is as follows:

	For the Year Ended December 31,
	2002		2001		2000
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	310,955	51.93	154,587	131.84	107,247	101.05
Granted during period	–	–	198,750	7.04	48,225	201.48
Forfeitured during period	(123,997)	67.90	(41,712)	152.18	(848)	195.00
Exercised during period	–	–	(670)	117.78	(37)	215.40

Outstanding at end of period	186,958	32.56	310,955	51.93	154,587	131.84

Exercisable at end of period	105,102	41.55	144,597	68.99	85,067	80.46

        The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)			(Euros)
Less than market price	–	–	–	165,000	1.06	6.71	1,913	214.97	0.43
Equal to market price	–	–	–	33,750	0.22	8.66	46,312	0.87	209.78
Greater than market price	–	–	–	–	–	–	–	–	–

Total	–	–	–	198,750	0.92	7.04	48,225	9.36	201.48

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
			(Euros)		(Euros)
0.38	2,063	4.66	0.38	2,063	0.38
6.50	139,374	3.74	6.50	74,929	6.50
9.17–37.40	16,771	3.94	10.96	5,969	14.19
152.28–162.20	16,911	6.44	161.95	14,932	161.97
190.82	11,839	7.42	190.82	7,209	190.82

	186,958	4.25	32.56	105,102	41.55

10.  Shareholders' Equity (Continued)

Aggregate Pro Forma Impact on Net Income

        Based upon Black-Scholes single option pricing model, the total aggregate fair value of options granted was approximately 0.1 million for the year ended December 31, 2002, 157.6 million for the year ended December 31, 2001 and 141.3 million for the year ended December 31, 2000. These amounts are being amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 80.3 million, 87.8 million and 41.6 million, for the year ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2002		2001		2000
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,402,212)	(5.42)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,482,553)	(5.60)	(4,628,579)	(10.47)	(2,038,049)	(4.65)

11.  Guarantees, Commitments and Contingencies

        UPC has entered into various capital lease agreements for conduit and satellite transponder capacity, programming, broadcast and exhibition rights, office space, office furniture and equipment, and vehicles. Rental expense under the operating lease agreements totaled. 47.5 million, 64.5 million and 87.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has capital and operating lease obligations and other non-cancelable commitments as follows:

	Capital Leases	Operating Leases	Programing and Satellite Commitments	Purchase Commitments
For the year ended December 31, 2003	5,960	47,298	45,710	50,447
For the year ended December 31, 2004	5,980	39,451	43,343	10,150
For the year ended December 31, 2005	6,002	25,012	43,029	7,048
For the year ended December 31, 2006	6,025	21,177	9,931	6,697
For the year ended December 31, 2007	6,049	19,939	10,121	11,470
Thereafter	57,957	41,662	61,868	2,788

Total minimum payments	87,973	194,539	214,002	88,600

Less amount representing interest	(31,518)

Total capitalized leases	56,455
Less obligations due within one year	(3,822)

Total long-term capitalized leases	52,633

        UPC has entered into a framework agreement for the supply of various types of equipment. Under this agreement, the Company has a remaining one to three year obligation to buy 197,000 Set Top Computers ("STCs") at market price and a two year obligation to buy 50,000 modems.

        As part of the U.S. Chapter 11 process, the U.S. Bankruptcy Court authorized UPC to reject of the so called "cable affiliation agreement" (the "Cable Affiliation Agreement") between Europe Movieco Partners Limited ("Movieco") and UPC in relation to the carriage of a premium movie channel ("Cinenova") on its networks in The Netherlands and the Flemish speaking part of Belgium. Based on this rejection order, UPC terminated the Cable Affiliation Agreement on March 1, 2003. Movieco has filed, pursuant to the Cable Affiliation Agreement, an amended request for arbitration with the International Chamber of Commerce on March 21, 2003 seeking specific performance by UPC under the Cable Affiliation Agreement. Furthermore, Movieco was awarded a provisional measure requiring UPC to continue to carry Cinenova on its networks during the arbitration process. UPC is in the process of filing an appeal against this decision. The minimum commitment, of approximately 70 million, under the Cable Affiliation Agreement is included in the Programming and Satellite Commitments.

        The Company has entered into agreements that contain features, which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common shares of the Company or through provision of services) to a third party based upon changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. The Company has the following major types of guarantees that are subject to the disclosure requirements of FIN 45:

Business sale agreements

        In connection with agreements for the sale of portions of the Company's business, including certain discontinued operations, the Company typically retained the liabilities of a business which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser of its business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

        The Company is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time.

        Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Lease agreements

        The Digital Media Center ("DMC") sub-lease transponder capacity to a third party and all guaranteed performance criteria is matched with the guaranteed performance criteria we receive from the lease transponder provider.

Indemnification of lenders and agents under credit facilities

        Under its credit facilities, the Company has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulation which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.

        Historically, the Company has not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees.

Other indemnification agreements

        The DMC has third party contracts for the play out of channels from the DMC, which require the DMC to perform according to industry standard practice, with penalties attached should performance drop below the agreed criteria. Additionally, UPC Media's interactive service group also entered into third party contracts for the delivery of interactive content with certain performance criteria guarantees.

        The Company has certain franchise obligations under which the Company must meet performance requirements to construct networks under certain circumstances. Non-performance of these obligations could result in penalties being levied against the Company. The Company continues to meet its obligations so as not to incur such penalties.

        In the ordinary course of business, the Company provides customers with certain performance guarantees, should a service outage occur in excess of a certain period in time, UPC will compensate those customers for the outage.

        Historically, the Company has not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, the Company has not been able to estimate its maximum potential loss, or the maximum potential loss, has not been specified.

Litigation and Claims

        The following is a description of the legal proceedings to which UPC or one of UPC's subsidiaries is a party. In addition, from time to time, UPC may become involved in litigation relating to claims arising out of our operations in the normal course of the Company's business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on UPC's subsidiaries' business, results of operations, financial condition or liquidity. As these legal proceedings are resolved, to the extent that UPC has any liability and such liability is owed by the Company, UPC will distribute shares of New UPC Common Stock as provided under the Plan and the Akkoord in satisfaction of such claim.

        On July 4, 2001, InterComm Holdings L.L.C., InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex," collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken Holding B.V. and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants are seeking relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case for a maximum of 192 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims and intend to defend against claimants' allegations vigorously. UPC is vigorously defending the arbitration proceedings and has filed appropriate counterclaims. The ICF Party withdrew its arbitration on 31 January 2003 and refilled the same claims on February 14, 2003. UPC has filed a request with the International Chamber of Commerce to combine the counterclaims filed by UPC in the first arbitration with the new request filed by the ICF Party.

        On March 21, 2002, UPC received a notice of service of a class action lawsuit for damages filed in the U.S. District Court for the Southern District of New York against the Company, UPC's officers and certain other persons, who include certain of the underwriters for UPC's initial public offering on the Nasdaq National Stock Market in February 1999. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on the purported failure of the Company, UPC's officers and the other defendants to disclose that some of the underwriters in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The U. S. Bankruptcy Court lifted the automatic stay in the U.S. Chapter 11 Case to permit the plaintiffs to pursue this litigation for the purpose of attempting to obtain a judgment or settlement up to the amount of UPC's insurance in respect of such liability and to collect any judgment or settlement solely out of such insurance in full satisfaction of any such claims. The Company believes that the plaintiffs' claims are without merit and intends to defend the lawsuit vigorously. Since more than 200 similar class actions have been filed against other companies primarily against the underwriters there are discussions going on to release the companies from these litigations. The Company and its insurance company are also involved in those discussions.

        On April 26, 2002, UPC received notice that certain former shareholders of Cignal Global Communications ("Cignal") had filed a lawsuit against UPC in the District Court in Amsterdam, The Netherlands, claiming USD 200 million on the basis that UPC failed to honour certain option rights which were granted to those shareholders in connection with acquisition of Cignal by Priority Telecom N.V., one of our subsidiaries. UPC believes that it has complied in full with its obligations to these shareholders through the successful consummation of the initial public offering of Priority Telecom N.V. on September 27, 2001. Accordingly, UPC believes that the Cignal shareholders' claims are without merit and intends to defend this suit vigorously.

        On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). Philips' principal allegation is that the UPC Defendants have failed to take delivery of 47,100 Set Top Computers ("STCs") with a value claimed of 21.2 million. Additionally, Philips is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver a further 29,850 STCs and related damages of 7.0 million. Lastly, Philips is claiming additional costs, including interest on late payments of approximately 1.0 million. The UPC Defendants deny all claims brought by Philips, and intend to vigorously defend themselves against these claims and have filed appropriate counterclaims. This action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips' failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement.

        On December 3, 2002, UPC filed a petition for relief under Chapter 11 of the United States Bankruptcy Code (the "U.S. Chapter 11 Case") with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"). For further details, please see Note 2 "Reorganization Under Bankruptcy Code".

        In order to fully achieve the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the U.S. Chapter 11 Case, on December 3, 2002, UPC commenced the "Dutch Bankruptcy Case. On December 3, 2002, UPC filed the Akkoord with the "Dutch Bankruptcy Court" under the Dutch Bankruptcy Code. UPC submitted a revision to the Akkoord to the Dutch Bankruptcy Court on December 23, 2002 and a subsequent revision on January 7, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, ICH, a creditor in the Dutch moratorium proceeding with a EUR 1.00 claim and one vote, based on a claim against UPC, appealed the Dutch Bankruptcy Court's ratification of the Akkoord. The Dutch Court of Appeals has scheduled an expedited hearing for the appeal for April 1, 2003 and is expected to rule on the appeal shortly thereafter. UPC believes the appeal is without merit and intends to oppose the appeal vigorously . The U.S. Bankruptcy Court has already overruled an objection brought by ICH in the parallel U.S. Chapter 11 Case. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which is in its final stages. The appeal, however, will delay completion of the restructuring, into the second quarter of 2003.

        As part of the U.S. Chapter 11 process, the U.S. Bankruptcy Court authorized UPC to reject the Cable Affiliation Agreement between Movieco and UPC in relation to the carriage of a Cinenova on its networks in The Netherlands and the Flemish speaking part of Belgium. Based on this rejection order, UPC terminated the Cable Affiliation Agreement on March 1, 2003. Movieco has filed, pursuant to the Cable Affiliation Agreement, an amended request for arbitration with the International Chamber of Commerce on March 21, 2003 seeking specific performance by UPC under the Cable Affiliation Agreement. UPC believes that it has validly terminated the Cable Affiliation Agreement and will defend itself vigorously against this suit. Furthermore, Movieco was awarded a provisional measure requiring UPC to continue to carry Cinenova on its networks during the arbitration process. UPC is in the process of filing an appeal against this decision.

12.  Segment and Geographic Information

        The Company's business has historically been derived from cable television. Commencing in 1998, the Company began launching telephone and internet services over parts of its upgraded network. The Company is managed internally as three primary businesses, UPC Distribution, UPC Media and Priority Telecom (with the UPC Media division managing the chello broadband and programming businesses). In addition, Corporate, IT and Other is a separate reporting segment. UPC Distribution focuses on providing cable television, DTH, internet and telephone services to residential customers and is comprised of the local operating systems. chello broadband serves as the internet content and portal provider and, until December 31, 2002, as the internet access provider. UPCtv provides video content and programming, as well as UPC's digital products. In February 2001, chello broadband was combined with the programming and digital businesses led by UPCtv under one management team as UPC Media. Priority Telecom is focused on providing telephone and internet services to business customers. Corporate, IT and Other relates primarily to centralized activities, which support multiple platforms and services.

        The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensations charges, and impairment and restructuring charges. Adjusted EBITDA is one of the primary measures used by the Company's chief decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of the Company compared to other companies within the same industry and it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted EBITDA as an alternative to GAAP measure of income as a measure of performance, or to cash flows from operating investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of the Company's and its subsidiaries' stock option and phantom stock option plans.

        A summary of the segment information by geographic area is as follows:

	Revenue for the Year Ended December 31,
	2002	2001	2000(1)
	(In thousands of Euros)
Triple Play(2):
The Netherlands	485,589	409,192	306,482
Austria	209,649	182,323	138,265
Belgium	26,071	24,953	21,828
Czech Republic	35,325	34,044	27,149
Norway	80,850	66,755	55,561
Hungary	114,414	93,172	69,687
France	97,786	93,705	71,644
Poland	80,490	86,028	74,713
Sweden	55,599	45,273	39,955
Other	35,122	31,799	23,863

Total Triple Play Distribution	1,220,895	1,067,244	829,147

Germany	29,692	51,260	10,548
DTH	30,252	84,534	58,448
Programming	–	82,194	61,657
Other	37,171	50,415	5,271
Intercompany Eliminations	–	(78,963)	(59,887)

Total Distribution	1,318,010	1,256,684	905,184

Priority Telecom	119,150	230,485	88,061
UPC Media	73,384	84,610	41,545
Corporate, IT & Other	492	4,228	3,662
Intercompany Eliminations	(114,980)	(197,243)	(37,627)

Total	1,396,056	1,378,764	1,000,825

(1)
For the twelve months ended December 31, 2000, the revenue and Adjusted EBITDA for our CLEC activities in The Netherlands, Austria and Norway have been reclassified from UPC Distribution to Priority Telecom, which is consistent with the presentation for the twelve months ended December 31, 2001.

(2)
Triple Play includes cable television, telephone, internet/data and digital.

	Triple Play Revenue for the Twelve Months Ended December 31, 2002
	Cable Television(1)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	264,407	89,019	132,163	485,589
Austria	89,296	52,554	67,799	209,649
Belgium	15,942	–	10,129	26,071
Czech Republic	30,136	751	4,438	35,325
Norway	55,910	10,825	14,115	80,850
Hungary	78,146	26,781	9,487	114,414
France	63,073	26,065	8,648	97,786
Poland	76,183	–	4,307	80,490
Sweden	37,974	–	17,625	55,599
Other	35,122	–	–	35,122

Total Triple Play Distribution	746,189	205,995	268,711	1,220,895

	Triple Play Revenue for the Twelve Months Ended December 31, 2001
	Cable Television(1)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	254,034	70,863	84,295	409,192
Austria	85,707	46,109	50,507	182,323
Belgium	15,395	–	9,558	24,953
Czech Republic	31,710	838	1,496	34,044
Norway	49,947	7,653	9,155	66,755
Hungary	63,066	26,612	3,494	93,172
France	62,655	23,473	7,577	93,705
Poland	84,190	–	1,838	86,028
Sweden	34,203	–	11,070	45,273
Other	31,799	–	–	31,799

Total Triple Play Distribution	712,706	175,548	178,990	1,067,244

	Triple Play Revenue for the Twelve Months Ended December 31, 2000
	Cable Television(1)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	217,450	50,516	38,516	306,482
Austria	83,087	27,464	27,714	138,265
Belgium	15,749	1,437	4,642	21,828
Czech Republic	25,912	965	272	27,149
Norway	49,048	3,406	3,107	55,561
Hungary	47,448	21,780	459	69,687
France	58,637	10,203	2,804	71,644
Poland	74,709	–	4	74,713
Sweden	33,559	–	6,396	39,955
Other	23,863	–	–	23,863

Total Triple Play Distribution	629,462	115,771	83,914	829,147

(1)
Digital is included in Cable Television.

	Adjusted EBITDA for the Year Ended December 31,
	2002	2001	2000(1)
	(In thousands of Euros)
Triple Play(2):
The Netherlands	133,010	66,015	16,932
Austria	75,633	49,011	35,839
Belgium	10,142	5,180	(878)
Czech Republic	14,441	11,997	4,422
Norway	21,104	8,786	7,939
Hungary	49,455	33,596	25,296
France	(8,102)	(25,245)	(19,724)
Poland	18,354	(262)	(371)
Sweden	20,336	9,444	(2,517)
Other	12,070	9,901	6,018

Total Triple Play Distribution	346,443	168,423	72,956

Germany	13,180	24,861	5,270
DTH	(3,910)	(9,032)	(19,455)
Programming	–	(39,021)	(52,670)
Other	35,344	8,526	(9,715)

Total Distribution	391,057	153,757	(3,614)

Priority Telecom	(3,996)	(89,329)	(41,062)
UPC Media	(5,090)	(112,671)	(190,270)
Corporate, IT & Other	(97,983)	(113,543)	(128,251)

Total	283,988	(161,786)	(363,197)

(1)
For the twelve months ended December 31, 2000, Adjusted EBITDA for our CLEC activities in The Netherlands, Austria and Norway have been reclassified from UPC Distribution to Priority Telecom, which is consistent with the presentation for the twelve months ended December 31, 2001.

(2)
Triple Play includes cable television, telephone, internet and digital.

12.  Segment and Geographic Information (Continued)

        Following is a reconciliation of Adjusted EBITDA to UPC's net loss before income taxes and other items for the years ended December 31, 2002, 2001 and 2000:

	For the Years Ended December 31,
	2002	2001	2000
Adjusted EBITDA	283,988	(161,786)	(363,197)
Depreciation and amortization	(709,600)	(1,097,822)	(718,669)
Impairment and restructuring charges	(420,736)	(1,687,948)	–
Stock-based compensation	(22,223)	(4,354)	79,995

Net operating loss	(868,571)	(2,951,909)	(1,001,871)

Interest income	28,351	49,655	44,345
Interest expense	(888,460)	(919,570)	(753,231)
Provision for loss on investments	(7,957)	(375,923)	–
Gain (loss) on sale of assets	(29,587)	(468,306)	(3,482)
Foreign exchange gain (loss) and other income (expense), net	657,817	(172,437)	(177,803)

Net loss before income taxes and other items	(1,108,407)	(4,838,490)	(1,892,042)

	Third Party Revenue by Geographical Area for the Year Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
The Netherlands	568,033	490,176	372,901
Austria	218,069	190,348	145,107
Belgium	26,071	25,206	21,828
Czech Republic	48,955	45,813	31,367
Norway	98,535	78,132	61,719
Hungary	131,219	104,209	71,134
France	98,152	97,511	71,649
Poland	83,736	152,025	132,136
Sweden	56,577	46,622	39,955
Germany	29,692	56,897	12,031
Other	37,017	91,825	40,998

	1,396,056	1,378,764	1,000,825

	Long-Lived Assets by Geographical Area
	As of December 31,
	2002	2001
	(In thousands of Euros)
The Netherlands	1,467,980	1,741,438
Austria	290,581	326,843
Belgium	21,379	24,325
Czech Republic	115,364	141,051
Norway	251,417	263,625
Hungary	239,701	249,800
France	547,099	630,187
Poland	118,448	165,543
Sweden	83,365	85,953
Germany	–	80,916
Other	40,029	44,649

Total	3,175,363	3,754,330

	Investments in Affiliates		Long-Lived Assets
	As of December 31,		As of December 31,
	2002	2001	2002	2001
	(In thousands of Euros)
Corporate	107,389	157,448	34,722	306,939
UPC Media	3,853	3,112	46,413	73,146
Priority Telecom	–	–	193,750	212,092
Distribution:
The Netherlands	205	206	1,251,142	1,215,702
Austria	–	–	269,768	297,155
Belgium	–	–	21,376	24,273
Czech Republic	–	–	115,364	141,051
Norway	–	–	216,653	234,712
Hungary	–	109	239,694	249,707
France	–	–	547,088	630,169
Poland	3,128	32,732	118,442	165,089
Sweden	–	–	83,365	80,259
Germany	–	41	–	80,881
Other	–	–	37,586	43,155

Total	114,575	193,648	3,175,363	3,754,330

	Capital Expenditures			Total Assets
	As of December 31,			As of December 31,
	2002	2001	2000	2002	2001
	(In thousands of Euros)
Corporate	8,414	47,712	255,855	542,113	1,294,762
UPC Media	6,695	56,057	120,874	69,253	134,302
Priority Telecom	32,891	78,075	162,176	249,412	769,413
Distribution:
The Netherlands	104,966	239,508	388,347	1,798,320	2,477,579
Austria	41,183	103,801	144,814	430,027	459,347
Belgium	3,094	9,371	10,673	42,422	48,290
Czech Republic	5,049	29,441	31,794	121,881	247,444
Norway	7,563	67,830	108,429	238,397	337,914
Hungary	17,872	35,391	127,979	327,667	393,657
France	21,122	128,347	245,812	580,956	857,037
Poland	4,789	39,903	137,767	233,969	771,155
Sweden	9,627	32,219	17,792	226,807	416,642
Germany	3,602	14,323	7,297	–	161,700
Other	3,966	15,244	12,957	69,793	106,222

Total	270,833	897,222	1,772,566	4,931,017	8,475,464

	Depreciation and Amortization
	For the Year ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Corporate	(122)	(82,740)	(31,286)
UPC Media	(21,723)	(41,709)	(25,522)
Priority Telecom	(47,787)	(90,437)	(17,268)
Distribution:
The Netherlands	(243,857)	(282,150)	(257,223)
Austria	(75,976)	(76,602)	(62,547)
Belgium	(6,287)	(8,420)	(10,211)
Czech Republic	(17,236)	(27,479)	(18,165)
Norway	(39,389)	(40,159)	(34,395)
Hungary	(36,854)	(39,358)	(25,253)
France	(90,781)	(88,028)	(65,051)
Poland	(30,124)	(141,832)	(117,705)
Sweden	(14,281)	(41,478)	(37,461)
Germany	(9,761)	(120,526)	(4,535)
Other	(75,422)	(16,904)	(12,047)

Total	(709,600)	(1,097,822)	(718,669)

13.  Impairment and Restructuring Charges

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

        The following table summarizes these costs by type and related segment of the business as per December 31, 2002 and as per December 31, 2001. In addition, the actual cash paid during 2002 and 2001 and remaining liability is included.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination Costs	Asset Disposal Losses and Other Costs	Impairment Charges	Total Impairment and Restructuring Charges
	(In thousands of Euros)
UPC Distribution	39,402	14,065	35,134	42,478	766,707	897,786
Priority Telecom	8,793	3,985	12,922	–	469,946	495,646
UPC Media	2,430	–	57,020	10,687	–	70,137
Corporate	2,090	262	–	–	222,027	224,379

Total impairment and restructuring charges 2001	52,715	18,312	105,076	53,165	1,458,680	1,687,948

Cash paid during 2001	(15,159)	(7,172)	(16,639)	(3,700)	–	(42,670)
Non-cash impairment charges	–	–	13,615	(33,237)	(1,458,680)	(1,478,302)

Impairment and restructuring liability, December 31, 2001	37,556	11,140	102,052	16,228	–	166,976

UPC Distribution	4,474	7,525	624	1,033	71,878	85,534
Priority Telecom	3,800	–	(14,868)	2,624	342,892	334,448
UPC Media	3,631	–	(16,963)	4,986	5,264	(3,082)
Corporate	1,924	–	–	5,638	(3,726)	3,836

Total impairment and restructuring charges 2002	13,829	7,525	(31,207)	14,281	416,308	420,736

Cash paid during 2002	(32,008)	(7,716)	(19,641)	(8,550)	–	(67,915)
Non-cash movement of restructuring liability	(832)	2,601	(16,020)	(17,764)	(416,308)	(448,323)

Impairment and restructuring liability, December 31, 2002	18,545	13,550	35,184	4,195	–	71,474

Short-term portion impairment and restructuring liability	10,713	8,775	2,434	4,116	–	26,038
Long-term portion impairment and restructuring liability	7,832	4,775	32,750	79	–	45,436

Impairment and restructuring liability, December 31, 2002	18,545	13,550	35,184	4,195	–	71,474

        Employee severance and termination costs.     The Company paid termination salaries, benefits, outplacement and other related costs to the employees involuntarily terminated. The total workforce reduction was effected through a combination of involuntary terminations and reorganizing operations to permanently eliminate open positions resulting from normal employee attrition. Salaries and benefits earned during the transition period have not been included in the restructuring charge.

        Office closures.     In addition to the decrease in employee positions, the restructuring plan provided for reduction in office space and related overhead expenses. Office closure and consolidation costs are the estimated costs to close specifically identified facilities, costs associated with obtaining subleases, lease-termination costs and other related costs.

        Impairment charges.     Included in "impairment charges" are charges recognized in accordance with the Company's policy on recoverability of tangible and intangible assets, as described in Note 3 "Summary of Significant Accounting Policies", as well as certain other write-downs. The primary components of this amount can be detailed as follows.

UPC Distribution

        As discussed in Note 3, we adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. Based on an annual impairment test, the Company recorded an impairment charge of 17.5 million on our net goodwill in Romania. In addition, the Company has written off obsolete customer premise equipment and other tangible assets in The Netherlands, Norway, France, Poland, the Slovak Republic and the Czech Republic amounting approximately 54.4 million.

Priority Telecom

        As discussed in Note 3, the Company adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment on an annual basis and whenever indicators of impairment arise. Based on an annual impairment test, the Company recorded an impairment charge of 332.2 million on its net goodwill in Priority Telecom. In addition, the Company has written off tangible assets amounting approximately 10.7 million.

Corporate

        During 2002, the Company incurred impairment and restructuring charges. Such charges have arisen as a result of the Company's contemplated debt restructuring and a rationalization of its investments.

        The following table summarizes the number of employees terminated as of December 31, 2002 and to be terminated during 2003 in accordance with the restructuring by both division and function:

	Total Number of Employees Terminated in 2002	Remaining Number of Employees to be terminated, as of December 31, 2002
Division:
UPC Distribution	873	45
Priority Telecom	23	–
UPC Media	86	–
Corporate	4	–

Total	986	45

Function:
Programming	1	–
Network Operations	498	5
Customer Operations	112	–
Customer Care	92	25
Billing and Collection	4	–
Customer Acquisition and Marketing	164	4
Administration	115	11

Total	986	45

14.  Income Taxes

        UPC qualifies as a Dutch holding company it may benefit from the so-called participation exemption. The participation exemption is a facility in Dutch corporate tax law, which allows a Dutch company to exempt any dividend income and capital gains in relation with its participation in subsidiaries. Capital losses are also exempted, apart from liquidation losses (under stringent conditions). All costs incurred at the UPC level, which relate to an investment in a foreign subsidiary, such as interest expense on loans used for the financing of the investment in the foreign subsidiary, would not be tax deductible. In addition, currency gains and losses on these loans are excluded from the calculation of corporation taxation.

14.  Income Taxes (Continued)

        The significant components of the net deferred tax liability are as follows:

	As of December 31,
	2002	2001
Deferred Tax Assets:
Tax net operating loss carry forward	1,322,280	1,598,981
Accrued interest	86,894	78,212
Property, plant and equipment, net	37,959	32,428
Derivative assets	–	30,719
Other	18,704	27,710

Total deferred tax assets	1,465,837	1,768,050

Valuation allowance	(1,465,837)	(1,768,050)

Deferred tax assets, net of valuation allowance	–	–

Deferred Tax Liabilities:
Intangible assets	(11,507)	(89,380)

Total deferred tax liabilities	(11,507)	(89,380)

Deferred tax liabilities, net	(11,507)	(89,380)

        The deferred tax liabilities are included in "Other long-term liabilities" on the balance sheet.

        The difference between income tax expense provided for in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

	For the Years Ended December 31,
	2002	2001	2000
Expected income tax benefit at the Dutch statutory rate of 34.5%, 35% and 35% respectively	(382,400)	(1,693,471)	(662,215)
Tax effect of permanent and other differences:
Valuation allowance of permanent differences	165,967	835,428	433,458
Non-deductible expenses	12,190	3,476	28,247
International rate differences	27,051	10,922	44,514
Depreciation	(18,841)	(15,868)	–
Goodwill amortization	–	93,156	95,988
Goodwill write off	118,461	616,657	–
Non deductible interest	106,950	88,724	64,251
Financial instruments	98,868	–	–
Non-deductible foreign exchange results	(108,654)	–	–
Other	(15,368)	21,360	(313)

Total income tax expense (benefit)	4,224	(39,616)	3,930

        The benefits of tax loss carry forwards arise primarily in The Netherlands, France, and Poland. The benefit of the tax loss carry forwards of France, and Poland aggregating to approximately 252.1 million as of December 31, 2002 is partly subject to future expiration. The benefit of the tax loss carry forwards of The Netherlands, aggregating to approximately 913.3 million as of December 31, 2002 has no expiration date.

        As a result of the restructuring, the Company will realize a one-time gain. To the extent this gain resides at the level of the Company or one of its Dutch subsidiaries, this creates Dutch taxable income. However, to the extent the Company has net operating losses, these net operating losses can be used to shelter this income. The Company has discussed the restructuring with the Dutch tax authorities and has come to an agreement on the treatment for Dutch corporate income tax purposes. Agreement has been reached on how the gain at the Company level should be calculated and how the Company's net operating losses can be used to shelter this gain. In view of the above, the restructuring will not lead to a cash outflow for corporate income tax. In addition, the restructuring will lead to a capital tax cost of 0.55% on the fair market value of the contributions made to the Company to the extent that the Company cannot rely on an exemption.

15.  Extraordinary Gain

        The extraordinary gain of 471.7 million for the twelve months period ended December 31, 2002, in part relates to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts of 124.5 million recognized during the first three months of 2002 and an extraordinary gain of 347.2 million associated with the unwinding of certain swap agreements, recognized during the three months ended June 30, 2002.

        On February 1, 2002, the Company amended certain swap agreements with a bank effective as of January 31, 2002. UPC entered into swap agreements in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to UPC under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to the Company, the bank was to deliver to us approximately 400 million, in aggregate principal amount of our senior notes and senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to UPC 353.2 million in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

        On June 11, 2002, the Company unwound certain swap agreements with a bank. The swap agreements were entered into in connection with the issuance of some of UPC's senior notes and senior discount notes. The swap agreements were subject to a potential event of default as a result of UPC's non-payment of interest on the senior notes, during which time the bank was not obliged to make payments to the Company under the swap agreement. In settlement of the bank's obligations to the Company, the bank delivered approximately 51.4 million in aggregate principal amount of our senior notes and senior discount notes held by that bank.

        On delivery of the senior notes and senior discount notes described in the two transactions above, UPC's indebtedness was reduced by 404.6 million and the Company recognized an extraordinary gain of 347.2 million during the three months ended June 30, 2002 on the cross currency swaps. In addition, the Company reduced its accrued interest expense associated with these notes.

16.  Basic Net Loss Attributable to Common Shareholders

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Net loss	(2,242,967)	(4,420,480)	(1,988,775)
Accretion of Series 1 convertible preferred stock	(159,245)	(120,311)	(7,633)

Basic net loss attributable to common shareholders	(2,402,212)	(4,540,791)	(1,996,408)

17.  Related Party Transactions

Agreement with United

        In February 1999, United and the Company became parties to a Management Service Agreement (the "United Service Agreement"), with an initial term through 2009, pursuant to which United will provide services such as accounting, financial reporting, investor relations, human resources, information technology, equipment procurement and testing expenses, corporate offices lease payments and costs associated with corporate finance activities. Under the United Service Agreement, the Company will pay United a fixed amount each month (initially USD 0.3 million). After the first year of the United Service Agreement, the fixed amount may be adjusted from time to time by United to allocate corporate level expenses among United's operating companies, including UPC, taking into account the relative size of the operating companies and their estimated use of United's resources. Until December 31, 2002, the monthly charges were USD 0.3 million. In addition, UPC will continue to reimburse United for costs incurred by United that are directly attributable to UPC. The United Service Agreement also specifies the basis upon which United may second certain of its employees to UPC. The Company generally is responsible for all costs incurred by United with respect to any seconded employee's employment and severance.

Related Party Payables

        The Company classifies any unpaid invoices related to seconded employee expenses or other expenses incurred by United on the Company's behalf as related party payables on the balance sheet. As of December 31, 2002 and 2001, the related party payable was 5,189 and 5,065, respectively.

Loans to Employees

        In 1996, UPC loaned certain employees of the Company amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to the Company is presented in the consolidated financial statements net of the

Company's obligation to the employees under the plan. As of December 31, 2002 and 2001, the receivables from employees, including accrued interest totaled nil and 4,193, respectively. The receivables from employees were forgiven per April 16, 2002.

UPC Corporate Facility

        In August 2000, UPC entered into an unsecured USD 200.0 million-bridge facility with UGC Holdings, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. UPC repaid this facility from the proceeds of the sale of its convertible preference shares, series 1.

        In November 2000, UPC entered into an unsecured USD 250.0 million-bridge facility with UGC Holdings, with an annual accrued interest of 12%. The principal amount and interest were due in full on October 1, 2001. UPC repaid this facility from the proceeds of the sale of its convertible preference shares, series 1.

Related Party Debt

        On January 30, 2002, United, acquired approximately USD 1,435 million and 263 million principal amount at maturity of UPC's outstanding senior notes and senior discount notes as well as a 1.0 billion Exchangeable Loan issued by Belmarken Holding B.V, one of UPC's primarily wholly-owned subsidiaries. As per December 31, 2002 these notes and Exchangeable Loan are classified as 2,358.4 million related party debt.

Chello B Shares Transfer

        On October 10, 2002, in consideration for the transfer of rights from UGC Internet Holdings to UPC necessary to eliminate UGC Internet Holdings territorial restrictions on chello broadband's business, UPC transferred 4,838,946 chello broadband class B ordinary shares to UGC Internet Holdings, representing 14.3% of chello broadband's issued share capital. As a result of the transfer of the class B ordinary shares to UGC Internet Holdings, UPC has owned approximately 85.3% of chello broadband since October 10, 2002.

GNU Channel (formerly known as HERE Channel)

        On October 21, 2002, UPC Programming B.V. and UPC Distribution Holding B.V. entered into a term sheet with Regent Worldwide Sales LLC ("Regent") for the creation of a fifty-fifty joint venture to create and distribute an alternative life-style digital broadband channel. The term sheet contemplates the parties entering into long form agreements for the joint venture and the distribution. On October 18, 2002, an independent committee of the Supervisory Board of the Company approved entering into the transaction. The independent committee was deemed necessary as Messrs. Gene W. Schneider and John P. Cole Jr., own 20.79% and 3.73%, respectively, of Advance Display Technologies, Inc., a public company listed on Nasdaq, which is proposing to merge with an affiliate of Regent. As a result of the merger, it is expected that Messrs. Gene W. Schneider, an advisor to the Supervisory Board and John P. Cole Jr., a Supervisory Director, will dilute their current shareholdings in the aggregate to less than 5% of the combined companies.

18.  Subsequent Events

Reece Note Payable

        On January 15, 2003 Reece Communications, Inc ("RCI") filed complaint in the Superior Court in New Castle County, Delaware against UPC Polska regarding default on certain Promissory Note due August 28, 2003 in the original principal amount of USD10 million payable by UPC Polska to RCI. The demand was made for immediate payment in full of the unpaid USD 6.0 million principal amount of the Promissory Note together with all accrued and unpaid interest on this note at the default rate. The litigation has not been officially served on UPC Polska and is currently in its very early stages. UPC Polska has not paid any amounts demanded by RCI, neither yet filed responsive pleadings in the litigation, no trial date has been set, and the parties have not yet commenced discovery.

Interest Rates Caps

        In first quarter, the Company has bought protection on the interest rate exposure on the EUR denominated bank indebtedness for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3% for an amount totaling 2.7 billion.

Tevel

        UPC's one-hundred percent indirect subsidiary, Cable Network Zuid-oost Brabant Holding B.V. ("Cable Brabant"), holds through its one hundred percent subsidiary U.C.T. Netherlands B.V. ("UCTN") and its 100% subsidiary, Tishdoret Achzakot Ltd ("Tishdoret"), a forty-six percent interest in Tevel Israel Communications Ltd. ("Tevel") the largest cable operator in Israel. The economic and regulatory situation in Israel together with the instability in the region led the Company to write the value of this minority investment down to zero at the year end 2001. Tevel's situation has not improved since December 31, 2001. On April 22, 2002 Tevel filed for court protection from creditors and a trustee was appointed by the Israeli Court to form a plan of reorganization. To date, no plan or reorganization has been approved or accepted by any of the interested parties to the Tevel proceeding. In connection with the original acquisition of the cable assets in Israel, Cable Brabant is indebted to the First Bank of Israel in the principal amount of 55 million, which was due, together with accrued interest, on November 9, 2002, resulting in an aggregate indebtedness of approximately 67 million (the "FiBI Loan"). The FiBI loan is secured by a pledge of half of the shares in Tevel. UPC has agreed that Cable Brabant sells all of its material assets (including the shares in UCTN, and indirectly the shares in Tishdoret and Tevel) to the First International Bank of Israel, resulting in the cancellation of its obligation to repay the FiBI loan. This transaction closed on February 24, 2003.

Conversion of TKP Loan to Equity in TKP

        On February 27, 2003, the JV Loan was repaid to a subsidiary of UPC Polska in the principal amount of 30.0 million and subsequently contributed by a subsidiary of UPC Polska to TKP's paid-in capital, following the shareholders' resolution to increase share capital of TKP. A subsidiary of UPC Polska acquired 60,000 registered C series shares at the issue price of 500 Euros each. Canal+ and PolCom contributed together 90 million of their loans into paid-in capital on the same date. After the contribution, a subsidiary of UPC Polska continued to hold 25% of TKP's shares. As the loan granted to TKP of

30.0 million was included in the fair market value of the investment in TKP as of December 7, 2001, the above transactions (repayment of the loan to a subsidiary of UPC Polska by TKP and further capital contribution of 30.0 million) have no influence on the valuation of the investment in TKP.

Reality TV

        On March 24, 2003 UPC Programming and Zone Vision Enterprises Limited executed a modification agreement to the September 1999 agreement in relation to the 50/50 joint venture, Reality TV Limited, a United Kingdom company. In exchange for UPC Programming swapping its ordinary shares into Class B shares, UPC Programming received Euro 610,000 and an agreement that its loan to Reality TV would be paid in priority to the Zone Vision loan. The effect of the exchange into Class B shares is that Zone Vision may consolidate Reality TV Limited under generally accepted accounting principles in the United Kingdom. In connection with the modification agreement, Reality TV executed a six-year services agreement with UPC's Digital Media Center.

PCI Notes

        On November 1, 2003, UPC Polska will be required to fulfill its repayment obligation of approximately USD14.5 million in principal amount under the PCI Notes. At December 31, 2002 the PCI Notes were classified as a short-term liability. In February 2003, PCI elected to satisfy and discharge PCI Notes in accordance with the PCI Indenture. Pursuant to the PCI Indenture, on March 24, 2003 UPC Polska deposited with the Indenture trustee funds to be held in trust, sufficient to pay and discharge the entire indebtness plus accrued interest at the maturity (November, 1 2003) represented by PCI Notes.

        UPC and certain holders of the UPC Polska notes are engaged in discussions about a restructuring of UPC Polska's indebtedness. No final agreement has been reached so far.

Other

        Other subsequent events are described in Note 2 "Reorganization Under Bankruptcy Code" in the consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES

To the Board of Directors and Shareholders of United Pan-Europe Communications N.V.:

        We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements for the year ended December 31, 2002 of United Pan-Europe Communications N.V. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 31, 2003. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements for the year ended December 31, 2002 taken as a whole. The 2001 and 2000 consolidated financial statements and 2001 and 2000 Schedules of United Pan-Europe Communications N.V. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the 2001 and 2000 financial statements and 2001 and 2000 Schedules, before the revision described in Note 7 to the 2002 consolidated financial statements, in their reports dated April 12, 2002. Such reports included an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern as the Company had suffered recurring losses from operations and had a net capital deficiency. The auditor's reports on the consolidated financial statements 2001 and 2000 also included an explanatory paragraph on the Company's changed method of accounting for derivative financial instruments as a result of the adoption, effective January 1, 2001, of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging activities".

        The following Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. Our responsibility is to express an opinion on these financial statements schedules based on our audits. These Schedules for the year ended December 31, 2002 have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

        Our report on the consolidated financial statements for the year ended December 31, 2002 includes an explanatory paragraph with respect to the change in accounting principle as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" as per January 1, 2002 and our audit of the related transitional disclosures. The opinion also includes a paragraph explaining that the Company is currently under bankruptcy court supervision in both the United States and in The Netherlands, has suffered substantial recurring losses from operations, is currently in default under certain of its senior notes and senior discount notes, obtained waivers through March 31, 2003 from the lenders under the UPC Distribution Bank Facility and the Exchangeable Loan for potential events of cross defaults, and has a net capital deficiency. Management expects the Company to incur operating losses at least through 2004. Accordingly there is substantial doubt regarding the Company's ability to continue as a going concern. Management plans in regard to these matters and the status of the Financial Restructuring are described in Note 2 to the consolidated financial statements. The consolidated financial statements and Schedules do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to successfully complete the Financial Restructuring or to continue as a going concern.

Amstelveen, The Netherlands
March 31, 2003

KPMG Accountants N.V.

        THE FOLLOWING IS A COPY OF THE REPORT ON SCHEDULES PREVIOUSLY ISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THE REPORT OF ARTHUR ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. THIS REPORT ON SCHEDULES HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN.

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

        Our report on the consolidated financial statements includes explanatory paragraphs with respect to the change in accounting principle as a result of the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative and Hedging Activities" in 2001, as discussed in Notes to the consolidated financial statements, and the substantial doubt about the company's ability to continue as a going concern, as discussed in Notes to the consolidated financial statements.

ARTHUR ANDERSEN

Amstelveen, The Netherlands,
April 12, 2002

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)

PARENT ONLY

SCHEDULE 1

Condensed Information as to the Financial Condition of Registrant

	As of December 31,
	2002	2001
	(In thousands of Euros, except share and per share amounts)
ASSETS:
Current assets
Cash and cash equivalents	12,994	29,560
Restricted cash	2,544	1,890
Receivables, affiliated companies	–	194,517
Deferred financing costs, net of accumulated amortization of nil and 20,225, respectively	–	67,225
Other receivables, net	4,518	9,133
Other current assets	32,107	3,429

Total current assets	52,163	305,754
Investments in and advances to affiliated companies, accounted for under the equity method, net	221,480	2,323,363
Property, plant and equipment, net of accumulated depreciation of 11,322 and 44,060 respectively	27,419	227,101
Goodwill and other intangibles, net of accumulated amortization of nil and 85, respectively	–	1,333
Other investments	64,580	68,761
Derivative assets	–	194,000

Total assets	365,642	3,120,312

The accompanying notes are an integral part of these financial statements.

	As of December 31,
	2002	2001
	(In thousands of Euros, except share and per share amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
Accounts payable, including related party payables of nil and 5,065, respectively	602	40,490
Accrued liabilities, including related party accrued liability of 129,450 and 18,080, respectively	–	140,345
Accrued liabilities, affiliated companies	–	30,909
Current portion of long-term debt, including related party debt of nil and 1,597,429, respectively	–	4,946,505

Total current liabilities not subject to compromise	602	5,158,249
Liabilities subject to compromise (Note 2):
Accounts payable	36,889	–
Accrued liabilities	351,500	–
Current portion of long-term debt, including related party debt of 1,463,923 and nil, respectively	4,148,889	–

Total current liabilities subject to compromise	4,537,278
Long-term debt, affiliated companies	423,462	785,556
Negative investment in and loans to affiliated companies	268,558	–
Deferred gain on sale of assets	150,321	–
Other long-term liabilities	–	17,495

Total liabilities	5,379,619	5,961,300

Convertible preferred stock subject to compromise:
Convertible preferred stock (see Note 2 and 4)	1,664,689	–
Convertible preferred stock not subject to compromise:
Convertible preferred stock (see Note 4)	–	1,505,435
Shareholders' deficit
Priority stock, 1.0 par value, 300 shares authorized, 300 shares issued	–	–
Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 443,417,525 and 441,246,729 shares issued, respectively	443,418	443,418
Additional paid-in capital	2,740,586	2,766,492
Deferred compensation	(16,888)	(52,088)
Accumulated deficit	(10,053,630)	(7,651,418)
Other cumulative comprehensive income	207,246	147,173

Total shareholders' deficit	(6,679,268)	(4,346,423)

Total liabilities and shareholders' deficit	365,642	3,120,312

The accompanying notes are an integral part of these financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN POSSESSION)
PARENT ONLY

SCHEDULE 1

Condensed Information as to the Financial Condition of Registrant

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros, except share and per share amounts)
Management fee income from related parties	20,837	68,247	94,784
Corporate general and administrative expense	(46,733)	(84,251)	(38,149)
Depreciation and amortization	(18,128)	(99,361)	(28,678)
Impairment and restructuring charges	(1,333)	(99,766)	–

Net operating loss	(45,357)	(215,131)	27,957
Interest income	9,512	11,416	22,833
Interest income, affiliated companies	957,759	856,660	396,540
Interest expense	(332,522)	(455,386)	(505,276)
Interest expense, affiliated companies	(34,215)	–	–
Interest expense, related party	(168,994)	(65,800)	–
Foreign exchange gain (loss) and other income (expense), net	410,832	(214,733)	(133,261)

Net gain (loss) before income taxes and other items	797,015	(82,974)	(191,207)
Reorganization expenses, net (Note 2)	(69,428)	–	–
Share in results of affiliated companies, net	(3,317,761)	(4,368,510)	(1,797,568)
Income tax expense	–	(54)	–

Net loss before cumulative effect of change in accounting principle	(2,590,174)	(4,451,538)	(1,988,775)
Extraordinairy gain	347,207	–	–
Cumulative effect of change in accounting principle	–	31,058	–

Net loss	(2,242,967)	(4,420,480)	(1,988,775)

Basic net loss attributable to common shareholders	(2,402,222)	(4,540,791)	(1,996,408)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle(1)	(2.74)	(10.32)	(4.56)

Basic and diluted net loss per ordinary share(1)	(5.42)	(10.27)	(4.56)

Weighted-average number of ordinary shares outstanding (1)	443,417,525	442,226,377	438,041,841

(1)
As adjusted for the stock splits.

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Cash flows from operating activities:
Net loss	(2,242,967)	(4,420,480)	(1,988,775)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18,128	99,361	28,753
Amortization of deferred financing costs	13,537	9,712	8,071
Non-cash impairment and restructuring charges	1,333	99,766	–
Reorganization expenses	69,428	–	–
Accretion of interest	(713,671)	230,174	196,426
Share in results of affiliated companies, net	3,317,760	4,368,510	1,797,568
Compensation expense related to stock options	22,224	8,300	(53,645)
Exchange rate (gain) loss, net	(558,238)	63,397	103,158
Extraordinary gain	(347,207)	–	–
Cumulative effect of change in accounting principle	–	(31,058)	–
Loss on derivative assets	135,745	128,154	–
Loss on sale of assets	14,826	–	–
Other	–	7,800	1,531
Changes in assets and liabilities:
Increase (decrease) in receivables	(23,942)	309,147	(3,252)
Decrease (increase) in other non-current assets		–	(2,496)
Increase (decrease) in other current liabilities	204,763	6,429	131,532
Increase (decrease) in deferred taxes and other long-term liabilities	(16,718)	–	(3,575)

Net cash flows from operating activities	(104,999)	879,212	215,296

Cash flows from investing activities:
Restricted cash deposited, net	(654)	(1,469)	18,262
Investments in, loans to and advances to affiliated companies, net	72,160	(1,610,876)	(3,573,151)
Investments in securities, net	–	–	(27,518)
Capital expenditures	(4,980)	(29,095)	(217,372)
Sale of assets	21,941	–	–

Net cash flows from investing activities	88,467	(1,641,440)	(3,799,779)

Cash flows from financing activities:
Proceeds from initial public offering, net	–	1,786	–
Proceeds from issuance of convertible preferred stock	–	–	1,423,148
Proceeds from contribution shareholder	–	–	7,401
Proceeds from senior notes	–	–	1,594,161
Proceeds from short-term borrowings	–	–	227,381
Proceeds from long- and short-term borrowings, affiliated companies	–	123,004	315,923
Deferred financing costs	–	–	(39,505)
Repayments of long and short-term borrowings	–	–	(227,381)

Net cash flows from financing activities	–	124,790	3,301,128

Effect of exchange rates on cash	(34)	–	–

Net increase (decrease) in cash and cash equivalents	(16,566)	(637,438)	(283,355)
Cash and cash equivalents at beginning of period	29,560	666,998	950,353

Cash and cash equivalents at end of period	12,994	29,560	666,998

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

PARENT ONLY-SCHEDULE I

Condensed Information as to the Financial Condition of Registrant

	For the Years Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Non-cash investing and financing activities:
Acquistion of EWT/TSS via issuance of subsidiary shares	–	–	715,040

Acquistion of Cignal Global Communications via issuance of subsidiary shares	–	–	235,700

Supplemental cash flow disclosures:
Cash paid for reorganization expenses (Note 2)	(32,264)	–	–

Cash paid for interest	(91)	(289,778)	(241,562)

Cash received for interest	140	16,100	30,035

1.    Organization and Nature of Operations

        United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V. ("UPC" or the "Company"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. In 1995, UGC Holdings, Inc. (formerly known as United International Holdings, Inc. and then as UnitedGlobalCom, Inc. ("UGC Holdings")), a United States of America corporation, and Philips Electronics N.V. ("Philips"), contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. In December 1997, UGC Holdings acquired Philips' 50% interest in UPC (the "UPC Acquisition"), thereby making it an effectively wholly-owned subsidiary of UGC Holdings (subject to certain employee equity incentive compensation arrangements). Subsequently in February 1999, UPC had its initial public offering. As of December 31, 2002, UGC Holdings owns 64.4% of UPC.

        UPC owns and operates broadband communication networks in 11 European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution comprises the local operating systems and provides video, telephone and internet services for residential customers, (Triple Play). UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post-production services, and thematic channels for distribution on UPC's network, third party networks and DTH platforms. Priority Telecom focuses on providing network solutions to the business customer. In addition, as part of the ongoing realignment of the business, UPC is in the process of forming an Investments Division, which will manage UPC's non-consolidated investment assets. These assets were valued at 226.0 million and 127.3 million as of December 31, 2001 and 2002, respectively. UPC continues to focus on rationalizing its investment portfolio to maximize value.

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

2.    Reorganization Under Bankruptcy Code

        The Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2004, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense. During 2001, the Company reviewed its current and long-range plan for all segments of their business and the Company hired a strategic consultant to assist the Company in the process. The Company worked extensively with this consultant to revise the Company's strategic and operating plans. The Company has revised its strategic vision, no longer focusing on an aggressive digital roll-out, but on increasing sales of products and services that have better gross margins and are currently profitable. The revised business plan focuses on average revenue per subscriber and margin improvement, increased penetration of new service products within existing upgraded homes, efficient deployment of capital and focus on products with positive net present values. During 2002, we took steps to implement our revised business plan.

Defaults and Waivers

        Viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes and senior discount notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of 113.0 million (USD 100.6 million) on its outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments on the first three series of notes, upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003, the Company failed to make required interest payments in the aggregate amount of 38.9 million, 123.5 million, 36.5 million and 117.8 million, respectively, on its outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, and 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. Neither the trustees for the defaulted notes nor the requisite number of holders of those notes accelerated the payment of principal and interest under those notes.

        UPC's failure to make the February 1, 2002, May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 interest payments on its senior notes, and the resulting Events of Default under the indentures relating to the senior notes and senior discount notes, gave rise to potential cross events of default under the following credit and loan facilities:

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

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V. and UPC Internet Holding B.V., which owns chello broadband N.V. The Exchangeable Loan is held by United as of March 31, 2003, it will be contributed to the new holding company, New UPC, Inc. ("New UPC"),. The Exchangeable Loan will be subsequently sold by New UPC to the Company in exchange for Ordinary Shares C of the Company. The occurrence of matured cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the potential cross events of defaults under such facilities that existed or may exist as a result of its failure to make the interest payment due on February 1, 2002 on its outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010 within the applicable cure periods and any resulting cross defaults. During the period from June 4, 2002 to September 27, 2002, the Company received bi-weekly waivers from the bank lenders and United. On September 27, 2002, the bank lenders and United extended the coverage of the waivers to all its outstanding senior notes and senior discount notes and any resulting cross defaults, and the duration of the waivers until March 31, 2003.

        Each of these waivers will remain effective until the earlier of

  •
  March 31, 2003,

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver, or

  •
  in the case of the waiver for the Exchangeable Loan only, the acceleration of any advances under the UPC Distribution Bank Facility, the conversion of the notes under the credit or loan facility into UPC's ordinary shares in accordance with the terms of the Memorandum of Understanding described below, or five business days after United has given notice to the Company that, in its judgment, restructuring negotiations with holders of the senior notes and senior discount notes are not progressing satisfactorily.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

PARENT ONLY-SCHEDULE I

2.    Reorganization Under Bankruptcy Code (Continued)

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility subjects UPC to a 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place. In addition, the waiver to the UPC Distribution Bank Facility includes amendments to the UPC Distribution Bank Facility which

  •
  increase operational headroom for the UPC Distribution group by increasing and extending the maximum permitted ratios of senior debt to annualized EBITDA and by lowering and extending the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount;

  •
  reduce the total commitment amount under the facility to 3.5 billion; and

  •
  require UPC Holding B.V. to provide an additional 125 million in funding to UPC Distribution on or before March 31, 2003.

The Company is currently negotiating and expects to receive an extension to the original bank waiver.

        On July 30, 2002, the Company transferred 22.3% of its UPC Germany shares to the holders of the remaining minority interest in UPC Germany (as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements contained in this Annual Report on Form 10-K). Due to the share transfer, such holders became the majority shareholders of UPC Germany. The EWT Facility was refinanced by the new majority shareholders and the potential cross default ceased to exist.

Agreement for Restructuring

        On February 1, 2002, the Company signed a Memorandum of Understanding with United and its subsidiary UGC Holdings,(the "Memorandum of Understanding"). The Memorandum of Understanding is a non-binding agreement in principle with United and UGC Holdings to enter into negotiations with the holders of the Company's senior notes and senior discount notes to attempt to reach agreement on a means to restructure its indebtedness at the holding company level.

        During the month of March 2002, UPC met with representatives of United, which currently holds the Exchangeable Loan and a significant portion of the Company's senior notes and senior discount notes, and a steering committee representing the holders of the Company's senior notes and senior discount notes (other than United) to begin preliminary discussions with respect to a process for, and terms of, a restructuring of those notes and the Exchangeable Loan. United and its advisors and the steering committee and its advisors completed the due diligence about the Company and the Company's current financial condition.

        On September 30, 2002, the Company announced that a binding agreement had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for the Company. If implemented under its current terms, the agreed recapitalization will substantially delever its balance sheet eliminating approximately 4.1 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 351.5 million, 894.5 million of Exchangeable Loan debt, and

1.7 billion of convertible preference shares (all amounts as of December 31, 2002) in exchange for equity issued by New UPC. The agreement consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.5 billion in the Company's notes including accrued interest on the senior notes and its 894.5 million Exchangeable Loan (as of December 31, 2002);

  •
  third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.9 billion of the Company's notes (including accrued interest on the senior notes) (as of December 31, 2002);

  •
  approximately 2% of New UPC's pro forma equity will be available for the Company's existing preferred and ordinary shareholders, including United;

  •
  in addition, United agreed to purchase up to 100 million (the "Maximum Subscription Amount") in shares of common stock of New UPC ("New UPC Common Stock") at the consummation of the Company's restructuring, subject to reduction if it sold any assets or raised any non-dilutive capital in the interim. United will purchase the stock at the valuation implied by the restructuring; and,

  •
  the third-party noteholders would have certain board representation and minority rights in New UPC.

        If UPC completes the sale of its SBS shares to United prior to the completion of the restructuring described below, as is contemplated the proceeds from the sale will reduce the Maximum Subscription Amount to zero and as a result, its third-party noteholders will not have the right to subscribe for any shares of New UPC common stock. The Plan and the Akkoord and the other transactions contemplated by the restructuring agreement are to become effective on a date (the "Effective Date") identified by the Company and falling no more than 11 days after all conditions to the consummation of the Plan and Akkoord have been satisfied or waived.

        In addition, the restructuring agreement contains an agreement by the parties (other than the Company) to forbear on exercising rights and remedies relating to defaults on the senior notes, senior discount notes and Exchangeable Loan while the restructuring agreement remains in effect.

The Plan of Reorganization

        In order to effectuate the restructuring, on December 3, 2002 (the "Petition Date"), the Company filed a petition for relief under Chapter 11 (the "Chapter 11 Case") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code") and the Company filed a pre-negotiated plan of reorganization, dated December 3, 2002 (the "Plan"), with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"). The first amended Plan was filed with the U.S. Bankruptcy Court on December 23, 2002 and second amended Plan was filed with the U.S. Bankruptcy Court on January 7, 2003. The Plan, as amended and modified by the first modifications dated February 18, 2003, was confirmed by the U.S. Bankruptcy Court on February 20, 2003. In general, the Plan provides for the transfer of New UPC common stock for various claims against, and equity interests in, the Company, as contemplated by the Memorandum of Understanding.

Akkoord

        In order to fully achieve the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, the Company commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, the Company filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "Dutch Bankruptcy Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). The Company submitted a revision to the Akkoord to the Dutch Bankruptcy Court on December 23, 2002 and a subsequent revision on January 7, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 24, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a EUR 1.00 claim and one vote, based on a claim against the Company, appealed the Dutch Court's ratification of the Akkoord. The Dutch Court of Appeals has scheduled an expedited hearing for the appeal for April 1, 2003 and is expected to rule on the appeal shortly thereafter. The Company believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled a similar objection brought by ICH in the parallel United States Chapter 11 process. The Company does not expect that this appeal will affect the successful completion of our restructuring, which in all other respects has been finalized. The appeal will however, delay completion of the restructuring beyond March 31, 2003. The Company is currently negotiating and expects to receive an extension to the waiver on our UPC Distribution Bank Facility with the coordinating committee of senior bank lenders.

Dutch Implementing Offer

        Unlike the U.S. Bankruptcy Code, the Dutch Bankruptcy Code does not provide for the Akkoord to reorganize or cancel any of the equity interests, ownership interests or shares in the Company. Therefore, in order to facilitate implementation of the Plan with respect to certain of the UPC Ordinary Shares A in accordance with Dutch law, New UPC commenced an offer, solely with respect to holders of UPC Ordinary Shares A who were not U.S. Persons (as defined in Rule 902(k) of Regulation S promulgated under the U.S. Securities Act of 1933, as amended (the "U.S. Securities Act"), "U.S. Persons") and were not located or residing within the United States, to deliver shares of New UPC common stock to such holders of UPC Ordinary Shares A in consideration for the delivery by such holders of their UPC Ordinary Shares A to New UPC (the "Dutch Implementing Offer").

Extraordinary General Meeting of Shareholders

        Similarly, the Dutch Bankruptcy Code does not provide for the Dutch Bankruptcy Case to exempt compliance from otherwise applicable corporate law. Therefore, in order to facilitate implementation of the Plan, the Company held an extraordinary meeting of the holders of the UPC Ordinary Shares A, the UPC Priority Shares and the UPC Preference Shares A (the "Extraordinary General Meeting") to approve certain amendments to the Company's Articles of Association and other shareholder proposals (the "Shareholder Proposals").

        At UPC's Extraordinary General Meeting of shareholders, which was held on February 19, 2003, the following amendments were adopted:

  •
  proposal to amend the Company's Articles of Association (the "First Amendment") to

  (i)
  decrease the nominal value of each issued and outstanding UPC Ordinary Share A from 1.00 to 0.02 without repayment; and

  (ii)
  decrease the nominal value of each UPC Priority Share and UPC Preference Share A from 1.00 to 0.02 without repayment,

        which capital reduction will permit the Company to eliminate its accumulated deficit;

  •
  proposal to amend the Company's Articles of Association (the "Second Amendment") to

  (i)
  decrease the number of authorized UPC Ordinary Shares A to 450,000,000;

  (ii)
  remove the UPC Preference Shares A from the authorized capital of the Company;

  (iii)
  authorize a new class of 50,000,000,000 registered Ordinary Shares C ("UPC Ordinary Shares C") with a nominal value of 0.02;

  (iv)
  in the event Dutch law allows the issuance of nonvoting stock, prohibit the issuance of nonvoting stock and prohibit cooperation in connection with the issuance of depository receipts; and

  (v)
  remove the UPC Ordinary Shares B and the UPC Preference Shares B from the authorized capital of the Company;

  •
  proposal to convert the UPC Preference Shares A on a one-for-one basis into registered UPC Ordinary Shares A, effective upon the Second Amendment and the Effective Date;

  •
  proposal to amend the Company's Articles of Association (effective on the later to occur of the Effective Date and the date of the delisting of the UPC Ordinary Shares A from Euronext Amsterdam N.V.) (the "Third Amendment") to provide that the Company will have Articles of Association of a non-listed company, including, inter alia, provisions:

  (i)
  allowing registered shares;

  (ii)
  restricting transfers of shares;

  (iii)
  amending the management structure of the Company to a one-tier board (i.e., that the Company's Supervisory Board will be eliminated, the holders of the UPC Priority Shares will have certain rights with respect to the Company's Board of Management and the Company's Board of Management will consist of one or more members);

  (iv)
  authorizing holders of UPC Ordinary Shares A to exercise the rights attached to their UPC Ordinary Shares A only upon exchange of their bearer UPC Ordinary Shares A into registered UPC Ordinary Shares A; and

  (v)
  as soon as all issued shares in the Company will be held by one shareholder, converting each issued UPC Priority Share into one UPC Ordinary Share C, and all powers of the holders of the UPC Priority Shares under UPC's Articles of Association of the Company vesting, to the extent possible, in the general meeting of shareholders of the Company.

Summary of Status of the Restructuring

        As of the date of this Report, the restructuring of the Company has not been completed, but is in the final stages. The Plan, which provides for the transfer of New UPC common stock for various claims against, and equity interests in the Company, has been confirmed by the U.S. Bankruptcy Court. In addition, the Akkoord, which was filed to effect the restructuring under Dutch law, has been ratified by the Dutch Bankruptcy Court. An appeal was filed against the ratification of the Akkoord on March 21, 2003, but the Company believes it is without merit and intends to oppose it vigorously. The Dutch Court of Appeals has scheduled a hearing for the appeal for April 1, 2003. The Dutch Implementing Offer, which was scheduled to expire on March 21, 2003, has been extended to April 14, 2003. The Dutch Implementing Offer will become unconditional on the effective date of the Plan and the settlement of the Dutch Implementing Offer will occur no later than five Euronext business days after the Dutch Implementing Offer becomes unconditional (e.g., no later than five Euronext business days after the effective date of the Plan). Certain amendments to UPC's Articles of Association were adopted during an Extraordinary General Meeting of its shareholders. Some of the amendments were effective immediately and the remaining amendments will become effective upon the later to occur of the effective date of the Plan and the date of the delisting of the its Ordinary Shares A from Euronext Amsterdam. The Plan and the Akkoord is expected to become effective and it's restructuring complete soon after the appeal against the Akkoord is resolved. From and after the Effective Date of the Plan, the Company expects to operate its businesses and properties as a reorganized entity pursuant to the terms of the Plan.

        As of December 31, 2002, the Company had not made the interest payments on the 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010, 11 1/2% Senior Notes due 2010, 10 7/8% Senior Notes due 2007 and the 11 1/4% Senior Notes due 2009. UPC believes subscriber growth has been impacted in some countries by the Company's financial restructuring; however, the restructuring has not had a material adverse effect on its subsidiaries or its relationships with suppliers and employees.

        UPC has experienced net losses since formation. As of December 31, 2002, as a result of the events of default described above, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities and there was substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow would be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) UPC's ability to restructure the July 1999 Notes, October 1999 Notes, January 2000 Notes, the Exchangeable Loan and the convertible preferred stock and (ii) UPC's ability to generate the cash flows required to enable it to recover the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of UPC's ability to continue as a going concern, the Report of Independent Accountant includes a modification in this respect. Following the successful completion of the planned restructuring, UPC believes that the Company will have sufficient sources of capital, working capital and operating cash flows to enable the Company to continue as a going concern.

        In connection with the Chapter 11 Case, the Company is required to prepare its consolidated financial statements and parent-only schedules as of December 31, 2002, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan are segregated in the Company's consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities and the convertible preferred stock are recorded at the amounts expected to be allowed as claims in the Chapter 11 Case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Plan.

        As part of the Plan, the Company has rejected certain leases and contracts, as allowed by the Bankruptcy Code.

        The amounts for Chapter 11 related reorganization expenses included in the consolidated debtor-in-possession statement of operations consist of the following for the year ended December 31, 2002 (in thousands of Euros):

Deferred financing costs	53,311
Professional fees	16,117

Total	69,428

        Liabilities and convertible preferred stock included in the consolidated debtor-in-possession balance sheet as of December 31, 2002, which are subject to compromise under the terms of the Plan, are summarized as follows (in thousands of Euros):

CineNova claim	11,667
Philips claim	25,222

Total accounts payable	36,889

Accrued interest	351,500
July 1999 Notes	1,513,558
October 1999 Notes	1,027,625
January 2000 Notes	1,607,706

Total senior notes, senior discount notes and other debt (see Note 5)	4,148,889

Convertible preferred stock (see Note 4)	1,664,689
Total liabilities subject to compromise	6,201,967

        In accordance with SOP 90-7 interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is an allowed claim. The interest expense allowed as claim is 535.7 million (including 169.0 million related party interest expense) for the year ended December 31, 2002. The contractual interest is expense is 565.1 million (including 185.1 million related party interest expense) for the year ended December 31, 2002.

        Certain reorganization charges and liabilities, which are subject to compromise, have been incurred by subsidiaries of UPC N.V.

3.    Basis of Presentation

        The accompanying parent only financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Refer to Note 3 "Summary of Significant Accounting Policies" of the consolidated financial statements of the Company.

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

        In July 2001, the Emerging Issues Task Force ("EITF") issued Topic D-98 "Classification and Measurement of Redeemable Securities". Topic D-98 requires that securities with redemption features that are not solely within control of the issuer to be classified outside permanent equity. Because UPC's parent has an investment in the Preference Shares, the redemption features are note solely within the control of UPC. Topic D-98 became effective in the fourth fiscal quarter of 2001 and required that all prior periods be restated. As a result, the Preference Shares have been reclassified, and are no longer presented as a component of permanent equity. The Preference Shares are subject to compromise in UPC's pending reorganization under Bankruptcy Code, see Note 2.

5.    Long-Term Debt and Current Portion of Long-Term Debt

	As of December 31,
	2002	2001
	(In thousands of Euros)
July 1999 Notes(1)	1,513,558	1,796,252
October 1999 Notes(1)	1,027,625	1,207,569
January 2000 Notes(1)	1,607,706	1,942,684
Long term debt affiliated companies	423,462	785,556

	4,572,351	5,732,061
Less current portion	4,148,889	(4,946,505)

Total	423,462	785,556

(1)
These senior notes are subject to compromise as of December 31, 2002, see Note 2 "Reorganization Under Bankruptcy Code".

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss. As discussed in Note 2 "Reorganization Under Bankruptcy Code", as of March 3, 2002, the Company is in default under its senior notes and senior discount notes. Accordingly these borrowings have been reclassified to current portion of long-term debt.

UPC July 1999 Senior Notes and Discount Notes Offering (July 1999 Notes)

        In July 1999, UPC closed a private placement bond consisting of USD 800.0 million 10 7/8% senior notes due 2009, 300.0 million 10 7/8% senior notes due 2009 and USD 735.0 million 12 1/2% senior discount notes due 2009. Interest payments on the senior notes are due semi-annually, commencing February 1, 2000. The senior discount notes were sold at 54.521% of the face amount, yielding gross proceeds of USD 400.7 million. The senior discount notes accrue, but do not pay, interest until February 2005, at which date the interest payments become current. In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. The USD 800.0 million 10.875% senior notes have been swapped into Euros at a rate of 1.06 U.S. dollars per Euro. Of the Euro obligations, 50% have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.15%. The remaining 50% have a variable interest rate of EURIBOR + 4.15%. As per June 30, 2002, the swaps on these senior notes were unwound. Since that date, we pay a fixed interest rate of 10.875% on the notional amount of USD 800 million. In December 1999, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 483.6 million is held by United, as of December 31, 2002. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending reorganization under Bankruptcy Code, see Note 2.

UPC October 1999 Senior Notes and Discount Notes Offering (October 1999 Notes)

        In October 1999, UPC closed a private placement bond offering consisting of: USD 252.0 million and 101.0 million of 11 1/4% senior notes due 2009; USD 200.0 million and 100.0 million of 10 7/8% senior notes due 2007 and USD 478.0 million and 191.0 million aggregate principal amount at maturity of 13 3/8% senior discount notes due 2009. The senior discount notes were sold at 52.306% of the face amount, yielding gross proceeds of USD 250.0 million and 100.0 million. The senior discount notes accrue, but do not pay, interest until November 2004 at which date the interest payments become current. UPC has entered into cross-currency swaps, swapping the USD 252.0 million, 11 1/4% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro, and swapping the USD 200.0 million 10 7/8% coupon into fixed and variable rate Euro notes at a rate of 1.049 U.S. dollars per Euro. Of the swapped USD 252.0 million senior notes, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. Of the swapped USD 200.0 million, 50% have a fixed interest rate of 9.92% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.80%. The remaining 50% have a variable interest rate of EURIBOR + 4.80%. As per June 30, 2002, the swaps on these senior notes were unwound. Since that date, we pay a fixed interest rate of 11.25% and 10.875% on the notional amounts of USD 252.0 million and USD 200.0 million respectively. In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and senior discount notes. Of the outstanding balance 399.1 million is held by United, as of December 31, 2002. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending reorganization under Bankruptcy Code, see Note 2.

January 2000 Senior Notes and Discount Notes Offering (January 2000 Notes)

        In January 2000, UPC closed a private placement bond offering consisting of: USD 300 million of senior notes due 2010 with an 11 1/2% coupon; USD 600 million and EUR 200 million of senior notes due 2010 with an 11 1/4% coupon; and USD 1.0 billion aggregate principal amount 13 3/4% senior discount notes due 2010. The senior discount notes were sold at 51.224% of the face amount, yielding gross proceeds of USD 512.2 million. The senior discount notes accrue, but do not pay, interest until August 2005, at which date the interest payments will become current. UPC has entered into cross-currency swaps, swapping a total of USD 300 million of the 11 1/2% series into a fixed Euro coupon of 10% at a rate of 1.01 U.S. dollars per Euro until August 2008. As per June 30, 2002, the swaps on these senior notes were unwound. Since that date, we pay a fixed interest rate of 11.50% on a notional amount of USD 200.0 million. In April 2000, UPC completed a registered exchange offering for these USD and Euro senior notes and USD senior discount notes. Of the outstanding balance 581.2 million is held by United, as of December 31, 2002. UPC's obligations under these notes are subject to compromise and discharge in UPC's pending reorganization under Bankruptcy Code, see Note 2.

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

VALUATION AND QUALIFYING ACCOUNTS SCHEDULE II

		Additions
	Balance at Beginning of Period	Charged to Expenses	Acquisitions	Deductions(1)	Balance at End Of Period
Allowance for doubtful accounts receivable:
Year ended December 31, 2002	39,990	36,704	–	(24,462)	52,232

Year ended December 31, 2001	57,108	40,840	–	(57,958)	39,990

Year ended December 31, 2000	16,754	27,538	14,581	(1,765)	57,108

Allowance for costs to be reimbursed:
Year ended December 31, 2002	63	–	–	(63)	–

Year ended December 31, 2001	63	–	–	–	63

Year ended December 31, 2000	63	–	–	–	63

Allowance for Investments Affiliated Companies:
Year ended December 31, 2002	–	–	–	–	–

Year ended December 31, 2001	–	–	–	–	–

Year ended December 31, 2000	–	–	–	–	–

(1)
Represents uncollectible balances written off to the allowance account and the effect of currency translation adjustment.