Form 10-Q
period 2003-03-31
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2003-05-15
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-25365

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock as of May 14, 2003 was:

        443,417,525 ordinary shares A, including
shares represented by American Depository Receipts

PART I–FINANCIAL INFORMATION

PART II–OTHER INFORMATION

		Page Number
Item 1–	Legal Proceedings	54
Item 2–	Changes in Securities and Use of Proceeds	54
Item 3–	Defaults Upon Senior Securities	54
Item 4–	Submission of Matters to a Vote of Security Holders	54
Item 5–	Other Information	54
Item 6–	Exhibits and Reports on Form 8-K	57

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in thousands of Euros, except par value and number of shares)
(Unaudited)

	As of March 31, 2003	As of December 31, 2002
ASSETS:
Current assets
Cash and cash equivalents	248,839	255,062
Restricted cash	36,412	18,352
Subscriber receivables, net of allowance for doubtful accounts of 43,572 and 52,232, respectively	95,679	95,526
Costs to be reimbursed by affiliated companies	5,850	4,054
Other receivables	38,055	40,588
Deferred financing costs, net	56,284	59,375
Prepaid expenses and other current assets	83,532	79,345

Total current assets	564,651	552,302
Marketable equity securities of parent, at fair value	15,618	12,760
Investments in and advances to affiliated companies	105,854	114,575
Property, plant and equipment, net	3,016,594	3,175,363
Goodwill, net	990,822	995,946
Other intangible assets, net	73,595	76,331
Derivative assets	976	–
Other assets	6,159	3,740

Total assets	4,774,269	4,931,017

The accompanying notes are an integral part of these consolidated financial statements.

	As of March 31, 2003	As of December 31, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of 5,908 and 5,189 respectively	161,672	166,679
Accrued liabilities	256,091	281,211
Subscriber prepayments and deposits	170,105	121,749
Derivative liabilities	–	10,133
Short-term debt	59,535	58,363
Current portion of long-term debt	3,147,014	3,212,302

Total current liabilities not subject to compromise	3,794,417	3,850,437

Subject to compromise:
Accounts payable	36,889	36,889
Accrued liabilities	342,309	351,500
Current portion of long-term debt, including related party debt of 2,280,824 and 2,358,380 respectively	4,881,701	5,043,346

Total current liabilities subject to compromise	5,260,899	5,431,735

Long-term liabilities not subject to compromise:	.
Long term debt	420,589	427,444
Deferred gain on sale of assets	150,321	150,321
Other long-term liabilities	81,826	83,999

Total long-term liabilities not subject to compromise	652,736	661,764

Commitments and contingencies (Note 8)
Minority interests in subsidiaries	1,541	1,660

Convertible preferred stock subject to compromise:
Convertible preferred stock	1,664,689	1,664,689

Shareholders' equity (deficit)
Priority stock, 0.02 par value, 300 shares authorized, issued and outstanding	–	–
Ordinary stock, 0.02 par value, 1,000,000,000 shares authorized, 443,417,525 shares issued and outstanding	8,868	443,418
Additional paid-in capital	3,175,136	2,740,586
Deferred compensation	(12,995)	(16,888)
Accumulated deficit	(10,007,307)	(10,053,630)
Accumulated other comprehensive income	236,285	207,246

Total shareholders' equity (deficit)	(6,600,013)	(6,679,268)

Total liabilities and shareholders' equity (deficit)	4,774,269	4,931,017

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of Euros, except par value and number of shares)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Service and other revenue	359,100	346,312
Operating expense (exclusive of items shown separately below)	(158,423)	(188,031)
Selling, general and administrative expense	(98,082)	(110,257)
Depreciation and amortization	(166,616)	(172,632)
Impairment and restructuring charges	–	(3,943)

Operating income (loss)	(64,021)	(128,551)
Interest income	3,569	5,985
Interest expense	(82,377)	(171,789)
Interest expense-related party	–	(58,416)
Foreign currency exchange gain (loss)	133,355	(56,057)
Other income (expense), net	66,486	(62,429)

Net income (loss) before income taxes and other items	57,012	(471,257)
Reorganization expenses, net	(7,641)	–
Income tax benefit (expense)	(488)	1,244
Minority interests in subsidiaries	(65)	(190)
Share in results of affiliates, net	(2,495)	(21,303)

Income (loss) before cumulative effect of change in accounting principle	46,323	(491,506)
Cumulative effect of change in accounting principle	–	(1,498,871)

Net income (loss)	46,323	(1,990,377)

Basic and diluted net income (loss) attributable to common shareholders	46,323	(2,026,182)

Net income (loss) per common share:
Basic net income (loss) per ordinary share before cumulative effect of change in accounting principle	0.10	(1.19)
Cumulative effect of change in accounting principle	–	(3.38)

Basic net income (loss)	0.10	(4.57)

Diluted net income (loss) per ordinary share before cumulative effect of change in accounting principle.	0.07	(1.19)
Cumulative effect of change in accounting principle	–	(3.38)

Diluted net income (loss)	0.07	(4.57)

Weighted-average number of ordinary shares outstanding:
Basic	443,417,525	443,417,525

Diluted	645,504,396	443,417,525

Other comprehensive income (loss), net of tax:
Net income (loss)	46,323	(1,990,377)
Foreign currency translation adjustments	19,777	(43,995)
Change in fair value of derivative assets	6,402	8,002
Change in unrealized gain in available-for-sale securities	2,860	3,008

Comprehensive income (loss)	75,362	(2,023,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Stated in thousands of Euros, except number of shares)
(Unaudited)

	Priority Stock		Ordinary Stock					Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balances, December 31, 2002	300	–	443,417,525	443,418	2,740,586	(16,888)	(10,053,630)	207,246	(6,679,268)
Decrease in nominal value	–	–	–	(434,550)	434,550	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	3,893	–	–	3,893
Net income	–	–	–	–	–	–	46,323	–	46,323
Unrealized gain in available-for-sale securities	–	–	–	–	–	–	–	2,860	2,860
Change in fair value of derivative assets	–	–	–	–	–	–	–	6,402	6,402
Change in foreign currency translation adjustments.	–	–	–	–	–	–	–	19,777	19,777

Balances, March 31, 2003	300	–	443,417,525	8,868	3,175,136	(12,995)	(10,007,307)	236,285	(6,600,013)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of Euros)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	46,323	(1,990,377)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	166,616	172,632
Non cash impairment and restructuring charges	–	3,943
Reorganization expenses	7,641	–
Stock-based compensation expense	3,893	6,790
Accretion of interest expense	12,693	90,418
Amortization of deferred financing costs	3,235	4,926
Foreign exchange (gain) losses,net	(128,421)	59,059
Loss on derivative assets	4,383	177,809
Cumulative effect of change in accounting principle	–	1,498,871
Minority interests in subsidiaries	65	190
Share in results of affiliated companies	2,495	21,303
Gain on extinguishment of liabilities	–	(124,511)
Gain on DIC loan	(69,364)	–
Other	(113)	2,978
Changes in assets and liabilities:
Decrease in restricted cash	–	30,314
Increase in receivables	(4,070)	(1,874)
Increase (decrease) in other current liabilities	16,499	(40,249)
Increase in deferred taxes and other long-term liabilities	8,667	26,252

Net cash flows from operating activities	70,542	(61,526)

Cash flows from investing activities:
Restricted cash deposited, net	(18,060)	–
Purchase of derivatives	(9,090)	–
Dividends received	–	8,031
Capital expenditures	(42,915)	(102,017)
Proceeds received from the sale of assets	663	–
Acquisitions, net of cash acquired	–	(24,060)

Net cash flows from investing activities	(69,402)	(118,046)

Cash flows from financing activities:
Proceeds from long-term and short-term borrowings	1,381	657
Repayments of long-term and short-term borrowings	(3,810)	(31,874)

Net cash flows from financing activities	(2,429)	(31,217)

Effect of exchange rates on cash	(4,934)	(3,002)

Net decrease in cash and cash equivalents	(6,223)	(213,791)
Cash and cash equivalents at beginning of period	255,062	855,001

Cash and cash equivalents at end of period	248,839	641,210

Supplemental cash flow disclosures:
Cash paid for reorganization expenses	(2,868)	–

Cash paid for interest	(63,703)	(10,680)

Cash received for interest	2,200	7,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Nature of Operations

        United Pan-Europe Communications N.V. ("UPC" or the "Company"), a 53.1% owned subsidiary of UnitedGlobalCom Inc, ("United"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. UPC operates broadband communications networks in 11 European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution comprises the local operating systems and provides video, telephone and internet services for residential customers, (Triple Play). UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post-production services, and thematic channels for distribution on UPC's network, third party networks and DTH platforms. Priority Telecom focuses on providing network solutions to the business customer. In 2003, as part of the ongoing realignment of the business, UPC has formed an Investments Division, which will manage UPC's non-consolidated investment assets. UPC continues to focus on rationalizing its investment portfolio to maximize value.

        All monetary amounts included in the items of Part I and II of this quarterly report on Form 10 Q are stated in Euros, unless indicated otherwise.

        The following chart presents a summary of the Company's significant investments as of March 31, 2003.

	UPC's Equity Ownership(1)
UPC Distribution:
Austria:
Telekabel Group	95.0%
Belgium:
UPC Belgium	100.0%
Czech Republic:
KabelNet	100.0%
Kabel Plus	99.9%
France:
Médiaréseaux S.A	92.0%	(2)
Hungary:
UPC Magyarorszag	100.0%
Monor Telefon Tarsasag Rt. ("Monor")	98.9%
The Netherlands:
UPC Nederland	100.0%
Norway:
UPC Norge AS ("UPC Norge")	100.0%
Sweden:
UPC Sweden	100.0%

Slovak Republic:
Trnavatel	95.0%
Kabeltel	100.0%
UPC Slovensko s.r.o	100.0%
Romania:
Eurosat	100.0%
AST Romania	100.0%
Poland:
UPC Polska, Inc ("UPC Polska")	100.0%
Wizja TV B.V	100.0%
UPC Media:
Pan-European
chello broadband N.V. ("chello broadband")	85.3%
The Netherlands:
UPC Programming B.V. ("UPCtv")	100.0%
Extreme Sports Channel VOF	70.0%
Priority Telecom:
Priority Telecom N.V. ("Priority Telecom")	71.5%	(3)
UPC Investments:
Poland:
Telewizyjna Korporacja Partycpacyjna S.A. ("TKP")	25.0%
Fox Kids Poland Inc	20.0%
Malta:
Melita Cable TV P.L.C. ("Melita")	50.0%
Germany:
EWT/TSS Group	28.7%
PrimaCom AG ("PrimaCom")	25.0%
Spain:
Iberian Programming Services ("IPS")	50.0%
United Kingdom:
Xtra Music Ltd	50.0%
Reality TV Ltd	49.0%

Other:
SBS Broadcasting SA ("SBS")	21.2%	(4)
MTV Polska VOF	50.0%

(1)
The above table represents the divisional organization of the group.

(2)
UPC owns 92.0% of Médiaréseaux S.A. through its 100.0% owned subsidiary UPC France. The 8% minority shareholders in Médiaréseaux S.A. have the right to require UPC to purchase their shares in 2004 at the then fair market value.

(3)
UPC owns approximately 71.5% of Priority Telecom's issued and outstanding ordinary shares. UPC also owns 100% of the class A shares and the convertible shares of Priority Telecom. UPC owns 97.2% of Priority Telecom on a fully diluted basis.

(4)
On April 9, 2003, UPC sold its 21.2% ownership interest in SBS to UnitedGlobalCom Europe B.V. for 100 million.

2.     Reorganization Under Bankruptcy Code

        Historically, the Company has incurred substantial operating losses and negative cash flows from operations, which have been driven by continuing development efforts, including the introduction of new services such as digital video, telephone and internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects the Company to incur operating losses at least through 2004, primarily as a result of the continued introduction of these new services, which are in the early stages of deployment, as well as continued depreciation expense.

Defaults and Waivers

        In 2002, viewing the Company's funding requirements and the Company's possible lack of access to debt and equity capital in the near term, UPC determined that it would not make interest payments on its senior notes and senior discount notes as they fell due. On February 1, 2002, UPC failed to make required interest payments in the aggregate amount of 113.0 million (USD 100.6 million) on its outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. The indentures related to UPC's senior notes and senior discount notes provide that failing to make interest payments constitutes an "Event of Default" under the notes if UPC is in default of the payment of interest on any of the notes for a period of time in excess of 30 days. Since UPC failed to make the interest payments on the first three series of notes, upon expiration of this 30-day grace period on March 3, 2002, Events of Default occurred under the related indentures. The occurrence of these Events of Default constituted cross Events of Default under the indentures related to the remaining series of senior notes and senior discount notes. The occurrence of the various Events of Default gives the trustees under the related indentures, or requisite number of holders of such notes, the right to accelerate the maturity of all of the Company's senior notes and senior discount notes. In addition, on May 1, 2002, August 1, 2002, November 1, 2002,

February 1, 2003 and May 1, 2003, the Company failed to make required interest payments in the aggregate amount of 38.9 million, 123.5 million, 36.5 million, 117.8 million and 34.2 million, respectively, on its outstanding 10 7/8% Senior Notes due 2007 and 11 1/4% Senior Notes due 2009, 10 7/8% Senior Notes due 2009, and 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010. Neither the trustees for the defaulted notes nor the requisite number of holders of those notes accelerated the payment of principal and interest under those notes.

        UPC's failure to make these interest payments on its senior notes, and the resulting Events of Default under the indentures relating to the senior notes and senior discount notes, gave rise to potential cross events of default under the following credit and loan facilities:

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

        The UPC Distribution Bank Facility is secured by share pledges to the banks on UPC Distribution Holding B.V., which is the holding company of most companies within the UPC Distribution group, and over certain operating companies within this group. The Exchangeable Loan is secured by pledges over the stock of Belmarken, its wholly owned subsidiary UPC Holding B.V., and UPC Internet Holding B.V., which owns chello broadband N.V. The Company's interest in EWT is held indirectly through UPC Germany GmbH ("UPC Germany"), in which the Company held a 51% interest until July 30, 2002 upon which date the EWT Facility was refinanced by the majority shareholder. The occurrence of matured cross events of default under the UPC Distribution Bank Facility and the Exchangeable Loan would have given the creditors under those facilities the right to accelerate the maturity of the loans and to foreclose upon the collateral securing the loans.

        On March 4, 2002, UPC received the first waivers from the lenders under the UPC Distribution Bank Facility, the EWT Facility and the Exchangeable Loan for the potential cross events of defaults under such facilities that existed or may have existed as a result of its failure to make the interest payment due on February 1, 2002 on its outstanding 10 7/8% Senior Notes due 2009, 11 1/4% Senior Notes due 2010 and 11 1/2% Senior Notes due 2010 within the applicable cure periods and any resulting cross defaults. During the period from June 4, 2002 to September 27, 2002, the Company received bi-weekly waivers from the bank lenders and United. On September 27, 2002, the bank lenders and United extended the coverage of the waivers to all its outstanding senior notes and senior discount notes and any resulting cross defaults, and the duration of the waivers until March 31, 2003. By entering into the Restructuring Agreement described below, the Company received an extension of the waiver for the Exchangeable Loan until at least September 3, 2003. Pursuant to a letter dated April 4, 2003, the bank lenders extended the duration of the waiver until September 30, 2003.

        The bank waiver will remain effective until the earlier of

  •
  September 30, 2003;

  •
  in the event an appeal is brought before the Dutch Supreme Court in relation to the decision of the Amsterdam Court of March 13, 2003 (such an appeal was filed on April 23, 2003), whereby the Akkoord was ratified, the date falling eleven business days after a judgment by the Dutch Supreme Court in relation to such appeal is rendered and has become final and conclusive;

  •
  if a Dutch Court, a Dutch Court of Appeals or the Dutch Supreme Court renders a judgment that has become final and conclusive that annuls or otherwise reverses or overturns the decision of the Amsterdam Court of March 13, 2003, whereby the Akkoord was ratified or that otherwise has the effect that the Akkoord is no longer effective or cannot be implemented; or

  •
  the occurrence of any other Event of Default under the respective credit or loan facility that is not covered by the waiver.

        In addition, each of these waivers contains certain other conditions and undertakings and will terminate if there is a default by UPC of the terms of that waiver. The waiver under the UPC Distribution Bank Facility originally subjected UPC to a 100 million drawdown limitation under that facility, subject to certain conditions, during the period in which the waiver is in place. As of May 2, 2003, the Company has met the conditions, as a result, no further limitations on the drawdown under the UPC Distribution Bank Facility exists. In addition, the waiver to the UPC Distribution Bank Facility includes amendments to the UPC Distribution Bank Facility which

  •
  increase operational headroom for the UPC Distribution group by increasing and extending the maximum permitted ratios of senior debt to annualized EBITDA and by lowering and extending the minimum required ratios of EBITDA to total cash interest and EBITDA to senior debt service;

  •
  increase the interest margin on outstanding loans under the facility by 1.5%;

  •
  include a fee of 0.25% on the total commitment amount; and

  •
  reduce the total commitment amount under the facility to 3.5 billion.

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

        On September 30, 2002, the Company announced that a binding agreement ("the Restructuring Agreement") had been reached with United and the members of the ad hoc noteholders committee on a recapitalization plan for the Company. If implemented under its current terms, the agreed recapitalization will substantially delever its balance sheet eliminating approximately 4.0 billion accreted value of senior notes and senior discount notes, accrued interest on the senior notes of 0.3 billion, 0.9 billion of Exchangeable Loan debt, and 1.7 billion of convertible preference shares (all amounts as of March 31, 2003) in exchange for equity issued by a newly formed Delaware corporation, New UPC, Inc. ("New UPC"). The Restructuring Agreement consists primarily of the following key terms:

  •
  United will receive approximately 65.5% of New UPC's pro forma equity (subject to dilution under certain circumstances) for the exchange of its 1.4 billion in the Company's notes including accrued interest on the senior notes and its 0.9 billion Exchangeable Loan as of March 31, 2003;

  •
  third-party noteholders will receive approximately 32.5% of New UPC's pro forma equity for the exchange of their holding of 2.6 billion of the Company's notes (including accrued interest on the senior notes) as of March 31, 2003;

  •
  approximately 2% of New UPC's pro forma equity will be available for the Company's existing preferred and ordinary shareholders, including United;

  •
  in addition, United agreed to purchase up to 100 million (the "Maximum Subscription Amount") in shares of New UPC ("New UPC Common Stock") at the consummation of the Company's restructuring, subject to reduction if it sold any assets or raised any non-dilutive capital in the interim. United agreed to purchase the stock at the valuation implied by the restructuring; and

  •
  the third-party noteholders would have certain board representation and minority rights in New UPC.

        On April 9, 2003, UPC sold six million shares of SBS to UnitedGlobalCom Europe B.V. for 100 million. As the Company completed the sale of its SBS shares to United prior to the completion of the restructuring described below, the proceeds from the sale reduced the Maximum Subscription Amount to zero and, as a result, the Company's third-party noteholders do not have the right to subscribe for any shares of New UPC's common stock. UPC transferred the proceeds from the sale of the SBS shares to UPC Holding B.V., which, in turn, transferred these funds to UPC Distribution Holding B.V., as part of a 125 million funding contemplated in the UPC Distribution Bank Facility waiver.

        Unless the parties agree to an extension, any party to the Restructuring Agreement may terminate its obligations under the agreement after September 3, 2003, the date nine months after the filing of the

Chapter 11 Case; however, no creditor may change or withdraw its acceptance or rejection of the Plan (as defined below) absent order of the U.S. Bankruptcy Court (as defined below) for cause shown.

The Plan of Reorganization

        In order to effectuate the restructuring, on December 3, 2002 (the "Petition Date"), the Company filed a petition for relief under Chapter 11 (the "Chapter 11 Case") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code") and the Company filed a pre-negotiated plan of reorganization, dated December 3, 2002 (the "Plan"), with the United States Bankruptcy Court for the Southern District of New York (the "U.S. Bankruptcy Court"). The first amended Plan was filed with the U.S. Bankruptcy Court on December 23, 2002 and second amended Plan was filed with the U.S. Bankruptcy Court on January 7, 2003. The Plan, as amended and modified by the first modifications dated February 18, 2003, was confirmed by the U.S. Bankruptcy Court on February 20, 2003. In general, the Plan provides for the transfer of New UPC common stock for various claims against, and equity interests in, the Company, as contemplated by the Memorandum of Understanding and Restructuring Agreement.

Akkoord

        In order to achieve fully the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, the Company commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law (the "Dutch Bankruptcy Case"). On December 3, 2002, the Company filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "District Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code"). The Company submitted a revision to the Akkoord to the District Court on December 23, 2002 and a subsequent revision on January 7, 2003. The District Court ratified the Akkoord on March 13, 2003. On March 21, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a EUR 1.00 claim and one vote, based on a claim against the Company, appealed the District Court's ratification of the Akkoord. On April 15, 2003, the Dutch Court of Appeals confirmed the judgment by the District Court of March 13, 2003 that ratified the Akkoord. On April 23, 2003, ICH appealed the ratification of the Akkoord to the Dutch Supreme Court. The Dutch Supreme Court has scheduled briefs to be submitted by May 23, 2003 and is expected to rule on the appeal expeditiously. UPC believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled a similar objection brought by ICH in the parallel United States Chapter 11 process. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which in all other respects has been finalized. The appeal, however, is expected to delay completion of the restructuring beyond June 30, 2003.

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

        At UPC's Extraordinary General Meeting of shareholders, which was held on February 19, 2003, the following amendments were adopted:

  •
  proposal to amend the Company's Articles of Association (the "First Amendment") to

  (i)
  decrease the nominal value of each issued and outstanding UPC Ordinary Share A from 1.00 to 0.02 without repayment; and

  (ii)
  decrease the nominal value of each UPC Priority Share and UPC Preference Share A from 1.00 to 0.02 without repayment.

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

Summary of Status of the Restructuring

        As of the date of the filing of this Quarterly Report on Form 10-Q, the restructuring of the Company has not been completed, but is in the final stages. The Plan, which provides for the transfer of New UPC common stock for various claims against, and equity interests in the Company, has been confirmed by the U.S. Bankruptcy Court. In addition, the Akkoord, which was filed to effect the restructuring under Dutch law, has been ratified by the District Court. An appeal was filed against the ratification of the Akkoord, and on April 15, 2003, the Dutch Court of Appeals confirmed the judgment by the District Court. On April 23, 2003, a further appeal was filed with the Dutch Supreme Court, but the Company believes it is without merit and intends to oppose it vigorously. The Dutch Supreme Court has scheduled briefs to be submitted by May 23, 2003. The Dutch Implementing Offer, which was scheduled to expire on April 24, 2003, has been extended to June 30, 2003. The Dutch Implementing Offer will become unconditional on the Effective Date of the Plan and the settlement of the Dutch Implementing Offer will occur no later than five Euronext business days after the Dutch Implementing Offer becomes unconditional. Certain amendments to UPC's Articles of Association were adopted during an Extraordinary General Meeting of its shareholders. One of the amendments was effective immediately, two amendments will become effective upon the Effective Date of the Plan and the remaining amendments will become effective upon the later to occur of the effective date of the Plan and the date of the delisting of the Company's Ordinary

Shares A from Euronext Amsterdam. The Plan and the Akkoord are expected to become effective and the Company's restructuring complete soon after the appeal against the Akkoord is resolved. From and after the Effective Date of the Plan, the Company expects to operate its businesses and properties as a reorganized entity pursuant to the terms of the Plan.

        UPC believes subscriber growth has been impacted in some countries by the Company's financial restructuring; however, the Company believes the restructuring has not had a material adverse effect on its subsidiaries or its relationships with suppliers and employees.

        UPC has experienced net losses since formation. As of March 31, 2003, as a result of the events of default and potential cross events of default as described above, UPC's senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities and there is substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow will be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) completion of the restructuring and (ii) UPC's ability to generate the cash flows required to enable it to recover the carrying value of the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of UPC's ability to continue as a going concern, the Report of Independent Accountant in the audited financial statements for the year ended December 31, 2002, includes a modification in this respect. Following the successful completion of the planned restructuring, UPC believes that the Company will have sufficient sources of capital, working capital and operating cash flows to enable the Company to continue as a going concern.

        As part of the Plan, the Company has rejected certain leases and contracts, as allowed by the Bankruptcy Code.

3.     Basis of Presentation

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

        In connection with the Chapter 11 Case, the Company is required to prepare its consolidated financial statements as of March 31, 2003, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 90–7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan are segregated in the Company's consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities and the convertible preferred stock are recorded at the amounts expected to be allowed as claims in the Chapter 11 Case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Plan. The amounts for Chapter 11 related reorganization expenses included in the consolidated debtor-in-possession statement of operations consist of professional fees of 7.6 million for the three months period ended March 31, 2003.

        Liabilities and convertible preferred stock included in the consolidated debtor-in-possession balance sheet as of March 31, 2003, which are subject to compromise under the terms of the Plan, are summarized as follows (in thousands of Euros):

Cinenova	11,667
Philips	25,222

Total accounts payable	36,889

Accrued interest	342,309

July 1999 notes	1,465,803
October 1999 notes	1,000,295
January 2000 notes	1,554,022
The Exchangeable Loan	861,581

Total senior notes, senior discount notes and other debt (see Note 7)	4,881,701

Convertible preferred stock	1,664,689

Total liabilities subject to compromise	6,925,588

        In accordance with SOP 90–7 interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is an allowed claim. The interest expense allowed as a claim is nil for the three months ended March 31, 2003. The contractual interest expense is 122.1 million for the three months ended March 31, 2003.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. The Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 required the Company to reclassify gains and losses associated with the extinguishment of debt from extraordinary classification to other income (expense) in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2002, a total of 124.5 million in gains associated with the extinguishment of debt is included in other income (expense).

New Accounting Principles

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company has adopted SFAS 143 and determined, that based on its analyses, that although it has asset retirement obligations relating to certain contracts, it cannot make a reasonable estimate of the fair value of the liability due to the contingent nature of the obligation and uncertainty about the timing of the settlement, if any. To date, the Company has not made any cash payments with respect to the settlement of any potential asset retirement obligation.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The Company has provided pro forma disclosures of net loss as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), had been applied. SFAS 123 is amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of FASB Statement No. 123 ("SFAS 148"). The intrinsic value method results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition, the Company, chello broadband and Priority Telecom have stock-based compensation plans which are equivalent to stock appreciation rights. Accordingly, variable plan accounting is used in which compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at each financial statement date. For our plans, which follow fixed plan accounting, compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at grant date. The Company has adopted the disclosure requirements of SFAS 123.

        Based upon Black-Scholes single option pricing model, the total aggregate fair value of options granted was nil for the three-month period ended March 31, 2003. The amount of the total aggregate fair values is being amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 17.3 million and 20.4 million, for the three month period ended March 31,

2003 and March 31, 2002, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros, except per share amounts)
Basic net income (loss) attributable to common shareholders, as reported	46,323	(2,026,182)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	3,893	6,790
Deduct: Total stockbased compensation expense determined under fair value based method, net of related tax effects	(17,324)	(20,427)

Pro forma net income (loss)	32,892	(2,039,819)

Earnings per share:
Basic earnings per share–as reported	0.10	(4.57)

Basic earnings per share–pro forma	0.07	(4.60)

Diluted earnings per share–as reported	0.07	(4.57)

Diluted earnings per share–pro forma	0.05	(4.60)

4.     Acquisition, Disposition and Other

Tevel

        UPC's 100% indirect subsidiary, Cable Network Zuid-oost Brabant Holding B.V. ("Cable Brabant"), holds through its 100% subsidiary U.C.T. Netherlands B.V. ("UCTN") and its 100% subsidiary, Tishdoret Achzakot Ltd ("Tishdoret"), a 46% interest in Tevel Israel Communications Ltd. ("Tevel") the largest cable operator in Israel. The economic and regulatory situation in Israel together with the instability in the region led the Company to write the value of this minority investment down to zero at the year end 2001. On April 22, 2002, Tevel filed for court protection from creditors and a trustee was appointed by the Israeli Court to form a plan of reorganization. In connection with the original acquisition of the cable assets in Israel, Cable Brabant is indebted to the First International Bank of Israel in the principal amount of 55 million ("the FiBI loan"), which was due, together with accrued interest, on November 9, 2002. The FiBI loan is secured by a pledge of half of the shares in Tevel. UPC's indirect subsidiary Cable Brabant sold all of its material assets (including the shares in UCTN, and indirectly the shares in Tishdoret and Tevel) to the First International Bank of Israel. The parties consider this to be the full repayment of the FiBI loan of approximately 69 million. This transaction closed on February 24, 2003, resulting in a gain of approximately 69 million from the extinguishment of this obligation.

5.     Property, Plant and Equipment

	As of March 31, 2003	As of December 31, 2002
	(In thousands of Euros)
Cable distribution networks	3,449,980	3,461,209
Subscriber premises equipment and converters	900,302	890,589
DTH, MMDS and distribution facilities	87,610	87,666
IT systems, office equipment and fixtures	293,220	295,300
Buildings and leasehold improvements	141,000	144,606
Other	58,513	58,711

	4,930,625	4,938,081
Accumulated depreciation	(1,914,031)	(1,762,718)

Property, plant and equipment, net	3,016,594	3,175,363

6.     Goodwill and Other Intangible Assets

        The following table presents the movement of net goodwill during 2003:

	As of December 31, 2002	Acquisitions	Cumulative Translation Adjustment & Other	As of March 31, 2003
	(In thousands of Euros)
Distribution:
The Netherlands	610,704	–	163	610,867
Austria	133,963	–	–	133,963
Belgium	13,634	–	(1,276)	12,358
Norway	8,607	–	(677)	7,930
Hungary	70,517	195	(1,685)	69,027
Sweden	136,275	–	(1,105)	135,170
Other	22,246	–	(739)	21,507

Total	995,946	195	(5,319)	990,822

        The following table presents other intangible assets, as of March 31, 2003 and December 31, 2002:

	As of March 31, 2003			As of December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In thousands of Euros)
License fees	114,803	(42,661)	72,142	117,882	(42,675)	75,207
Other	7,549	(6,096)	1,453	3,969	(2,845)	1,124

Total intangible assets	122,352	(48,757)	73,595	121,851	(45,520)	76,331

        The aggregate amortization expense on goodwill and other intangibles for the three months ended March 31, 2003 and 2002 was 3.2 million and 9.8 million, respectively. The Company's future estimated amortization expenses are as follows:

Nine Months Ended December 31, 2003	8,664
Twelve Months Ended December 31, 2004	7,684
Twelve Months Ended December 31, 2005	7,460
Twelve Months Ended December 31, 2006	7,359
Twelve Months Ended December 31, 2007	7,358
Thereafter	35,070

Total	73,595

7.     Long-Term Debt

	As of March 31, 2003	As of December 31, 2002
	(In thousands of Euros)
July 1999 Notes	1,465,803	1,513,558
October 1999 Notes	1,000,295	1,027,625
January 2000 Notes	1,554,022	1,607,706
UPC Distribution Bank Facility	3,127,759	3,140,139
Exchangeable Loan	861,581	894,457
UPC Polska Notes	358,922	359,951
DIC Loan (see Note 4)	–	54,438
Other	80,922	85,218

	8,449,304	8,683,092
Less current portion(1)	(8,028,715)	(8,255,648)

Total	420,589	427,444

(1)
As discussed in Note 2 "Reorganization Under Bankruptcy Code", since March 3, 2002, the Company has been in default under its senior notes and senior discount notes and has received short term waivers with respect to the UPC Distribution Bank Facility and the Exchangeable Loan. Accordingly, these borrowings have been reclassified to the current portion of long-term debt. All non- Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss.

        The UPC Polska Notes are currently classified as long term debt on the basis of waivers that UPC Polska has obtained regarding certain covenant violations, on loans it owes to the Company and its affiliates. These waivers extend until April 1, 2004, but are subject to early termination upon the occurrence of certain conditions, including termination of waivers on certain cross defaults on the Company's and its affiliates loans. If such cross defaults or other conditions were to occur and would not be cured, the waivers on UPC Polska's loans from the Company and its affiliates could terminate, which in turn could allow the UPC Polska Notes to be accelerated.

8.     Guarantees, Commitments and Contingencies

Guarantees

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

Business sale agreements

        In connection with agreements for the sale of portions of the Company's business, including certain discontinued operations, the Company typically retained the liabilities of a business, which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser of its business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

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

Lease agreements

        The Digital Media Center ("DMC") sub-lease transponder capacity to a third party. Under this sub-lease agreement, the Company guaranteed certain performance criteria. These issued performance guarantees are fully matched with the guarantees received under the lease agreements between UPC and the third party.

Indemnification of lenders and agents under credit facilities

        Under its credit facilities, the Company has agreed to indemnify its lenders under such facilities against costs or losses resulting from changes in laws and regulation, which would increase the lenders' costs, and for legal action brought against the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.

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

        Historically, the Company has not made any significant payments under any of these indemnifications or guarantees. In certain cases, due to the nature of the agreement, the Company has not been able to estimate its maximum potential loss, the maximum potential loss has not been specified.

Litigation and Claims

        The following is a description of certain legal proceedings to which UPC or one of UPC's subsidiaries is a party. In addition, from time to time, UPC may become involved in litigation relating to claims arising out of our operations in the normal course of the Company's business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on UPC's subsidiaries' business, results of operations, financial condition or liquidity. As these legal proceedings are resolved, to the extent that UPC has any liability and such liability is owed by the Company, and to the extent the Plan and Akkoord become effective, UPC will distribute shares of New UPC Common Stock as provided under the Plan and the Akkoord in satisfaction of such claim.

        On July 4, 2001, InterComm Holdings L.L.C., InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex"), collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, and its subsidiaries, Belmarken and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case for a maximum of 192 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims. The ICF party withdrew its claims on January 31, 2003; this arbitration is however still pending as a result of the decision of UPC and its affiliates to maintain their counterclaims. On February 14, 2003, the ICF Party served a new demand for arbitration on UPC, Belmarken and UPC France in which the ICF Party filed again claims similar to those withdrawn on January 31, 2003. UPC and its affiliates have answered such new demand for arbitration on April 29, 2003 and will, again deny vigorously the merit of these claims.

        On December 3, 2002, UPC filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. For further details, please see Note 2 "Reorganization Under Bankruptcy Code".

        In order to achieve fully the restructuring contemplated by the Plan under the U.S. Chapter 11 Case, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the U.S. Chapter 11 Case, on December 3, 2002, UPC commenced the "Dutch Bankruptcy Case. On December 3, 2002, UPC filed the Akkoord with the "Dutch Bankruptcy Court" under the Dutch Bankruptcy Code. UPC submitted a revision to the Akkoord to the Dutch Bankruptcy Court on December 23, 2002 and a subsequent revision on January 7, 2003. The Dutch Bankruptcy Court ratified the Akkoord on March 13, 2003. On March 21, 2003, InterComm Holdings L.L.C. ("ICH"), a creditor in the Dutch moratorium proceeding with a EUR 1.00 claim and one vote, based on a claim against the Company, appealed the District Court's ratification of the Akkoord. On April 15, 2003, the Dutch Court of Appeals confirmed the judgment by the District Court of March 13, 2003 that ratified the Akkoord. On April 23, 2003, ICH appealed the ratification of the Akkoord to the Dutch Supreme Court. The Dutch Supreme Court has scheduled briefs to be submitted by May 23, 2003 and is expected to rule on the appeal expeditiously. UPC believes the appeal is without merit. The U.S. Bankruptcy Court has already overruled a similar objection brought by ICH in the parallel United States Chapter 11 process. UPC does not expect that this appeal will affect the successful completion of UPC's restructuring, which in all other respects has been finalized. The appeal, however, is expected to delay completion of the restructuring beyond June 30, 2003.

        On December 3, 2002, Europe Movieco Partners Limited ("Movieco") filed a request for arbitration (the "Request") against the Company with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims, which are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the "CAA"). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. They have been reactivated and are currently pending. Movieco claims (i) USD 11.3 million plus interest, (ii) USD 3.8 million (or such higher sum as may be due at the date of the award), plus interest (iii) legal and arbitration costs (iv) an order for specific performance of the CAA or, in the alternative, damages for breach of that agreement, to be assessed. UPC has denied the claims in their entirety and has filed counterclaims.

9.     Stockholders' Deficit

Accumulated Other Comprehensive Income (Loss)

	As of March 31, 2003	As of December 31, 2002
	(In thousands of Euros)
Forein currency translation adjustments	251,404	231,627
Fair value of derivative assets	(3,731)	(10,133)
Unrealized gain (loss) on available-for-sale securities	(11,388)	(14,248)

Total accumulated other comprehensive income	236,285	207,246

Number of Shares Potentially Exercisable

        As of March 31, 2003, the aggregate number of shares potentially exercisable under the Company's stock option plans and shares which could be issued as a result of conversion of convertible securities issued by the Company, were as follows:

For the Three Months Ended March 31, 2003
(Number of Shares)
Exchangeable Loan	136,797,268
Preference Shares	48,314,874
Stock option plans	16,974,728

Total number of shares potentially exercisable	202,086,871

10.     Segments and Geographic Information

        The Company's business has historically been derived from cable television. Commencing in 1998, the Company began launching telephone and internet services over parts of its upgraded network. The Company is managed internally as three primary businesses, UPC Distribution, UPC Media and Priority Telecom (with the UPC Media division managing the chello broadband and programming businesses). UPC Distribution focuses on providing cable television, DTH, internet and telephone services to residential customers and is comprised of the local operating systems. UPC Media includes, chello broadband, the internet access provider, and UPCtv, which provides video content and programming as well as UPC's digital products. UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post production services, and thematic channels for distribution on our network, third party networks and DTH platforms. Priority Telecom is focused on providing telephone and internet services to business customers. In 2003, UPC has formed an Investment Division, which manages UPC's non-consolidated investment assets.

        The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. The most directly comparable financial measure to Adjusted EBITDA that is calculated and presented in accordance with GAAP is income (loss) before income taxes and other items. Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges, and impairment and restructuring charges. Adjusted EBITDA is one of the primary measures used by the Company's chief decision makers to measure the Company's operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by the Company's chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of the Company compared to other companies within the same industry and it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. The Company's calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted EBITDA as an alternative to GAAP measure of income as a measure of performance, or to cash flows from operating investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from the Company's and its subsidiaries' stock option and phantom stock option plans.

        A summary of the segment information by geographic area is as follows:

	Revenues for the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros)
Triple Play(1):
The Netherlands	127,382	115,863
Austria	55,714	50,074
Belgium	6,923	6,510
Czech Republic	9,772	8,218
Norway	21,786	18,973
Hungary	31,845	27,966
France	24,767	25,539
Poland	19,020	21,934
Sweden	15,950	13,436
Other	9,633	8,783

Total Triple Play Distribution	322,792	297,296

Germany	–	12,491
DTH	9,202	7,212
Corporate	–	–
Other	6,471	9,834
Intercompany Eliminations	–	–

Total Distribution	338,465	326,833

Priority Telecom	26,604	32,116
UPC Media	20,671	18,515
UPC Investments	123	123
Intercompany Eliminations	(26,763)	(31,275)

Total	359,100	346,312

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

	Triple Play Revenues for the Three Months Ended March 31, 2003
	Cable Television(1)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	70,322	19,079	37,981	127,382
Austria	22,811	13,821	19,082	55,714
Belgium	4,222	–	2,701	6,923
Czech Republic	7,752	173	1,847	9,772
Norway	14,713	3,030	4,043	21,786
Hungary	21,593	6,461	3,791	31,845
France	16,385	6,219	2,163	24,767
Poland	17,702	–	1,318	19,020
Sweden	10,023	–	5,927	15,950
Other	9,633	–	–	9,633

Total Triple Play Distribution	195,156	48,783	78,853	322,792

	Triple Play Revenues for the Three Months Ended March 31, 2002
	Cable Television(1)	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	65,808	20,977	29,078	115,863
Austria	21,724	12,816	15,534	50,074
Belgium	3,962	–	2,548	6,510
Czech Republic	7,265	210	743	8,218
Norway	13,273	2,454	3,246	18,973
Hungary	19,456	6,666	1,844	27,966
France	16,188	6,831	2,520	25,539
Poland	20,934	–	1,000	21,934
Sweden	9,337	–	4,099	13,436
Other	8,960	–	(177)	8,783

Total Triple Play Distribution	186,907	49,954	60,435	297,296

(1)
Digital is included in Cable Television.

	Adjusted EBITDA for the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros)
Triple Play(1):
The Netherlands	48,188	28,103
Austria	20,879	13,994
Belgium	2,653	1,808
Czech Republic	4,643	3,562
Norway	5,682	3,114
Hungary	14,510	10,988
France	1,070	(3,134)
Poland	4,873	3,200
Sweden	6,594	3,161
Other	4,006	2,753

Total Triple Play Distribution	113,098	67,549

Germany	–	5,521
DTH	1,216	524
Corporate	(17,861)	(14,254)
Other	5,139	5,827

Total Distribution	101,592	65,167

Priority Telecom	2,601	(4,676)
UPC Media	2,465	(5,575)
UPC Investments	(170)	(102)

Total	106,488	54,814

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers, offered on a standalone basis or as a bundle.

        Following is a reconciliation of Adjusted EBITDA to UPC's net income (loss) before income taxes and other items for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros)
Adjusted EBITDA	106,488	54,814
Depreciation and amortization	(166,616)	(172,632)
Impairment and restructuring charges	–	(3,943)
Stock-based compensation	(3,893)	(6,790)

Operating income (loss)	(64,021)	(128,551)
Interest income	3,569	5,985
Interest expense	(82,377)	(230,205)
Foreign exchange gain (loss)	133,355	(56,057)
Other income (expense)	66,486	(62,429)

Income (loss) before income taxes and other items	57,012	(471,257)

	Total Assets
	As of March 31, 2003	As of December 31, 2002
	(In thousands of Euros)
Corporate and UPC Investments	518,687	542,113
UPC Media	71,802	69,253
Priority Telecom	235,347	249,412
Distribution:
The Netherlands	1,776,724	1,798,320
Austria	422,336	430,027
Belgium	41,745	42,422
Czech Republic	117,546	121,881
Norway	214,434	238,397
Hungary	308,389	327,667
France	561,089	580,956
Poland	221,522	233,969
Sweden	223,339	226,807
Other	61,309	69,793

Total	4,774,269	4,931,017

11.   Impairment and Restructuring Charges

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

        The following table summarizes these costs by type and related segment of the business as per March 31, 2003.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination Costs	Asset Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands of Euros)
Impairment and restructuring liability, December 31, 2002	18,545	13,550	35,184	4,195	71,474

Total impairment and restructuring charges for the three months ended March 31, 2003	–	–	–	–	–
Cash paid during three months ended March 31, 2003	(5,674)	(1,416)	(1,550)	(879)	(9,519)
Non-cash release of restructuring liability	–	–	–	–	–

Impairment and restructuring liability, March 31, 2003	12,871	12,134	33,634	3,316	61,955

Short-term portion impairment and restructuring liability	7,233	5,423	888	3,253	16,797
Long-term portion impairment and restructuring liability	5,638	6,711	32,746	63	45,158

Impairment and restructuring liability, March 31, 2003	12,871	12,134	33,634	3,316	61,955

12.   Other Income (Expense)

        The other income of 66.5 million for the three months ended March 31, 2003, relates primarily to the gain on the Tevel transaction (see Note 4). The other expense of 62.4 million for the three months ended March 31, 2002, consists primarily of a gain relating to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom vendor contracts of 124.5 million and a loss of 177.8 million in connection with the mark-to-market valuations of our cross currency and interest rate derivative contracts from period to period.

13.   Basic and Diluted Net Income (Loss) Attributable to Common Shareholders

	For the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros)
Basic:
Net income (loss)	46,323	(1,990,377)
Accretion of Series 1 convertible preferred stock	–	(35,805)

Basic net income (loss) attributable to common shareholders	46,323	(2,026,182)
Diluted:
Accretion of Series 1 convertible preferred stock	–	– (1)

Diluted net income (loss) attributable to common shareholders	46,323	(2,026,182)

(1)
Conversion of preferred stock is not assumed for the calculation of diluted net income (loss) attributable to common shareholders because the effect is anti-dilutive.

14.   Subsequent Events

Polish Restructuring

        UPC Polska has met with representatives of UPC (which through subsidiaries holds debt obligations of UPC Polska) and certain holders of the UPC Polska Notes (other than UPC and its affiliates) to discuss a process for, and terms of, a restructuring of those obligations and notes. UPC and its advisors and the noteholders and their advisors have had substantive discussions with UPC Polska about the terms of a possible debt restructuring. As of the date of the filing of this Quarterly Report on Form 10-Q, UPC Polska has not entered into a definitive agreement with either UPC, its affiliates or the noteholders' regarding the terms of a debt restructuring.

Cross Currency swaps

        In November 2002, UPC's cross currency swaps on UPC Distribution Bank Facility were frozen at a settlement price of 64.6 million. Of the 64.6 million obligation, 12.0 million has been paid with the remaining 52.6 million being recorded under short-term debt as per March 31, 2003. As per May 15, 2003, 41.5 million of this obligation has been repaid.

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

        The report of our independent public accountants KPMG Accountants N.V. on our consolidated financial statements for the year ended December 31, 2002, includes a paragraph that states that we are currently under bankruptcy court supervision in both the United States and in the Netherlands, have suffered substantial recurring losses from operations, are currently in default under certain of our senior notes and senior discount notes, obtained waivers from the lenders under the UPC Distribution Bank Facility and the Exchangeable Loan for potential events of cross defaults, and have a net capital deficiency. Management expects the Company to incur operating losses at least through 2004. Accordingly there is substantial doubt about our ability to continue as a going concern. Our management's plans in regard to these matters are described in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Investors in our company should review carefully the report of KPMG Accountants N.V. There can be no assurance we will be able to continue as a going concern.

        The following discussion and analysis of financial condition and results of operations covers the three month period ended March 31, 2003, and 2002, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise. All capitalized terms used and not otherwise defined in Item 2–Management's Discussion and Analysis of Financial Condition and Results of Operations have the meanings given to them in Notes to the Consolidated Financial Statements contained in Part I–Financial Statements.

Reorganization Under Bankruptcy Code

        For information regarding the reorganization under bankruptcy code, see Note 2 to our condensed consolidated financial statements included elsewhere herein.

Summary of Status of the Restructuring

        As of the date of the filing of this Quarterly Report on Form 10-Q, our restructuring has not been completed, but is in the final stages. The Plan, which provides for the transfer of New UPC common stock for various claims against, and interests in our equity, has been confirmed by the U.S. Bankruptcy Court. In addition, the Akkoord, which was filed to effect the restructuring under Dutch law, has been ratified by the District Court. An appeal was filed against the ratification of the Akkoord, and on April 15, 2003, the Dutch Court of Appeals confirmed the judgment by the District Court. On April 23, 2003, a further appeal was filed with the Dutch Supreme Court, but we believe it is without merit and intend to oppose it vigorously. The Dutch Supreme Court has scheduled briefs to be submitted by May 23, 2003. The Dutch Implementing Offer, which was scheduled to expire on April 24, 2003, has been extended to June 30, 2003. The Dutch Implementing Offer will become unconditional on the Effective Date of the Plan and the settlement of the Dutch Implementing Offer will occur no later than five Euronext business days after the Dutch Implementing Offer becomes unconditional. Certain amendments to our Articles of Association were adopted during an Extraordinary General Meeting of our shareholders. One of the amendments was effective immediately, two amendments will become effective upon the effective date of the Plan and the remaining amendments will become effective upon the later to occur of the effective date of the Plan and the date of the delisting of the our Ordinary Shares A from Euronext Amsterdam. The Plan and the Akkoord are expected to become effective and our restructuring complete soon after the appeal against the Akkoord is resolved. From and after the Effective Date of the Plan, we expect to operate our businesses and properties as a reorganized entity pursuant to the terms of the Plan.

        We believe subscriber growth has been impacted in some countries by our financial restructuring; however, we believe the restructuring has not had a material adverse effect on our subsidiaries or our relationships with suppliers and employees.

        We have experienced net losses since formation. As of March 31, 2003, as a result of the events of default and potential cross events of default as described in Note 2 to our condensed consolidated financial statements included elsewhere herein., our senior notes, senior discount notes, the Exchangeable Loan and the UPC Distribution Bank Facility have been classified as current liabilities and there is substantial uncertainty whether our sources of capital, working capital and projected operating cash flow will be sufficient to fund our expenditures and service our indebtedness over the next year. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent on (i) completion of the restructuring and (ii) our ability to generate the cash flows required to enable us to recover the carrying value of our assets and satisfy our liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of our ability to continue as a going concern, the Report of Independent Accountant in the audited financial statements for the year ended December 31, 2002, includes a modification in this respect. Following the successful completion of the planned restructuring, we believe that we will have sufficient sources of capital, working capital and operating cash flows to enable us to continue as a going concern.

Description of Business

        We own and operate broadband communications networks in 11 countries in Europe. Our operations are organized into three principal divisions: UPC Distribution, UPC Media and Priority Telecom. UPC Distribution delivers video, internet and telephone services to residential customers (the "Triple Play"). UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post production services, and thematic channels for distribution on our network, third party networks and DTH platforms. Priority Telecom operates our competitive local exchange carrier ("CLEC") business and provides telephone and data network solutions to the business market. The Priority Telecom brand is also used to offer telephone services to residential customers through UPC Distribution. In addition, as part of the ongoing realignment of the business, we have formed an Investments Division, which will manage our non-consolidated investment assets. We continue to focus on rationalizing our investment portfolio to maximize value.

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

Results of Operations

Revenue

        Revenue increased 12.8 million, or 3.7%, from 346.3 million for the three months ended March 31, 2002 to 359.1 million for the three months ended March 31, 2003. The increase in revenue is mainly due to a combination of organic subscriber growth and the increase in average revenue per subscriber in our Triple Play business. The following table provides revenue detail for our operating segments for the three months ended March 31, 2003 and 2002.

	Revenue
	For the Three Months Ended March 31,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros)
Triple Play Distribution(1)	322,792	297,296	25,496	8.6%
Germany(2)	–	12,491	(12,491)	–100.0%
DTH	9,202	7,212	1,990	27.6%
Corporate	–	–	–	0.0%
Other(3)	6,471	9,834	(3,363)	–34.2%

Total Distribution	338,465	326,833	11,632	3.6%
Priority Telecom(4)	26,604	32,116	(5,512)	–17.2%
UPC Media(5)	20,671	18,515	2,156	11.6%
UPC Investment(6)	123	123	–	0.0%
Intercompany Eliminations(7)	(26,763)	(31,275)	4,512	–14.4%

Total	359,100	346,312	12,788	3.7%

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers offered on a standalone basis or as a bundle.

(2)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

(3)
Other revenue is primarily revenue recognized for the provision of network related services to Priority Telecom.

(4)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(5)
UPC Media consists of chello broadband internet-content business and UPC's content and programming business.

(6)
UPC Investment Division was formed in 2003, and manages our non-consolidated investment assets.

(7)
Intercompany eliminations are the eliminations of intercompany revenues within UPC Media and network revenues.

        UPC Distribution.    Revenue for UPC Distribution increased 11.6 million from 326.8 million for the three months ended March 31, 2002 to 338.5 million for the three months ended March 31, 2003, a 3.6% increase. This increase is attributable to:

  •
  an increase of 2.7% in consolidated revenue generating units, or "RGU's", from 7,856,600 to 8,068,500;

  •
  an increase of 5.9% in the average monthly revenue per RGU from 12.97 to 13.74;

  •
  an increase in cable television and digital revenue of 8.2 million, due to improved average revenue per unit and a 0.5% increase in the number of consolidated video and digital subscribers from 6,715,900 to 6,749,500;

  •
  a decrease in telephony revenue of 1.2 million, due to a slight decrease in average revenue per unit combined with a 0.5% decrease in the number of consolidated telephony subscribers from 464,600 to 462,200;

  •
  an increase in internet revenue of 18.4 million, due to improved average revenue per unit and a 25.1% increase in the number of consolidated internet subscribers from 564,500 to 706,100;

  •
  a decrease in Germany revenue of 12.5 million, due to the deconsolidation of Germany effective August 1, 2002;

  •
  an increase in DTH revenue of 2.0 million, due to a 35.0% increase in the number of consolidated DTH subscribers from 111,600 to 150,700; and

  •
  a decrease in Other revenue of 3.4 million due to a reduction in the amount of services UPC Distribution provided to Priority Telecom.

        Priority Telecom.    Revenue for Priority Telecom decreased 5.5 million from 32.1 million for the three months ended March 31, 2002 to 26.6 million for the three months ended March 31, 2003. This decrease is attributable to:

  •
  a decrease of 3.0 million, caused by the termination of revenue from calls from subscribers of other telecom operators that Priority Telecom connected;

  •
  price erosion in a continuing weak wholesale market; and

  •
  termination of revenue from mainly small and medium enterprises during 2002.

        UPC Media.    Revenue for UPC Media increased 2.2 million from 18.5 million for the three months ended March 31, 2002 to 20.7 million for the three months ended March 31, 2003. This increase is attributable to:

  •
  an increase of 25.1% in the number of consolidated internet subscribers from 564,500 to 706,100, which is partly offset by

  •
  a decrease of 1.1 million in revenue due to the liquidation of Tara Television.

        Intercompany eliminations.    Intercompany eliminations decreased by 4.5 million from 31.3 million for the three months ended March 31, 2002 to 26.8 million for the three months ended March 31, 2003. The intercompany elimination of 26.8 million for the three months ended March 31, 2003, relates to inter-divisional revenue that is received by Priority Telecom, UPC Media, and UPC Distribution.

  •
  UPC Distribution received 6.2 million and 11.3 million in revenue from Priority Telecom primarily for the provision of network related services, for the three months ended March 31, 2003 and 2002, respectively.

  Priority Telecom received 3.3 million and 6.2 million of switch and other revenue from UPC Distribution for the three months ended March 31, 2003 and 2002, respectively. The revenue received is for Priority Telecom's services relating to UPC Distribution's residential customers.

  •
  UPC Media received 17.2 million and 13.9 million from UPC Distribution for the three months ended March 31, 2003 and 2002, respectively, for providing affiliated local operators with high speed internet connectivity, caching, local language broadband portals and marketing support.

Operating Expenses

        Operating expenses include direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, programming, content and franchise fees. The following table shows the operating expenses for three months ended March 31, 2003 and 2002.

	Operating Expenses
	Three Months Ended March 31,		2003 over 2002
	2003	2002	Change	% Change
	(In Thousands of Euros)
Germany(1)	–	5,240	(5,240)	–100.0%
Distribution excluding Germany	161,327	173,275	(11,948)	–6.9%

Total Distribution	161,327	178,515	(17,188)	–9.6%
Priority Telecom(2)	15,058	24,495	(9,437)	–38.5%
UPC Media(3)	6,906	12,384	(5,478)	–44.2%
UPC Investment(4)	–	–	–	0.0%
Intercompany Eliminations	(24,868)	(27,363)	2,495	–9.1%

Total	158,423	188,031	(29,608)	–15.7%

(1)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

(2)
Priority Telecom represents our CLEC business and provides telephone and data network solutions to the business market.

(3)
UPC Media consists of chello broadband internet-content business and UPC's content and programming business.

(4)
UPC Investment Division was formed in 2003, and manages our non-consolidated investment assets.

        Operating expenses decreased 29.6 million, or 15.7%, from 188.0 million for the three months ended March 31, 2002 to 158.4 million for the three months ended March 31, 2003. This decrease is attributable to:

  •
  the deconsolidation of Germany (EWT/TSS) as of August 1, 2002;

  •
  a decrease of 11.9 million in UPC Distribution's operating expenses (excluding Germany) due to continued improvement in operational cost control through restructuring activities and other cost cutting initiatives;

  •
  a decrease of 9.4 million in Priority Telecom's operating expenses primarily due to stringent cost controls and renegotiated UPC agreements; and

  •
  a decrease of 5.5 million in UPC Media's operating expenses primarily due to focused cost control measures being introduced and the liquidation of Tara Television.

Selling, General & Administrative Expenses

        Selling, general and administrative expenses ("SG&A expenses") include costs relating to human resources, IT, general services, management, finance, legal, and marketing. SG&A expenses also include stock-based compensation charges.

	Selling General & Administrative Expenses
	Three Months Ended March 31,		2003 over 2002
	2003	2002	Change	% Change
	(In Thousands of Euros))
Germany(1)	–	1,730	(1,730)	–100.0%
Distribution excluding Germany	75,694	81,422	(5,728)	–7.0%

Total Distribution	75,694	83,152	(7,458)	–9.0%
Priority Telecom(2)	8,946	12,297	(3,351)	–27.3%
UPC Media(3)	11,300	11,705	(405)	–3.5%
UPC Investment(4)	293	225	68	30.2%
Stock-based compensation	3,893	6,790	(2,897)	–42.7%
Intercompany Eliminations	(2,044)	(3,912)	1,868	–47.8%

Total	98,082	110,257	(12,175)	–11.0%

(1)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

(2)
Priority Telecom represents our CLEC business and provides telephone and data network solutions to the business market.

(3)
UPC Media consists of chello broadband internet-content business and UPC's content and programming business.

(4)
UPC Investment Division was formed in 2003, and manages our non-consolidated investment assets.

        SG&A expenses decreased 12.2 million, or 11.0%, from 110.3 million for the three months ended March 31, 2002 to 98.1 million for the three months ended March 31, 2003. This decrease is attributable to:

  •
  the deconsolidation of Germany (EWT/TSS) as of August 1, 2002;

  •
  an decrease of 5.7 million in UPC Distribution's SG&A expenses (excluding Germany) due to continued improvement in operational cost control through restructuring activities and other cost cutting initiatives;

  •
  a decrease of 3.4 million in Priority Telecom's SG&A expenses primarily due to stringent cost controls and reductions of personnel related expenses;

  •
  a decrease of 0.4 million in UPC Media's SG&A expenses primarily due to cost savings across expense lines due to stringent cost controls; and

  •
  a decrease of 2.9 million in stock-based compensation expense, which is mainly due to cancellations of regular options.

Adjusted EBITDA

        Adjusted EBITDA is not a generally accepted accounting principle ("GAAP") measure. The most directly comparable financial measure to Adjusted EBITDA that is calculated and presented in accordance with GAAP is income (loss) before income taxes and other items. Adjusted EBITDA represents net operating earnings before depreciation, amortization, stock-based compensation charges, and impairment and restructuring charges. Adjusted EBITDA is one of the primary measures used by our chief decision makers to measure our operating results and to measure segment profitability and performance. Management believes that Adjusted EBITDA is meaningful to investors because it provides an analysis of operating results using the same measures used by our chief decision makers, that Adjusted EBITDA provides investors with the means to evaluate the financial results of us compared to other companies within the same industry and that it is common practice for institutional investors and investment bankers to use various multiples of current or projected Adjusted EBITDA for purposes of estimating current or prospective enterprise value. Our calculation of Adjusted EBITDA may or may not be consistent with the calculation of this measure by other companies in the same industry. Investors should not view adjusted EBITDA as an alternative to GAAP measure of income as a measure of performance, or to cash flows from operating investing and financing activities as a measure of liquidity. In addition, Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. Adjusted EBITDA excludes non-cash and cash stock-based compensation charges, which result from variable plan accounting for certain of our subsidiaries' stock option and phantom stock option plans.

        Adjusted EBITDA increased 51.7 million, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily due to increased revenues, improved gross margin and continued cost control across all our operating segments. The following table provides Adjusted EBITDA detail for our operating segments.

	Adjusted EBITDA
	For the Three Months Ended March 31,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros, unaudited)
Triple Play Distribution(1)	113,098	67,549	45,549	67.43%
Germany(2)	–	5,521	(5,521)	-100.00%
DTH	1,216	524	692	132.06%
Corporate	(17,861)	(14,254)	(3,607)	25.31%
Other(3)	5,139	5,827	(688)	-11.81%

Total Distribution	101,592	65,167	36,425	55.89%

Priority Telecom(4)	2,601	(4,676)	7,277	-155.62%
UPC Media(5)	2,465	(5,575)	8,040	-144.22%
UPC Investment(6)	(170)	(102)	(68)	66.67%

Total	106,488	54,814	51,674	94.27%

(1)
Triple Play includes cable television, telephone, internet and digital for residential customers offered on a standalone basis or as a bundle.

(2)
As of August 1, 2002, Germany (EWT/TSS) is a non-consolidated company.

(3)
Other is primarily recognized for the provision of network related services to Priority Telecom.

(4)
Priority Telecom represents UPC's CLEC business and provides telephone and data network solutions to the business market.

(5)
UPC Media consists of chello broadband internet-content business and UPC's content and programming business.

(6)
UPC Investment Division was formed in 2003, and manages our non-consolidated investment assets.

        UPC Distribution.    Adjusted EBITDA for UPC Distribution increased 36.4 million, or 55.9%, from 65.2 million for the three months ended March 31, 2002 to 101.6 million for the three months ended March 31, 2003. This movement is attributed to:

  •
  successfully driving higher service penetration in existing customers, improving economies of scale,and increased average revenue per unit;

  •
  improved gross margins brought about through continued negotiations with major vendors; and

  •
  cost reduction and control through continued improvements in processes and systems together with significant organizational rationalization.

        Priority Telecom.    Adjusted EBITDA for Priority Telecom improved by 7.3 million from negative 4.7 million for the three months ended March 31, 2002 to positive 2.6 million for the three months ended March 31, 2003. This movement is attributable to:

  •
  termination of non-profitable business lines;

  •
  the cessation of operations in non-profitable countries; and

  •
  strong cost control procedures that have been put into place to reduce operating expenses.

        UPC Media.    Adjusted EBITDA for UPC Media improved by 8.0 million from negative 5.6 million for the three months ended March 31, 2002 to positive 2.5 million for the three months ended March 31, 2003. This movement is attributable to:

  •
  continued focus on profitable revenue growth, stringent cost control and cost reduction across all expense lines within the UPC Media division and closure of channels; and

  •
  liquidation of Tara Television.

        The following is a reconciliation of our Adjusted EBITDA to our net income (loss) before income taxes and other items for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros)
Adjusted EBITDA	106,488	54,814
Depreciation and amortization	(166,616)	(172,632)
Impairment and restructuring charges	–	(3,943)
Stock-based compensation	(3,893)	(6,790)

Operating income (loss)	(64,021)	(128,551)
Interest income	3,569	5,985
Interest expense	(82,377)	(230,205)
Foreign exchange gain (loss)	133,355	(56,057)
Other income (expense)	66,486	(62,429)

Income (loss) before income taxes and other items	57,012	(471,257)

        The improvement of our income (loss) before income taxes and other items from a loss of 471.3 million to income of 57.0 million in the three months ended March 31, 2002 and 2003, respectively, is primarily attributable to the factors leading to improved Adjusted EBITDA, discussed above, and the decrease in interest expense and interest expense-related party, the increase in foreign currency exchange gain (loss) and the increase in other income (expense), discussed below.

Depreciation and Amortization

        During the three months ended March 31, 2003, our depreciation and amortization expense decreased 6.0 million to 166.6 million from 172.6 million for the three months ended March 31, 2002, a 3.5% decrease is due to the deconsolidation of UPC Germany as of August 1, 2002.

Interest Income

        During the three months ended March 31, 2003, interest income decreased 2.4 million to 3.6 million from 6.0 million, a 40.4% decrease. The decrease primarily resulted from decreased cash balances.

Interest Expense

        During the three months ended March 31, 2003, interest expense, including interest expense related party, decreased 147.8 million to 82.4 million, from 230.2 million during the three months ended March 31, 2002, a 64.2% decrease. This decrease was primarily due to the cessation of accruing interest on our senior notes and accreting interest on our senior discount notes on December 3, 2002, when we filed a petition of relief under Chapter 11 of the U.S. Bankruptcy Code in accordance with SOP 90–7. Should our restructuring (as detailed above) be successful, these notes will be exchanged for equity in New UPC. In addition, the decrease in interest expense is attributable to an increase of the euro against the U.S. dollar.

	For the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros, unaudited)
Cash Current Pay:
Bank	(66,449)	(62,614)
Senior Notes	–	(72,247)

	(66,449)	(134,861)

Non-Cash Accretion:
Discount Notes	(12,693)	(75,095)
Exchangeable Loan	–	(15,323)
Deferred Financing	(3,235)	(4,926)

	(15,928)	(95,344)

Total Interest Expense	(82,377)	(230,205)

Foreign Exchange Gain (Loss)

        Foreign exchange gain (loss) and other expense reflect a gain of 133.4 million for three months ended March 31, 2003 as compared to a loss of 56.1 million for three months ended March 31, 2002. The gain during 2003 was primarily a result of a significant foreign exchange gain on our dollar denominated senior notes as the euro strengthened against the U.S. dollar.

Other Income (Expense)

        The other income of 66.5 million for the three months ended March 31, 2003, relates primarily to the gain on the Tevel transaction (see Note 4 of our consolidated financial statements). The other expense of

62.4 million for the three months ended March 31, 2002, consist of a gain relating to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom vendor contracts of 124.5 million and a loss of 177.8 million in connection with the mark-to-market valuations of our cross currency and interest rate derivative contracts from period to period.

Reorganization Expenses, Net

        In connection with the Chapter 11 Case, we are required to prepare our consolidated financial statements as of December 31, 2002, in accordance with Statement of Position 90–7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90–7"), issued by the American Institute of Certified Public Accountants. The reorganization expenses for the three months ended March 31, 2003 included professional fees of 7.6 million.

Share in Results of Affiliated Companies, Net

        For the three months ended March 31, 2003, our share in net losses of affiliated companies decreased 18.8 million to 2.5 million from 21.3 million for the three months ended March 31, 2002, a 88.3% decrease. The decrease is primarily due to our investments in PrimaCom and SBS. No losses being recorded for PrimaCom during the first three months of 2003, as we had completely written off our investment in PrimaCom at June 30, 2002. Our losses in SBS decreased during 2003 as SBS showed improved financial results compared to 2002.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2002, we adopted SFAS 142, which establishes that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The adoption of SFAS 142 on January 1, 2002, resulted in a cumulative decrease of income of 1,498.9 million and a cumulative decrease of net goodwill of 1,498.9 million during the three months period ended March 31, 2002. The amount of net loss as shown for the first quarter of 2002 has been restated to include the effect of adoption of SFAS 142 of January 1, 2002. The following table represents the cumulative effect of change in accounting principle by reporting unit:

For the Three Months Ended March 31, 2002
(In thousands of Euros)
The Netherlands	(491,737)
Czech Republic	(98,463)
Norway	(43,572)
Hungary	(56,071)
France	(178,692)
Poland	(409,906)
Sweden	(189,447)
Other	(30,983)

Total	(1,498,871)

Liquidity and Capital Resources

        Historically, we have financed our operations and acquisitions primarily from:

  •
  cash contributed by United Europe, Inc. upon our formation;

  •
  debt financed at the UPC corporate level and at the operating company level;

  •
  equity raised in our initial public offering, secondary offering and private offering of convertible preference shares;

  •
  debt raised in our July 1999, October 1999 and January 2000 offering of senior notes and senior discount notes;

  •
  proceeds raised from the May 2001 Exchangeable Loan entered into by our wholly-owned subsidiary Belmarken Holding B.V.; and

  •
  operating cash flow.

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

        In addition, we have financed our systems from our UPC Distribution Bank Facility and with operating cash flow. Well-established systems generally have stable positive cable cash flows that are used to partially offset funding necessary for new product offerings, including telephone and internet/data. Developing systems are at various stages of construction and development and generally depend on us for some of the funding for their operating needs.

        In 2003 and thereafter, we anticipate that the sources of capital possibly available to us will include working capital and operating cash flows, proceeds from the disposal of non-core investments, draw downs under the UPC Distribution Bank Facility and vendor financing. We do not anticipate access to the capital markets as a source of funding unless we are able to restructure our existing indebtedness. If we are able to complete our planned recapitalization satisfactorily and are able to implement a rationalization of our non-core investments and continue to improve our operating performance, we believe that our existing cash balances, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the foreseeable future. Should our planned debt restructuring and recapitalization be unsuccessful or our operating results fall behind our current business plan, there will be uncertainty whether we have sufficient funds to meet our planned capital expenditures and/or existing debt commitments and it will be doubtful we are able to continue as a going concern.

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

	Payments due by Period
	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
	(In thousands of Euros)
Contractual Obligations
Short term debt	59,535	–	–	–	59,535
Long term debt	8,028,715	16,056	8,921	395,612	8,449,304
Operating Leases	50,432	64,660	42,758	36,039	193,889
Programming and satellite commitments	41,242	79,661	40,115	64,455	225,473
Purchase commitments	32,771	16,560	3,589	5,314	58,234

Total Contractual Cash	8,212,695	176,937	95,383	501,420	8,986,435

Restrictions under our July 1999, October 1999 and January 2000 Indentures

        Our activities are restricted by the covenants of our indentures dated July 30, October 29, 1999 and January 20, 2000, under which our senior notes and senior discount notes were issued. Among other things, our indentures place certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. Should our planned debt restructuring be successful, our senior and senior discount notes, to which these indentures apply, will be exchanged for equity in New UPC.

Sources of Capital

        We had approximately 248.8 million of cash and cash equivalents on hand as of March 31, 2003. Of our 248.8 million of cash and cash equivalents on hand, USD 107.0 million is held by UPC Polska, our Polish subsidiary, and, as a result of the limitations imposed by the indentures governing the UPC Polska Notes, is limited in its utilization. Our ability to access our borrowing capacity at the holding company and subsidiary level was restricted or eliminated as a result of the payment defaults under our senior notes in the first twelve months of 2002 and the first quarter of 2003. To date, our principal sources of capital have been debt and equity capital raised at our holding company level and debt securities and bank debt issued or borrowed by subsidiaries. As of the date of the filing, we have no restrictions to make additional drawings under the UPC Distribution Bank Facility.

Consolidated Capital Expenditures

        Since 1995, we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high capacity technology to support digital video, telephone and internet/data services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead-time in order to complete work-in-progress and can result in higher total costs of construction. At the end of 2001, we completed a strategic review of the business, which resulted in a reduced capital expenditure program for 2002 and 2003, as we focused on increasing penetration of new services in our existing upgraded footprint and efficient deployment of capital on a limited basis, aimed at causing product deployment to result in positive net present values.

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

        For the year 2003, we plan a slight increase on capital expenditures. Customer premise equipment ("CPE") costs decreased in 2002 and are expected to decrease further based on current prices, which are negotiated centrally, and continue to decrease as market rates for such equipment continue to fall. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval.

        We expect that network and upgrade capital expenditure will also see a reduction as we are limiting additional network investment primarily to that needed to cover maintenance and costs necessary to support expansion of services. We expect our existing network to largely cope with the anticipated increase in traffic. In addition, we plan to limit new build expenditures primarily to these areas where essential franchise commitments require investment and to limit additional upgrade investment until such a time that existing upgraded areas are fully serviced, although in certain areas of Eastern Europe, we are upgrading our network to launch internet services.

Statements of Cash Flows

        As of March 31, 2003 we had cash and cash equivalents of 248.8 million, a decrease of 6.2 million from 255.1 million as of December 31, 2002. As of March 31, 2002 we had cash and cash equivalents of 641.2 million, a decrease of 213.8 million from 855.0 million as December 31, 2001.

	For the Three Months Ended March 31,
	2003	2002
	(In thousands of Euros)
Cash flows from operating activities	70,542	(61,526)
Cash flows from investing activities	(69,402)	(118,046)
Cash flows from financing activities	(2,429)	(31,217)
Effect of exchange rates on cash	(4,934)	(3,002)

Net decrease in cash and cash equivalents	(6,223)	(213,791)
Cash and cash equivalents at beginning of period	255,062	855,001

Cash and cash equivalents at end of period	248,839	641,210

For the three months period ended March 31, 2003

        Principal sources of cash during the three month period ended March 31, 2003, included 70.5 million from operating activities, 1.4 million of proceeds from long- and short-term borrowings, and 0.7 million from investing activities.

        Principal uses of cash during the three month period ended March 31, 2003, included 3.8 million for repayment of long- and short-term debt facilities, 42.9 million of capital expenditures, 9.1 million for purchase of derivatives, and 18.1 million for restricted cash deposited.

For the three months period ended March 31, 2002

        Principal sources of cash during the three month period ended March 31, 2002, included 8.0 million of dividends received, and proceeds of 0.7 million from long- and short-term debt facilities.

        Principal uses of cash during the three month period ended March 31, 2002, included 61.5 million for operating activities, 102.0 million for capital expenditures, 24.1 million for acquisitions, and 31.9 million for the repayment of long- and short-term debt facilities.

New Accounting Principles

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

        As of March 31, 2003, we had cash and cash equivalents of approximately 248.8 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union). However, we do not expect any material losses with respect to our investment portfolio.

Credit Risk

        We monitor the financial risk of our trade counter parties. Subject to a materiality test, new vendors go through a credit check before a contract is awarded. Periodical financial analyses are made of a group of vendors that provide material proprietary services or products. As of March 31, 2003, we believe our portfolio of these vendors as a whole meets our internal criteria for acceptability.

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

        The table below provides information about UPC's and its consolidated subsidiaries' foreign currency risk for cash, which is denominated in foreign currencies outside of the European Monetary Union as of March 31, 2003. The information is presented in Euro equivalents, as the Euro is our reporting currency.

	Amount Outstanding as of March 31, 2003
	Book Value	Fair Value
	(In thousands of Euros)
Cash and Cash Equivalents
USD Cash	129,653	129,653

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

        For descriptions of our senior notes, senior discount notes and the Exchangeable Loan we refer to Note 8 of our audited consolidated financial statements for the year ended December 31, 2002, as included in our form 10-K. The interest rates of the notes are included in the interest rate sensitivity tables to which we refer.

        The table below provides information about our foreign currency exchange risk for debt, which is denominated in foreign currencies outside of the European Monetary Union as of March 31, 2003, including cash flows, based on the expected repayment date and related weighted-average interest rates for debt. The instruments' actual cash flows are denominated in foreign currency. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the three months ended March 31, 2003. Contractual maturities of the indebtedness differ from the information shown in the tables.

	Amount Outstanding as of March 31, 2003		Expected Repayment as of March 31, 2003
	Book Value	Fair Value	2003	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Dollar Denominated Facilities
UPC Senior Notes due 2009(1)	700,313	63,028	700,313	–	–	–	–	–
UPC Senior Notes due 2007(1)	156,223	12,498	156,223	–	–	–	–	–
UPC Senior Notes due 2009(1)	219,090	19,718	219,090	–	–	–	–	–
UPC Senior Notes due 2010(1)	209,909	18,892	209,909	–	–	–	–	–
UPC Senior Discount Notes due 2009(1)	552,443	40,548	552,443	–	–	–	–	–
UPC Senior Discount Notes due 2009(1)	341,633	26,259	341,633	–	–	–	–	–
UPC Senior Discount Notes due 2010(1)	678,455	58,790	678,455	–	–	–	–	–
UPC Senior Notes due 2010(1)	519,910	46,972	519,910	–	–	–	–	–
PCI Notes	13,340	13,340	13,340	–	–	–	–	–
UPC Polska 1998 Senior Discount Notes	175,918	47,636	–	–	–	–	–	175,918
UPC Polska 1999 Senior Discount Notes	163,876	45,344	–	–	–	–	–	163,876
UPC Polska 1999 Series C Senior Discount Notes	19,128	7,282	–	–	–	–	–	19,128
Exchangeable Loan(1)	861,581	861,581	861,581	–	–	–	–	–

(1)
These senior notes, senior discount notes and the Exchangeable Loan are subject to compromise as of March 31, 2003.. We refer to Note 2 "Reorganization Under Bankruptcy Code" to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

        For descriptions of our senior notes, senior discount notes and the Exchangeable Loan we refer to Note 8 of our audited consolidated financial statements for the year ended December 31, 2002, as included in our form 10-K.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2003, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the three months ended March 31, 2003. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of March 31, 2003		Expected Repayment as of March 31,
	Book Value	Fair Value	2003	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Fixed and Variable Rate Facilities
Fixed rate UPC Senior Notes due 2009(1)	700,313	63,028	700,313	–	–	–	–	–
Average interest rate	10.875%	164.900%
Fixed rate UPC Senior Notes due 2007(1)	69,166	5,533	69,166	–	–	–	–	–
Average interest rate	10.875%	139.990%
Fixed rate UPC Senior Notes due 2009(1)	69,774	5,582	69,774	–	–	–	–	–
Average interest rate	11.250%	134.800%
Fixed rate UPC Senior Notes due 2009(1)	213,057	17,045	213,057	–	–	–	–	–
Average interest rate	10.875%	164.900%
Fixed rate UPC Senior Discount Notes due 2009(1)	552,433	40,548	552,433	–	–	–	–	–
Average interest rate	12.500%	93.710%
Fixed rate UPC Senior Discount Notes due 2009(1)	144,410	10,175	144,410	–	–	–	–	–
Average interest rate	13.375%	88.600%
Fixed rate UPC Senior Discount Notes due 2009(1)	341,633	26,259	341,633	–	–	–	–	–
Average interest rate	13.375%	88.600%
Fixed rate UPC Senior Notes due 2007(1)	156,223	12,498	156,223	–	–	–	–	–
Average interest rate	10.875%	139.990%
Fixed rate UPC Senior Notes due 2009(1)	219,090	19,718	219,090	–	–	–	–	–
Average interest rate	11.250%	134.800%
Fixed rate UPC Senior Discount Notes due 2010(1)	678,455	58,790	678,455	–	–	–	–	–
Average interest rate	13.750%	83.010%
Fixed rate UPC Senior Notes due 2010(1)	209,909	18,892	209,909	–	–	–	–	–
Average interest rate	11.500%	172.590%
Fixed rate UPC Senior Notes due 2010(1)	519,910	46,792	519,910	–	–	–	–	–
Average interest rate	11.250%	169.690%
Fixed rate UPC Senior Notes due 2010(1)	145,748	11,660	145,748	–	–	–	–	–
Average interest rate	11.250%	169.690%
Fixed rate PCI Notes	13,340	13,340	13,340	–	–	–	–	–
Average interest rate	9.875%	9.875%
Fixed rate UPC Polska 1998 Senior Discount Notes	175,918	47,636	–	–	–	–	–	175,918
Average interest rate	14.500%	87.538%
Fixed rate UPC Polska 1999 Senior Discount Notes	163,876	45,344	–	–	–	–	–	163,876
Average interest rate	14.500%	87.538%
Fixed rate UPC Polska 1999 Series C Senior Discount Notes	19,128	7,282	–	–	–	–	–	19,128
Average interest rate	7.000%	42.260%
Fixed rate Exchangeable Loan(1)	861,581	861,581	861,581	–	–	–	–	–
Average interest rate	6.000%	6.000%
Variable rate UPC Distribution Bank Facility	3,127,759	3,127,759	3,127,759	–	–	–	–	–
EURIBOR/USDLIBOR +0.75%–4%
Average interest rate	8.060%	8.060%
Capital lease obligations	49,718	49,718	2,286	3,724	3,741	3,759	3,777	32,431
Average interest rate	Various	Various
Other debt	17,863	17,863	3,628	7,301	1,290	700	685	4,259
Average interest rate	Various	Various

Total debt	8,449,304	4,507,043	8,028,715	11,025	5,031	4,459	4,462	395,612

(1)
These senior notes and senior discount notes and the Exchangeable Loan are subject to compromise. We refer to Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Expected Repayment as of March 31,
	2003	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Short term debt	59,535	–	–	–	–	–
Operating leases	50,432	38,719	25,941	20,779	21,979	36,039
Programming and satellite commitments	41,242	40,329	39,332	28,446	11,669	64,455
Purchase commitments	32,771	9,280	7,280	1,843	1,746	5,314

Total commitments and short term debt	183,980	88,328	72,553	51,068	35,394	105,808

Total debt and commitments	8,212,695	99,353	77,584	55,527	39,856	501,420

Equity Prices

        As of March 31, 2003, we are exposed to equity price fluctuations related to our investments in equity securities. Our investment in UGC Holdings is classified as available for sale. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' equity until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations. Our investments in PrimaCom and SBS are accounted for under the equity method of accounting.

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

	Number of Shares	Fair Value as of March 31, 2003
	(In thousands of Euros, except share amounts)
United	5,569,240	15,618
PrimaCom AG	4,948,039	1,781
SBS	6,000,000	78,061

        As of March 31, 2003, we are also exposed to equity price fluctuations related to our debt that is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the three months ended March 31, 2003. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of March 31, 2003
			Expected Repayment as of March 31,
Convertible Debt	Book Value
		Fair Value	2003	2004
	(In thousands of Euros)
Exchangeable Loan(1)	861,581	861,581	861,581	–
6.0% per annum

(1)
The Exchangeable Loan is subject to compromise. We refer to Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cross-Currency and Interest Rate Swaps

        We entered into an interest rate swap in respect of 1,725 million of the UPC Distribution Bank Facility to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003. This swap qualifies as an accounting cash flow hedge as defined by SFAS 133. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity. As per April 15, 2003, the interest rate swap expired and ceased to exist. In the first quarter of 2003, we have bought protection on the interest rate exposure on the Euro denominated bank indebtedness for 2003 and 2004. As a result, the net rate (without the applicable margin) is capped at 3% for an amount totaling 2.7 billion. The changes in fair value of these caps are recorded through other income in the consolidated statement of operations.

        The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

Item 4.    Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

  The Company's management team continues to review the Company's disclosure controls and procedures (as defined in Rule 13a–14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") and the effectiveness of those disclosure controls and procedures. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2003, the Company conducted an evaluation, under the supervision of, and with the participation of, the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a–14 of the Exchange Act. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company each concluded that the Company's disclosure controls and procedures are effective.

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

PART II–OTHER INFORMATION

Item 1–Legal Proceedings

        For information regarding developments in certain legal proceedings to which the Company or any of its subsidiaries is a party, see Notes 8 and 15 to our condensed consolidated financial statements included elsewhere herein.

Item 2–Changes in Securities and Use of Proceeds

        None.

Item 3–Defaults upon Senior Securities

        For information regarding the defaults on our senior securities, see Note 2 to our condensed consolidated financial statements included elsewhere herein.

Item 4–Submission of Matters to a Vote of Security Holders

        For information regarding submission of matters to a vote of security holders, see Note 2 to our condensed consolidated financial statements included elsewhere herein.

Item 5–Other information

Summary Operating Data

        In the tables below, the "UPC Paid In Ownership" column shows the percentage we own of the operating systems in which we have an interest. The operating data set forth below reflect the aggregate statistics of the operating systems in which we have an ownership interest.

	As at March 31, 2003
	UPC Paid in Ownership	Homes in Service Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Analog Basic Subscribers(4)	Basic Penetration	Direct to Home (DTH)(5)	Digital Subscribers(6)	Total Video Subscibers(7)
Multi Channel TV
Norway	100.0%	529,000	482,600	196,200	336,200	69.7%	–	32,600	368,800
Sweden	100.0%	770,000	421,600	264,300	274,000	65.0%	–	17,800	291,800
Belgium	100.0%	530,000	153,600	153,600	130,600	85.0%	–	–	130,600
France	92.0%	2,656,600	1,356,200	669,400	462,700	34.1%	–	7,600	470,300
The Netherlands	100.0%	2,651,700	2,588,100	2,337,400	2,311,700	89.3%	–	49,700	2,361,400
Austria	95.0%	1,081,400	923,300	920,100	502,200	54.4%	–	21,300	523,500

Total Western Europe		8,218,700	5,925,400	4,541,000	4,017,400		–	129,000	4,146,400

Poland	100.0%	1,869,600	1,869,600	199,400	994,500	53.2%	–	–	994,500
Hungary	98.9–100.0%	1,001,100	957,800	512,200	691,200	72.2%	82,400	–	773,600
Czech Republic	99.9–100.0%	913,000	679,800	240,200	297,600	43.8%	58,200	–	355,800
Romania	100.0%	659,600	458,400	–	326,200	71.2%	–	–	326,200
Slovak Republic	95.0–100%	517,800	381,800	17,300	293,600	76.9%	10,100	–	303,700

Total Eastern Europe		4,961,100	4,347,400	969,100	2,603,100		150,700	–	2,753,800

Total		13,179,800	10,272,800	5,510,100	6,620,500		150,700	129,000	6,900,200

(1)
"Homes in Service Area" represents the number of homes in a certain franchise area that can potentially be served.

(2)
"Homes Passed" represents the number of homes that can be connected to our distribution system without further extending the cable network distribution plant.

(3)
"Two-way Homes Passed" represents the number of homes passed by our network where customers can request and receive the installation of a two-way addressable set-top box, cable modem and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.

(4)
"Analog Basic Subscriber" is a home or commercial unit that receives our basic cable service.

(5)
"DTH Subscriber" is a home or commercial unit with one or more television sets that receives our video programming broadcast directly to the home via geosynchronous satellites.

(6)
"Digital Subscriber" is a home or commercial unit with one or more digital converter boxes that receives our digital service. A digital subscriber is also counted as an Analog Basic Subscriber.

(7)
"Total Video Subscribers is the sum of Analog Basic Subscribers, Direct to Home and Digital Subscribers.

	As at March 31, 2003
	UPC Paid in Ownership	Homes Serviceable(1)	Subscribers Residential(2)	Lines Residential(3)
Cable Telephony
Norway	100.0%	135,100	22,900	25,400
France	92.0%	669,400	55,800	57,300
The Netherlands	100.0%	1,593,300	165,700	195,500
Austria	95.0%	899,700	149,800	151,200

Total cable telephony		3,297,500	394,200	429,400

Non-cable Telephony
Czech Republic(4)	99.9–100.0%	17,700	3,100	3,100
Hungary(4)	98.9–100.0%	84,900	64,900	71,400

Total non-cable telephony		102,600	68,000	74,500

Total		3,400,100	462,200	503,900

(1)
"Telephony Homes Serviceable" represents the number of homes that can be connected to our cable distribution system, or our copper (twisted pair) network in certain areas, where customers can request and receive voice services.

(2)
"Residential telephony Subscriber" is a home with one or more voice ports connected to our broadband network, or our copper (twisted pair) networks in certain areas, where a customer has requested and is receiving voice services.

(3)
"Telephony Lines" are the number of lines provided to our Telephony Subscribers.

(4)
Hungary (Monor) and Czech Republic offer traditional telephone services.

	As at March 31, 2003
	UPC Paid in Ownership	Homes Serviceable(1)	Residential Subscribers(2)	3rd Party ISP Subscribers(3)
Internet
Norway	100.0%	196,200	32,300	–
Sweden	100.0%	264,300	64,600	–
Belgium	100.0%	153,600	25,100	–
France	92.0%	669,400	22,300	–
The Netherlands	100.0%	2,337,400	309,200	–
Austria	95.0%	920,100	187,100	–

Total Western Europe		4,541,000	640,600	–

Poland	100.0%	199,400	15,800	–
Hungary	98.9–100.0%	451,300	31,600	400
Czech Republic	99.9–100.0%	240,200	17,700	–
Slovak Republic	95.0–100.0%	8,200	–	–

Total Eastern Europe		899,100	65,100	400

Total		5,440,100	705,700	400

(1)
"Internet Homes Serviceable" represents the number of homes that can be connected to our cable distribution system where customers can request and receive high-speed internet access services.

(2)
"Residential Internet Subscriber" is a home or commercial unit connected to our broadband network, where a customer has requested and is receiving chello broadband high-speed internet access services.

(3)
Broadband Internet Subscribers who are not served by chello broadband.

Residential Revenue Generating Units

        The operating data set forth below reflect the aggregate statistics of the operating systems in which we have an ownership interest. Revenue Generating Units, or ("RGUs"), is separately an Analog Basic Subscriber, Digital Subscriber, DTH Subscriber, Residential Telephony Subscriber or Broadband Internet Subscriber. A home may contain one or more RGUs. For example, if a residential customer in our Dutch system subscribed to our analog cable service digital cable service, telephone service and high-speed internet service, the customer would constitute four RGUs.

As at March 31, 2003
Total RGUs(1)
Norway	424,000
Sweden	356,400
Belgium	155,700
France	548,400
The Netherlands	2,836,300
Austria	860,400

Total Western Europe	5,181,200

Poland	1,010,300
Hungary	870,500
Czech Republic	376,600
Romania	326,200

Slovak Republic	303,700

Total Eastern Europe	2,887,300

Total	8,068,500

(1)
"Total Subscribers", or "Total RGUs" is the sum of Analog, Digital, DTH, Residential Telephony and Broadband Internet Subscribers.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K filed during the Quarter
Date of Report	Date of Event	Item Reported
January 8, 2003	January 8, 2003	Item 5 & 7–Announcement that on January 8, 2003, the United States Bankruptcy Court approved the second amended disclosure statement for UPC's pending Chapter 11 Bankruptcy case.
January 10, 2003	January 9, 2003
Item 5 & 7–Announcement that on January 9, 2003, UPC and New UPC filed a second amended plan or reorganization and related second amended disclosure statement with the United States Bankruptcy Court and submitted a revision to the draft plan of compulsory composition (Akkoord).
January 15, 2003	January 9, 2003	Item 5 & 7–Correction of certain information in the second amended disclosure statement dated January 7, 2003, filed by UPC to UPC'ss Report on Form 8-K filed on January 8, 2003.
January 28, 2003	January 27, 2003
Item 7 & 9–Announcement that on January 27, 2003, UPC filed with the United States Bankruptcy Court its monthly unaudited parent only operating report for the period from December 3, 2003 to December 31, 2002.
February 14, 2003	February 12, 2003
Item 7 & 9–Announcement that on February 12, 2003, UPC filed a motion with the United States Bankruptcy Court for an order authorizing the transfer of shares of SBS of UPC and the sale of SBS shares to United.
February 20, 2003	February 18, 2003
Item 7 & 9–Announcement that on February 18, 2003, UPC filed with the United States Bankruptcy Court its monthly unaudited parent only operating report for the period from January 1, 2003 to January 31, 2003.
February 21, 2003	February 20, 2003	Item 5 & 7–Announcement that on February 21, 2003, the United States Bankruptcy Court confirmed the second amended plan of reorganization, dated January 7, 2003, as modified, filed by UPC and New UPC.
March 3, 2003	March 3, 2003	Item 5 & 7–Announcement that on March 3, 2003, UPC's creditors voted in favour of the compulsory composition, the Akkoord.
March 14, 2003	March 13, 2003	Item 5 & 7–Announcement that on March 13, 2003, the Dutch Bankruptcy Court ratified the Akkoord subject to an appeal period.

March 25, 2003	March 21, 2003	Item 5 & 7–Announcement that on March 21, 2003, InterComm Holding, L.L.C. and three of its affiliates filed an appeal against the Dutch Bankruptcy Court's ratification of the Akkoord.
March 31, 2003	March 31, 2003	Item 7 & 9–Announcement that on March 31, 2003, United issued a press release on its operating and financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V. a Dutch Public limited liability company
By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Board of Management Member and Chief Financial Officer Date: May 15, 2003
By:	/s/ RUTH PIRIE Ruth Pirie Principal Accounting Officer Date: May 15, 2003

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

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

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

Date: May 15, 2003

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

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

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

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer

QuickLinks

PART I–FINANCIAL INFORMATION
PART II–OTHER INFORMATION
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in thousands of Euros, except par value and number of shares) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Stated in thousands of Euros, except number of shares) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in thousands of Euros) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
Results of Operations
Liquidity and Capital Resources
Consolidated Capital Expenditures
Statements of Cash Flows
New Accounting Principles
  Item 4. Controls and Procedures
PART II–OTHER INFORMATION
  Item 1–Legal Proceedings
  Item 2–Changes in Securities and Use of Proceeds
  Item 3–Defaults upon Senior Securities
  Item 4–Submission of Matters to a Vote of Security Holders
  Item 5–Other information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002