Form 10-Q
period 2003-06-30
UNITED PAN EUROPE COMMUNICATIONS NV
filed 2003-08-14
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock as of August 14, 2003 was:

        443,417,525 ordinary shares A, including
shares represented by American Depository Receipts

PART I–FINANCIAL INFORMATION

PART II–OTHER INFORMATION

Page Number
Item 1–Legal Proceedings	48
Item 2–Changes in Securities and Use of Proceeds	48
Item 3–Defaults Upon Senior Securities	48
Item 4–Submission of Matters to a Vote of Security Holders	48
Item 5–Other Information	48
Item 6–Exhibits and Reports on Form 8-K	50

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in thousands of Euros, except par value and number of shares)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	178,499	255,062
Restricted cash	35,471	18,352
Subscriber receivables, net of allowance for doubtful accounts of 35,875 and 52,232, respectively	69,601	95,526
Costs to be reimbursed by affiliated companies	2,955	4,054
Other receivables	30,298	40,588
Deferred financing costs, net	46,746	59,375
Prepaid expenses and other current assets	67,147	79,345

Total current assets	430,717	552,302
Marketable debt and equity securities, at fair value	31,704	12,760
Investments in and advances to affiliated companies	44,825	114,680
Property, plant and equipment, net	2,884,090	3,175,363
Goodwill, net	988,208	994,670
Other intangible assets, net	70,384	77,607
Other assets	2,407	3,635

Total assets	4,452,335	4,931,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

	June 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of 4,821 and 5,189, respectively	158,367	166,679
Accrued liabilities	248,971	281,211
Subscriber prepayments and deposits	137,703	121,749
Derivative liabilities	4,089	10,133
Short-term debt	5,243	58,363
Current portion of long-term debt	3,357,791	3,212,302

Total current liabilities not subject to compromise	3,912,164	3,850,437

Subject to compromise:
Accounts payable	36,889	36,889
Accrued liablities	329,013	351,500
Current portion of long-term debt, including related party debt of 2,180,560 and 2,358,380, respectively	4,672,594	5,043,346

Total current liabilities subject to compromise	5,038,496	5,431,735

Long-term liabilities
Not subject to compromise:
Long term debt	60,209	427,444
Deferred gain on sale of assets	150,321	150,321
Other long-term liabilities	85,605	83,999

Total long-term liabilities not subject to compromise	296,135	661,764

Guarantees, commitments and contingencies (Note 8)
Minority interests in subsidiaries	1,504	1,660

Convertible preferred stock subject to compromise:
Convertible preferred stock	1,664,689	1,664,689

Shareholders' equity (deficit)
Priority stock, EUR 0.02 par value, 300 shares authorized, issued and outstanding	–	–
Ordinary stock, EUR 0.02 par value, 1,000,000,000 shares authorized, 443,417,525 shares issued and outstanding	8,868	443,418
Additional paid-in capital	3,192,883	2,740,586
Deferred compensation	(9,061)	(16,888)
Accumulated deficit	(9,932,152)	(10,053,630)
Accumulated other comprehensive income	278,809	207,246

Total shareholders' equity (deficit)	(6,460,653)	(6,679,268)

Total liabilities and shareholders' equity (deficit)	4,452,335	4,931,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Stated in thousands of Euros, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Statements of Operations
Revenue	359,385	358,917	718,485	705,229
Operating expense(1)	(155,189)	(192,701)	(313,612)	(380,732)
Selling, general and administrative expense	(96,788)	(105,815)	(194,870)	(216,072)
Depreciation and amortization	(170,651)	(172,268)	(337,267)	(344,900)
Impairment and restructuring charges	963	(21,105)	963	(25,048)

Operating income (loss)	(62,280)	(132,972)	(126,301)	(261,523)
Interest income	1,152	10,727	4,721	16,712
Interest expense	(78,035)	(160,278)	(160,412)	(332,067)
Interest expense—related party	–	(64,658)	–	(123,074)
Foreign currency exchange gain	201,250	577,315	334,605	521,258
Gain on extinguishment of debt	–	347,207	69,364	471,718
Gain on sale of investment in affiliate to related party	25,518	–	25,518	–
Other income (expense), net	(11,394)	10,274	(14,272)	(176,666)

Income (loss) before income taxes and other items	76,211	587,615	133,223	116,358
Reorganization expense	(4,852)	–	(12,493)	–
Income tax expense, net	(703)	(2,851)	(1,191)	(1,607)
Minority interests in subsidiaries, net	(10)	126	(75)	(64)
Share in results of affiliates, net	4,509	(18,389)	2,014	(39,692)

Income (loss) before cumulative effect of change in accounting principle	75,155	566,501	121,478	74,995
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Net income (loss)	75,155	566,501	121,478	(1,423,876)

Earnings per share (Note 9):
Basic income (loss) per ordinary share before cumulative effect of change in accounting principle	0.17	1.20	0.27	0.01
Cumulative effect of change in accounting principle	–	–	–	(3.38)

Basic net income (loss)	0.17	1.20	0.27	(3.37)

Diluted income (loss) per ordinary share before cumulative effect of change in accounting principle	0.12	0.53	0.04	0.14
Cumulative effect of change in accounting principle	–	–	–	(1.94)

Diluted net income (loss)	0.12	0.53	0.04	(1.80)

Statements of Comprehensive Income
Net income (loss)	75,155	566,501	121,478	(1,423,876)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,457	56,410	44,234	12,415
Change in fair value of derivative assets	3,731	5,210	10,133	13,212
Change in unrealized gain in available-for-sale securities	14,336	(19,037)	17,196	(16,029)

Comprehensive income (loss)	117,679	609,084	193,041	(1,414,278)

(1)
Excluding depreciation and amortization, and impairment and restructuring charges shown seperately below.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(Stated in thousands of Euros, except number of shares)
(Unaudited)

	Priority Stock		Ordinary Stock
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount					Total
December 31, 2002	300	–	443,417,525	443,418	2,740,586	(16,888)	(10,053,630)	207,246	(6,679,268)
Decrease in nominal value	–	–	–	(434,550)	434,550	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	7,827	–	–	7,827
Capital contribution from subsidiary of parent	–	–	–	–	17,747	–	–	–	17,747
Net income	–	–	–	–	–	–	121,478	–	121,478
Unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	17,196	17,196
Change in fair value of derivative assets	–	–	–	–	–	–	–	10,133	10,133
Change in foreign currency translation adjustments	–	–	–	–	–	–	–	44,234	44,234

June 30, 2003	300	–	443,417,525	8,868	3,192,883	(9,061)	(9,932,152)	278,809	(6,460,653)

	June 30, 2003	December 31, 2002
	(In thousands of Euros)
Foreign currency translation adjustments	275,861	231,627
Fair value of derivative assets	–	(10,133)
Unrealized gain on available-for-sale securities	2,948	(14,248)

Total accumulated other comprehensive income	278,809	207,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of Euros)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	121,478	(1,423,876)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	337,267	344,900
Impairment and restructuring charges	(963)	25,048
Stock-based compensation	9,655	13,883
Accretion of interest	25,176	181,044
Amortization of deferred financing costs	12,588	15,576
Foreign exchange gains	(324,041)	(522,168)
Gain on extinghuisment of debt	(69,364)	(471,718)
Gain sale of investment in affiliate	(25,518)	–
Loss on derivative assets	10,221	186,675
Minority interests in subsidiaries	75	64
Share in results of affiliated companies	(2,014)	39,692
Cumulative effect of change in accounting principle	–	1,498,871
Loss on sale of assets	–	12,092
Other	2,654	16,762
Decrease in restricted cash	–	30,314
Change in receivables	50,338	36,091
Change in other current liabilities	(10,278)	(182,215)
Change in deferred taxes and other long-term liabilities	1,606	(47,346)

Net cash flows from operating activities	138,880	(246,311)

Cash flows from investing activities:
Capital expenditures	(103,085)	(172,762)
Proceeds received from the sale of assets	100,663	–
Restricted cash deposited, net	(17,119)	(12,038)
Purchase of derivatives	(9,090)	–
Derivative loan settlement	(50,975)	–
Dividends received	3,745	8,031
Acquisitions, net of cash acquired	(671)	(24,060)

Net cash flows from investing activities	(76,532)	(200,829)

Cash flows from financing activities:
Proceeds from long-term and short-term borrowings	–	10,665
Repayments of long-term and short-term borrowings	(128,348)	(44,574)

Net cash flows from financing activities	(128,348)	(33,909)

Effect of exchange rates on cash	(10,563)	8,823

Net decrease in cash and cash equivalents	(76,563)	(472,226)
Cash and cash equivalents at beginning of period	255,062	855,001

Cash and cash equivalents at end of period	178,499	382,775

Supplemental cash flow disclosures:
Cash paid for reorganization expenses	(12,511)	(11,195)

Cash paid for interest	(106,888)	(123,063)

Cash received for interest	3,432	12,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Nature of Operations

        United Pan-Europe Communications N.V. ("UPC" or the "Company"), a 53.1% owned subsidiary of UnitedGlobalCom, Inc. ("United"), was formed for the purpose of acquiring and developing multi-channel television and telecommunications systems in Europe. UPC operates broadband communications networks in 11 European countries through its three primary divisions, UPC Distribution, UPC Media and Priority Telecom. UPC Distribution provides video, telephone and internet services for residential customers, (Triple Play) and is comprised of local operating systems. UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post-production services, and thematic channels for distribution on UPC's network, third party networks and satellite direct-to-home ("DTH") platforms. Priority Telecom focuses on providing network solutions to the business customer. In 2003, as part of the ongoing realignment of the business, UPC formed an Investments Division, which manages UPC's non-consolidated investment assets. UPC continues to focus on rationalizing its investment portfolio to maximize value.

        All monetary amounts included in these notes are stated in Euros, unless indicated otherwise.

2.     Reorganization Under Bankruptcy Code

        UPC has experienced net losses since formation. On December 3, 2002, the Company filed a petition for relief under Chapter 11 (the "Chapter 11 Case") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code"), on the same date, the Company filed a pre-negotiated plan of reorganization, as modified (the "Plan"), with the United States Bankruptcy Court for the Southern District of New York. In general, the Plan provides for the transfer of shares of common stock ("New UPC common stock") of a newly formed company that will become the holding company of UPC ("New UPC") for various claims against, and equity interests in, the Company. In order to achieve fully the restructuring, including the distributions contemplated by the Plan, it was also necessary to effect the restructuring under the laws of a non-U.S. jurisdiction, i.e. Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, the Company commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law. On December 3, 2002, the Company filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) (the "District Court") under the Dutch Faillissementswet (the "Dutch Bankruptcy Code").

        Unlike the U.S. Bankruptcy Code, the Dutch Bankruptcy Code does not provide for the Akkoord to reorganize or cancel any of the equity interests, ownership interests or shares in the Company. Therefore, in order to facilitate implementation of the Plan with respect to certain of the UPC Ordinary Shares A in accordance with Dutch law, New UPC commenced an offer with respect to certain non U.S. holders of UPC Ordinary Shares A to deliver shares of New UPC common stock to such holders of UPC Ordinary Shares A in consideration for the delivery by such holders of their UPC Ordinary Shares A to New UPC (the "Dutch Implementing Offer").

        As of June 30, 2003, as a result of the Chapter 11 Case and other matters, UPC's outstanding long term debt has been classified as current liabilities and there is substantial uncertainty whether UPC's sources of capital, working capital and projected operating cash flow will be sufficient to fund the Company's expenditures and service the Company's indebtedness over the next year. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. UPC's ability to continue as a going concern is dependent on (i) the successful completion of the restructuring and (ii) UPC's ability to generate the cash flows required to enable it to recover the carrying value of the Company's assets and satisfy the Company's liabilities, in the normal course of business, at the amounts stated in the consolidated financial statements. Due to the uncertainty of UPC's ability to continue as a going concern, the Report of Independent Accountant in the audited financial statements for the year ended December 31, 2002, includes a modification in this respect. Following the successful completion of the planned restructuring, UPC believes that the Company will have sufficient sources of capital, working capital and operating cash flows to enable the Company to continue as a going concern.

Summary of Status of the Restructuring

        As of the date of the Company's filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2003, the restructuring of the Company has not been completed, but is in the final stages. The Plan has been confirmed by the U.S. Bankruptcy Court. In addition, the Akkoord has been ratified by the District Court. On March 21, 2003, Intercomm Holdings, L.L.C. ("ICH") filed an appeal against the ratification of the Akkoord by the District Court.On April 15, 2003, the Dutch Court of Appeals confirmed the judgment by the District Court. On April 23, 2003, a further appeal was filed with the Dutch Supreme Court, but the Company believes it is without merit and intends to oppose it vigorously. Both UPC and ICH have concluded the exchange of briefs in the Supreme Court proceedings. On July 11, 2003, the Dutch Attorney General delivered advice to the Supreme Court, which advice concluded that all of the grounds for the appeal are without merit and that, therefore, the appeal should be dismissed. The Supreme Court is independent of the Dutch Attorney General however, and there can be no assurance that the Supreme Court will act consistently with the advice of the Dutch Attorney General. Judgment is expected in August 2003. The Dutch Implementing Offer, which was scheduled to expire on April 24, 2003, has been extended to August 30, 2003. The Dutch Implementing Offer will become unconditional on the date the Plan becomes effective and the settlement of the Dutch Implementing Offer will occur no later than five Euronext business days after the Dutch Implementing Offer becomes unconditional. Certain amendments to UPC's Articles of Association were adopted during an Extraordinary General Meeting of its shareholders. One of the amendments was effective immediately, two amendments will become effective upon the effective date of the Plan and the remaining amendments will become effective upon the later to occur of the effective date of the Plan and the date of the delisting of the Company's Ordinary Shares A from Euronext Amsterdam. The Plan and the Akkoord are expected to become effective and the Company's restructuring complete soon after the appeal against the Akkoord is resolved. From and after the Effective Date of the Plan, the Company expects to operate its businesses and properties as a reorganized entity pursuant to the terms of the Plan. The Company's shareholders will be asked to adopt a further amendment to UPC's Articles of Association, allowing holders of UPC's Ordinary Shares C to convert their Ordinary Shares C into Ordinary Shares A on a one-for-one basis. The purpose of the proposed amendment is to facilitate the delisting of the Ordinary Shares A from the Euronext Amsterdam Stock Exchange ("Euronext"), so that the Company will not have any shares listed on a stock exchange or market. It is expected that an Extraordinary General Meeting of the Shareholders of UPC will be held on August 28, 2003 to vote upon the amendment.

        UPC believes subscriber growth has been impacted in some countries by the Company's financial restructuring; however, the Company believes the restructuring has not had a material adverse effect on its subsidiaries or its relationships with suppliers and employees.

        Upon completion of the restructuring, the Company will have substantially delevered its balance sheet, reducing its total long- and short term debt from 8.9 billion at December 3, 2002, the date it commenced the Chapter 11 case, to approximately 3.4 billion, of which approximately 3.0 billion relates to the principal amount outstanding under its bank credit facility. At the completion of the Company's restructuring, the bank facility will constitute the Company's only outstanding long-term debt.

Polish Restructuring

        On June 19, 2003 the Company's subsidiary UPC Polska Inc. ("UPC Polska"), signed a binding agreement with creditors, holding approximately 86% of the UPC Polska's total debt, in support of a judicially supervised restructuring of the balance sheet of UPC Polska. These creditors include (i) an ad-hoc committee of bondholders, which together with a creditor subsequently joining the agreement, hold approximately 75% of UPC Polska bonds, and (ii) UPC Telecom B.V. ("UPC Telecom") and Belmarken Holding B.V. ("Belmarken"), which are wholly-owned subsidiaries of UPC and together hold approximately 17% of UPC Polska's outstanding bonds and approximately $481.0 million (420.4 million) principal amount constituting substantially all of the other indebtedness of UPC Polska, as of June 30, 2003.

        If implemented under its current terms, the agreed restructuring will significantly reduce UPC Polska's indebtedness, substantially delevering UPC Polska's balance sheet. The restructuring agreement consists primarily of the following key terms:

  •
  third party bondholders (excluding UPC Telecom) will receive $80.0 million (69.9 million) in cash and $60.0 million (52.4 million) in new 9.0% Senior Notes due 2006 to be co-issued by UPC Polska and Polska Finance, Inc. ("Polska Finance"), a subsidiary of UPC Polska (the "New Senior Notes") for the exchange of approximately $373.0 million (326.0 million) in accreted value as of May 31, 2003 of their holding of UPC Polska bonds;

  •
  UPC Telecom and Belmarken will receive $15.0 million (13.1 million) in cash and 100% of the newly issued common stock of reorganized UPC Polska. in exchange for (i) all of the loans and affiliated debt of UPC Polska (other than the UPC Polska bonds) of approximately $477.2 million (417.1 million) in principal amount at May 31, 2003, plus accrued interest and (ii) all of the UPC Polska bonds held by UPC Telecom, amounting to approximately $77.0 million (67.3 million) in accreted value as of May 31, 2003; and,

  •
  Reece Communications, Inc. ("RCI") will receive in exchange for its claim under a promissory note (the "RCI Note") of $6.0 million (5.2 million) in principal amount at stated maturity a consideration per $1,000.00 of claim amount which is equal to the amount of cash and New UPC Senior Notes per $1,000.00 of claim amount payable to the holders of UPC Polska bonds (other than the owned by UPC Telecom UPC Polska bonds).

        Upon completion of the UPC Polska restructuring, the New Senior Notes would constitute the only long term debt of UPC Polska of approximately $60 million (52.4 million).

        In addition, the restructuring agreement contains an agreement by the parties (other than UPC Polska) to forbear on exercising rights and remedies relating to defaults on UPC Polska bonds and/or any other security of UPC Polska held by the parties while the restructuring agreement remains in effect.

        In order to effect the restructuring, UPC Polska filed, with the approval of its affiliated creditors and with the approval of nearly 75% of the non-affiliated holders of the Polska Notes, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 7, 2003, and filed a pre-negotiated plan of reorganization on July 8, 2003, with the United States Bankruptcy Court for the Southern District of New York. UPC Polska remains in possession of its assets and properties and continues to operate its businesses and manage its properties as a debtor-in-possession pursuant to the U.S. Bankruptcy Code and under the supervision of the U.S. Bankruptcy Court. The Chapter 11 proceeding of UPC Polska does not involve any of the operating subsidiaries of UPC Polska that hold substantially all of the assets and employee, supplier and customer contracts relating to its business. The restructuring contemplated by the agreement is subject to various closing conditions, and should be completed by the end of 2003. Upon completion of the proposed recapitalization of UPC Polska, the New Senior Notes will be the only long-term debt of UPC Polska.

3.     Basis of Presentation

Basis of Presentation

        As discussed in Note 2, the Company filed a petition for relief under Chapter 11 of the U.S Bankruptcy Code and the Company filed a plan of reorganization with the U.S. Bankruptcy Court. In order to fully achieve the planned restructuring, it was also necessary to effect the restructuring under the laws of certain non-U.S. jurisdictions, including Dutch law. Accordingly, in conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, the Company commenced a moratorium of payments and an Akkoord in The Netherlands under Dutch bankruptcy law. The U.S. petition and Dutch actions affect only the Company's itself and does not include any of the Company's subsidiaries. UPC is operating its business as a debtor-in-possession.

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting priciples, generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal cause of business. As a result of the Company's recurring losses from operations and net capital deficiency, and the Chapter 11 Case and related circumstances, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on, among other things, its ability to successfully complete the financial restructuring and maintain business and financial operations consistent with those expected in the Plan (see Note 2).

        While operating as a debtor-in-possession, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated financial statements.

        In connection with the Chapter 11 Case, the Company is required to prepare its consolidated financial statements as of June 30, 2003, in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"). In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan are segregated in the Company's consolidated balance sheet as liabilities and convertible preferred stock subject to compromise. These liabilities and the convertible preferred stock are recorded at the amounts expected to be allowed as claims in the Chapter 11 Case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the Plan. The amounts for Chapter 11 related reorganization expenses included in the consolidated debtor-in-possession statement of operations consist of professional fees of 12.5 million for the six months period ended June 30, 2003.

        Liabilities and convertible preferred stock included in the consolidated debtor-in-possession balance sheet as of June 30, 2003, which are subject to compromise under the terms of the Plan, are summarized as follows (in thousands of Euros):

	June 30, 2003	December 31, 2002
	(In thousands of Euros)
Movieco (Cinenova)	11,667	11,667
Philips	25,222	25,222

Total accounts payable	36,889	36,889

Accrued interest	329,013	351,500

July 1999 notes	1,404,014	1,513,558
October 1999 notes	964,934	1,027,625
January 2000 notes	1,484,559	1,607,706
The Exchangeable Loan	819,087	894,457

Total senior notes, senior discount notes and other debt (see Note 7)	4,672,594	5,043,346

Convertible preferred stock	1,664,689	1,664,689

Total liabilities subject to compromise	6,703,185	7,096,424

        In accordance with SOP 90-7 interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is an allowed claim. The interest expense allowed as claim is nil million both for the three and six months ended June 30, 2003, respectively. The contractual interest expense is 117.8 million and 239.9 million for the three and six months ended June 30, 2003, respectively.

        Certain prior period amounts have been reclassified to conform with current period presentation. The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 required the Company to reclassify gains and losses associated with the extinguishment of debt from extraordinary classification to other income (expense) in the accompanying condensed consolidated statements of operations.

New Accounting Principles

        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of adopting this statement.

        In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We are currently evaluating the impact of adopting this statement.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has provided pro forma disclosures of net loss as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied. SFAS 123 is amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and Amendment of FASB Statement No. 123 ("SFAS 148"). The intrinsic value method results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition, the Company, has stock-based compensation plans which are equivalent to stock appreciation rights. Accordingly, variable plan accounting is used in which compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at each financial statement date. For our plans, which follow fixed plan accounting, compensation expense and deferred compensation is recorded based on the difference between the grant price and the market value of the underlying shares at grant date. The Company has adopted the disclosure requirements of SFAS 123.

        Based upon Black-Scholes single option pricing model, the total aggregate fair value of options granted in the three and six-month period ended June 30, 2003 was nil. The amount of the total aggregate fair values is being amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 13.2 million and 24.4 million, for the three-month period ended June 30, 2003 and June 30, 2002, respectively. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was

30.5 million and 44.8 million, for the six-month period ended June 30, 2003 and June 30, 2002, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands of Euros, except per share amounts)
Basic net income (loss) attributable to common shareholders, as reported	75,155	533,489	121,478	(1,492,693)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	3,934	6,495	7,827	13,285
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(13,199)	(24,387)	(30,524)	(44,815)

Pro forma net income (loss)	65,890	515,597	98,782	(1,524,223)

Earnings per share:
Basic earnings per share—as reported	0.17	1.20	0.27	(3.37)

Basic earnings per share—pro forma	0.15	1.16	0.22	(3.44)

Diluted earnings per share—as reported	0.12	0.53	0.04	(1.80)

Diluted earnings per share—pro forma	0.10	0.52	0.02	(1.84)

4.     Dispositions

SBS

        On April 9, 2003, UPC sold six million shares of SBS to UnitedGlobalCom Europe B.V., a subsidiary of UnitedGlobalCom, Inc. ("United"), for 100 million. UPC transferred the proceeds from the sale of the SBS shares to UPC Holding B.V., which, in turn, transferred these funds to UPC Distribution Holding B.V., as part of a 125 million funding contemplated by a waiver agreement relating to the UPC Distribution Bank Facility. UPC accounted for the transaction as a sale, and a gain of 25.5 million is recorded on the income statement for the difference between UPC's book value and the readily available fair value of SBS on April 9, 2003, the date the transaction closed. The additional amount above the readily available SBS trading value on that date and the amount paid by UnitedGlobalCom Europe B.V. was 17.7 million, this is recorded as a capital contribution.

5.     Property, Plant and Equipment

	June 30, 2003	December 31, 2002
	(In thousands of Euros)
Cable distribution networks	3,460,435	3,461,209
Subscriber premises equipment and converters	913,710	890,589
DTH, MMDS and distribution facilities	87,046	87,666
IT systems, office equipment and fixtures	291,198	295,300
Buildings and leasehold improvements	136,353	144,606
Other	58,418	58,711

	4,947,160	4,938,081
Accumulated depreciation	(2,063,070)	(1,762,718)

Property, plant and equipment, net	2,884,090	3,175,363

6.     Goodwill and Other Intangible Assets

        The following table presents the movement of net goodwill during 2003:

	December 31, 2002	Acquisitions	Cumulative Translation Adjustment & Other	June 30, 2003
		(In thousands of Euros)
Distribution:
The Netherlands	610,704	–	–	610,704
Austria	133,963	–	–	133,963
Belgium	12,358	–	–	12,358
Norway	8,607	–	(1,016)	7,591
Hungary	70,517	201	(4,514)	66,204
Sweden	136,275	–	377	136,652
Other	22,246	–	(1,510)	20,736

Total	994,670	201	(6,663)	988,208

        The following table presents other intangible assets, as of June 30, 2003 and December 31, 2002:

	June 30, 2003			December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(In thousands of Euros)
License fees	113,515	(44,609)	68,906	119,158	(42,675)	76,483
Other	7,190	(5,712)	1,478	3,969	(2,845)	1,124

Total intangible assets	120,705	(50,321)	70,384	123,127	(45,520)	77,607

        The aggregate amortization expense on goodwill and other intangibles for the three months ended June 30, 2003 and 2002 was 2.6 million and 0.3 million, respectively. The aggregate amortization expense of other intangibles for the six months ended June 30, 2003 and 2002 was 6.4 million and 5.2 million, respectively. The Company's future estimated amortization expenses are as follows:

Six Months Ended December 31, 2003	5,453
Twelve Months Ended December 31, 2004	7,684
Twelve Months Ended December 31, 2005	7,460
Twelve Months Ended December 31, 2006	7,359
Twelve Months Ended December 31, 2007	7,358
Thereafter	35,070

Total	70,384

7.     Long-Term Debt

	June 30, 2003	December 31, 2002
	(In thousands of Euros)
July 1999 Notes	1,404,014	1,513,558
October 1999 Notes	964,934	1,027,625
January 2000 Notes	1,484,559	1,607,706
UPC Distribution Bank Facility	2,984,042	3,140,139
Exchangeable Loan	819,087	894,457
UPC Polska Notes	353,295	359,951
DIC Loan	–	54,438
Other	80,663	85,218

	8,090,594	8,683,092
Less current portion	(8,030,385)	(8,255,648)

Total	60,209	427,444

        Since March 3, 2002, the Company has been in default under its senior notes and senior discount notes and has received short-term waivers with respect to the UPC Distribution Bank Facility and the Exchangeable Loan. Accordingly, these borrowings have been reclassified to the current portion of long-term debt.

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss.

UPC Polska Notes

        As a result of UPC Polska's filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and expiration of waivers from subsidiaries of UPC, all of UPC Polska's long-term debt, has been classified as short-term.

8.     Guarantees, Commitments and Contingencies

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

Business sale agreements

        In connection with agreements for the sale of portions of the Company's business, including certain discontinued operations, the Company typically retained certain liabilities of a business, which relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser of its business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

        The Company is unable to estimate the maximum potential liability for these types of indemnification guarantees as the business sale agreements sometimes do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and the likelihood of which cannot be determined at this time.

        Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Lease agreements

        The Company's Digital Media Center ("DMC") sub-leases transponder capacity to a third party. Under this sublease agreement, the Company guaranteed performance criteria. These issued performance guarantees are fully matched with the guarantees received under the lease agreements between UPC and the third party.

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

        Historically, the Company has not made any significant indemnification payments under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees, as the Company does not believe such amounts are probable of occurrence.

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

        The following is a description of certain legal proceedings to which UPC or one of UPC's subsidiaries is a party. In addition, from time to time, UPC may become involved in litigation relating to claims arising out of our operations in the normal course of the Company's business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the business, results of operations, financial condition or liquidity of UPC and its subsidiaries. UPC's (but not its subsidiaries') liability under legal proceedings are subject to compromise pursuant to the Chapter 11 Case and the Akkoord. As these legal proceedings are resolved, to the extent that UPC has any liability and such liability is owed by the Company, and to the extent the Plan and Akkoord become effective, UPC will distribute shares of New UPC Common Stock as provided under the Plan and the Akkoord in satisfaction of such claim.

        On July 4, 2001, InterComm Holdings L.L.C., InterComm France CVOHA ("ICF I"), InterComm France II CVOHA ("ICF II"), and Reflex Participations ("Reflex"), collectively with ICF I and ICF II, the "ICF Party") served a demand for arbitration on UPC, UGC Holdings, Inc. ("UGC Holdings") and its subsidiaries, Belmarken and UPC France Holding B.V. The claimants allege breaches of obligations allegedly owed by UPC in connection with the ICF Party's position as a minority shareholder in Médiaréseaux S.A. The claimants seek relief in the nature of immediate acceleration of an alleged right to require UPC or an affiliate to purchase all or any of the remaining shares in Médiareséaux S.A. from the ICF Party and/or compensatory damages, but in either case for a maximum of 192 million, plus reasonable fees and costs. The ICF Party has not specified from which entity it is seeking such relief, however, UGC Holdings is not a party to any agreement with the claimants and has been dismissed from the proceedings. UPC and its affiliates, as respondents, deny these claims. UPC is vigorously defending the arbitration proceedings and has filed appropriate counter claims. The ICF Party withdrew its claims on January 31, 2003; this arbitration is however still pending as a result of the decision of UPC and its affiliates to maintain their counterclaims. The final hearing on respondents' counterclaims occurred on June 25, 2003.

UPC and its affiliates were invited to provide the arbitral tribunal and the ICF party with additional supporting evidences before August 15, 2003. On February 14, 2003, the ICF Party served a new demand for arbitration on UPC, Belmarken and UPC France Holdings B.V. in which the ICF Party filed again claims similar to those withdrawn on January 31, 2003. UPC and its affiliates have answered such new demand for arbitration on April 29, 2003 and will, again deny vigorously the merit of these claims. The Terms of Reference are currently in the process of being drawn up by the arbitrators.

        On March 21, 2003, ICH, a creditor in the Dutch moratorium proceeding appealed the District Court's ratification of the Akkoord. On April 15, 2003, the Dutch Court of Appeals confirmed the judgment by the District Court of March 13, 2003 that ratified the Akkoord. On April 23, 2003, ICH appealed the ratification of the Akkoord to the Dutch Supreme Court. UPC takes the view that the appeal before the Supreme Court is without merit. Both UPC and ICH have concluded the exchange of briefs in the Supreme Court proceedings and on July 11, 2003, the Dutch Attorney General delivered advice to the Supreme Court, which advice concluded that all of the grounds for the appeal are without merit and that, therefore, the appeal should be dismissed. The Supreme Court is independent of the Dutch Attorney General, however, and there can be no assurance that the Supreme Court will act consistently with the advice of the Dutch Attorney General. Judgment is expected in August 2003.

        A subsidiary of UPC, UPC Polska, Inc. ("UPC Polska") is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners concerning its cable carriage agreement ("Cable Agreement") and its DTH carriage agreement ("DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, UPC Polska commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to UPC Polska. Specifically, UPC Polska contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory.

        In its answer in the arbitration, HBO asserted counterclaims against UPC Polska, alleging that UPC Polska was liable for minimum guarantees under the Cable Agreement and the DTH Agreement, and also that UPC Polska was liable for an increase in minimum guarantees under the DTH Agreement, based on the fact that UPC Polska merged its DTH business with Canal+ in December 2001. UPC Polska responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) by denying that it owes any sums for an increase in minimum guarantees under the DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC contends the increase in minimum guarantees is predicated under the DTH Agreement.

        UPC Polska intends to vigorously prosecute its claims and defend against HBO's counterclaims. As of the date of filing this Quarterly Report on Form 10-Q, the case remains in arbitration. The parties have prepared the terms of reference, which includes mapping out discovery needs, timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the arbitration panel confirmed a schedule for UPC Polska's request to have the matter decided on summary judgment in which oral argument occurred on

May 29, 2003. On May 29, 2003 the tribunal assembled in New York for oral argument on the motion. The Tribunal did not award the motion and ruled that there is necessity of hearing further evidence and therefore there will be an evidentiary hearing scheduled. The case is proceeding with discovery ensuing over the course of the summer and submissions (such as witness statements, pretrial briefs and joint exhibits) due in October 2003. The evidentiary hearings are scheduled to occur in November 2003. UPC Polska is unable to predict the outcome of the arbitration process.

        In 2000, one of the Company's Dutch systems was assessed for a transfer tax on immovable property in the amount of 0.8 million for the purchase of a cable network. The Company has always regarded its cable networks as movable property and not subject to such transfer tax. The Company has appealed this tax assessment, but on June 6, 2003 the Dutch Supreme Court ruled against the Company. Therefore, the Company's Dutch systems may be assessed for taxes on similar transactions. Currently the Company cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that the Company's systems may be assessed for, although it may be substantial, being 6% of the value attributable to some of the Company's systems at the date of transfer. Because UPC owns 100% of UPC Nederland, any tax liabilities assessed against the Company's Dutch systems will be consolidated with the Company's results. The Company believes that most cable television companies and other utilities in The Netherlands could become subject to similar tax liabilities. Various interested parties therefore are currently lobbying the Dutch Government to obtain clarification on how the Government intends to deal with the consequences of the Supreme Court's ruling. There can be no assurance that such lobbying will be limiting any exposure for past or future years.

9.     Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	75,155	566,501	121,478	74,995
Accretion of Dividend on Series 1 Convertible Preferred Stock	–	(31,487)	–	(65,767)
Accretion of Discount of Series 1 Convertible Preferred Stock	–	(1,525)	–	(3,050)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	75,155	533,489	121,478	6,178
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Basic net income (loss) attributable to common stockholders	75,155	533,489	121,478	(1,492,693)

Denominator (Basic):
Basic weighted-average number of common shares outstanding	443,417,525	443,417,525	443,417,525	443,417,525

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	75,155	566,501	121,478	74,995
Reversal of gain on DIC Loan conversion	–	–	(69,364)	–
Reversal of interest accretion on DIC Loan	–	1,768	688	3,536
Accretion of exchangeable loan	–	14,557	–	29,880

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	75,155	582,826	52,802	108,411
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Diluted net income (loss) attributable to common stockholders	75,155	582,826	52,802	(1,390,460)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding	443,417,525	443,417,525	443,417,525	443,417,525
DIC Loan	–	475,554,629	634,681,465	154,249,557
Exchangeable Loan	136,797,557	131,467,986	136,797,557	129,534,938
Series 1 Convertible Preferred Stock	48,314,874	44,731,969	48,314,874	43,692,788

Diluted weighted-average number of common shares outstanding	628,529,956	1,095,172,109	1,263,211,421	770,894,808

10.   Segments and Geographic Information

        The Company is managed internally as three primary businesses, UPC Distribution, UPC Media and Priority Telecom (with the UPC Media division managing the chello broadband and programming businesses). UPC Distribution focuses on providing cable television (including digital), DTH, internet and telephone services to residential customers and is comprised of the local operating systems. UPC Media includes chello broadband, the internet access provider, and UPCtv, which provides video content and programming as well as UPC's digital products. UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post production services, and thematic channels for distribution on the Company's network, third party networks and DTH platforms. UPC has also formed an Investment Division, which manages UPC's non-consolidated investment assets. Priority Telecom is focused on providing telephone and internet services to business customers. The Company evaluates performance and allocates resources based on the results of these divisions. Adjusted EBITDA is the primary measure used by our chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. As the Company uses the term, Adjusted EBITDA represents net income before cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, income taxes, reorganization expense, other income and expense, gain on issuance of common equity securities by subsidiaries, provision for loss on investments, gain (loss) on sale of investments in affiliates and other assets, foreign currency exchange gain (loss), interest income and expense, impairment and restructuring charges, depreciation, amortization and stock-based compensation. The Company believes Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of its segments and its company on an ongoing basis using criteria that is used by its internal decision makers. The Company reconciles the total of the reportable segments' Adjusted EBITDA to its consolidated net income as presented in the accompanying condensed consolidated statements of operations, because the Company believes consolidated net income is the most directly, comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands of Euros)
Revenue
Triple Play:
The Netherlands	125,729	121,670	253,111	237,533
Austria	57,120	52,895	112,834	102,969
Belgium	6,904	6,559	13,827	13,069
Czech Republic	13,935	11,628	27,440	22,571
Norway	20,814	20,346	42,600	39,319
Hungary	36,392	32,611	73,226	64,544
France	24,702	25,011	49,469	50,550
Poland	18,803	20,066	37,823	42,000
Sweden	16,730	14,048	32,680	27,484
Other	10,119	8,948	20,232	18,251

Total Triple Play Distribution	331,248	313,782	663,242	618,290

Germany	–	11,977	–	24,468
Other	6,583	11,212	13,054	21,046

Total Distribution	337,831	336,971	676,296	663,804

Priority Telecom	27,658	30,876	54,262	62,992
UPC Media	21,581	17,860	42,252	36,375
UPC Investments	122	–	245	123
Intercompany Eliminations	(27,807)	(26,790)	(54,570)	(58,065)

Total	359,385	358,917	718,485	705,229

        A summary of the segment information by geographic area is as follows:

	Triple Play Revenues for the Three Months Ended June 30, 2003
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	68,685	–	18,727	38,317	125,729
Austria	22,979	–	13,446	20,695	57,120
Belgium	4,115	–	–	2,789	6,904
Czech Republic	7,946	3,735	163	2,091	13,935
Norway	13,935	–	3,015	3,864	20,814
Hungary	21,120	4,947	6,355	3,970	36,392
France	16,254	–	6,059	2,389	24,702
Poland	17,263	–	–	1,540	18,803
Sweden	10,389	–	–	6,341	16,730
Other	9,622	483	–	14	10,119

Total Triple Play Distribution	192,308	9,165	47,765	82,010	331,248

	Triple Play Revenues for the Three Months Ended June 30, 2002
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	66,068	–	22,910	32,692	121,670
Austria	22,537	–	13,503	16,855	52,895
Belgium	3,984	–	–	2,575	6,559
Czech Republic	7,607	2,790	201	1,030	11,628
Norway	14,145	–	2,740	3,461	20,346
Hungary	19,661	3,954	6,803	2,193	32,611
France	16,029	–	6,965	2,017	25,011
Poland	19,018	–	–	1,048	20,066
Sweden	9,598	–	–	4,450	14,048
Other	8,652	473	–	(177)	8,948

Total Triple Play Distribution	187,299	7,217	53,122	66,144	313,782

	Triple Play Revenues for the Six Months Ended June 30, 2003
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	139,007	–	37,806	76,298	253,111
Austria	45,790	–	27,267	39,777	112,834
Belgium	8,337	–	–	5,490	13,827
Czech Republic	15,698	7,468	336	3,938	27,440
Norway	28,648	–	6,045	7,907	42,600
Hungary	42,713	9,936	12,816	7,761	73,226
France	32,639	–	12,278	4,552	49,469
Poland	34,965	–	–	2,858	37,823
Sweden	20,412	–	–	12,268	32,680
Other	19,255	963	–	14	20,232

Total Triple Play Distribution	387,464	18,367	96,548	160,863	663,242

	Triple Play Revenues for the Six Months Ended June 30, 2002
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	131,876	–	43,887	61,770	237,533
Austria	44,261	–	26,319	32,389	102,969
Belgium	7,946	–	–	5,123	13,069
Czech Republic	14,872	5,515	411	1,773	22,571
Norway	27,418	–	5,194	6,707	39,319
Hungary	39,117	7,921	13,469	4,037	64,544
France	32,217	–	13,796	4,537	50,550
Poland	39,952	–	–	2,048	42,000
Sweden	18,935	–	–	8,549	27,484
Other	17,612	993	–	(354)	18,251

Total Triple Play Distribution	374,206	14,429	103,076	126,579	618,290

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA
	2003	2002	2003	2002
	(In thousands of Euros)
Triple Play:
The Netherlands	51,053	27,087	99,241	55,190
Austria	21,968	18,515	42,847	32,509
Belgium	2,570	2,100	5,223	3,908
Czech Republic	5,332	2,068	10,440	5,569
Norway	5,101	3,670	10,783	6,784
Hungary	13,740	11,688	28,735	23,157
France	1,691	(4,272)	2,761	(7,406)
Poland	7,213	4,537	12,086	7,737
Sweden	6,806	4,597	13,400	7,758
Other	4,289	2,956	8,561	5,813

Total Triple Play Distribution	119,763	72,946	234,077	141,019

Germany	–	6,691	–	12,212
Corporate	(12,532)	(16,085)	(30,393)	(30,339)
Other	4,622	4,853	9,761	10,680

Total Distribution	111,853	68,405	213,445	133,572

Priority Telecom	3,130	(1,473)	5,731	(6,149)
UPC Media	5,559	(112)	8,024	(5,687)
UPC Investments	(516)	674	(686)	572

Total	120,026	67,494	226,514	122,308

        Following is a reconciliation of Adjusted EBITDA to UPC's net income (loss) for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands of Euros)
Adjusted EBITDA	120,026	67,494	226,514	122,308
Depreciation and amortization	(170,651)	(172,268)	(337,267)	(344,900)
Impairment and restructuring charges	963	(21,105)	963	(25,048)
Stock-based compensation	(5,762)	(7,093)	(9,655)	(13,883)
Loss on disposal of Poland DTH business	(6,856)	–	(6,856)	–

Operating income (loss)	(62,280)	(132,972)	(126,301)	(261,523)
Interest income	1,152	10,727	4,721	16,712
Interest expense	(78,035)	(224,936)	(160,412)	(455,141)
Foreign currency exchange gain	201,250	577,315	334,605	521,258
Gain on extinguishment of debt	–	347,207	69,364	471,718
Gain on sale of investment in affiliate to related party	25,518	–	25,518	–
Other income (expense), net	(11,394)	10,274	(14,272)	(176,666)

Income (loss) before income taxes and other items	76,211	587,615	133,223	116,358
Reorganization expenses	(4,852)	–	(12,493)	–
Income tax expense, net	(703)	(2,851)	(1,191)	(1,607)
Minority interests in subsidiaries, net	(10)	126	(75)	(64)
Share in results of affiliates, net	4,509	(18,389)	2,014	(39,692)

Income (loss) before cumulative effect of chance in accounting principle	75,155	566,501	121,478	74,995
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Net income (loss)	75,155	566,501	121,478	(1,423,876)

	Total Assets
	June 30, 2003	December 31, 2002
	(In thousands of Euros)
Corporate and UPC Investments	302,550	542,113
UPC Media	71,600	69,253
Priority Telecom	223,619	249,412
Distribution:
The Netherlands	1,755,129	1,798,320
Austria	416,939	430,027
Belgium	40,467	42,422
Czech Republic	117,557	121,881
Norway	200,406	238,397
Hungary	286,759	327,667
France	545,592	580,956
Poland	213,151	233,969
Sweden	219,261	226,807
Other	59,305	69,793

Total	4,452,335	4,931,017

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

        The following table summarizes these costs by type and related segment of the business as per June 30, 2003.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination Costs	Asset Disposal Losses and Other Costs	Total Impairment and Restructuring Charges
	(In thousands of Euros)
Impairment and restructuring liability, December 31, 2002	18,545	13,550	35,184	4,195	71,474

Total impairment and restructuring charges (releases) for the six months ended June 30, 2003	(963)	–	–	–	(963)
Cash paid during six months ended June 30, 2003	(7,195)	(3,398)	(2,061)	(1,045)	(13,699)
Non-cash release of restructuring liability	–	–	(435)	–	(435)
Cumulative translation adjustment & other	(143)	(520)	(2,130)	(9)	(2,802)

Impairment and restructuring liability, June 30, 2003	10,244	9,632	30,558	3,141	53,575

Short-term portion impairment and restructuring liability	4,678	4,508	887	3,090	13,163
Long-term portion impairment and restructuring liability	5,566	5,124	29,671	51	40,412

Impairment and restructuring liability, June 30, 2003	10,244	9,632	30,558	3,141	53,575

12.   Related Party Transactions

        In 2002, a subsidiary of UPC entered into a contract with Spinhalf Ltd. for the provision of network services. This company is owned by a family member of UPC's Chief Executive Officer. The value of the contracted services to date is approximately 7 million.

13.   Subsequent Events

        Certain subsequent events are described in Note 2 "Reorganization Under Bankruptcy Code" in the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We caution you that the following discussion contains, in addition to historical information, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs, as well as on assumptions made by and information currently available to management. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. All statements other than statements of historical fact included herein may constitute forward-looking statements. In addition, when we use the words "may", "will", "expects", "intends", "estimates", "anticipates", "believes", "plans", "seeks" or "continues" or the negative thereof or similar expressions herein, we intend to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, national and international economic and market conditions, competitive activities or other business conditions, and customer reception of our existing and future services. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, potential restructuring of our subsidiaries' capital structure, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Investors should be aware that the video, telephone and Internet access services industries are changing rapidly, and, therefore, the forward-looking statements and statements of expectations, plans and intent herein are subject to a greater degree of risk than similar statements regarding certain companies involved in other industries.

        Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among other things, whether we and/or some of our subsidiaries will continue as going concerns, changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of new technology, programming alternatives and new video services that we may offer. They also include our subscribers' acceptance of our newer digital video, telephone and internet access services, our ability to manage and grow our newer digital video, telephone and internet access services, our ability to secure adequate capital to fund other system growth and development and planned acquisitions, our ability to successfully close proposed transactions and restructurings, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venture partners. We and certain of our subsidiaries are in breach of covenants with respect to our and their indebtedness, have filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and foreign moratorium laws and/or are planning to restructure our and their capital structure. The outcome of the breaches of covenants, the Chapter 11 bankruptcy proceedings and restructurings is uncertain and subject to many factors outside of our control, including whether creditors accept such proposed restructurings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our discussion of these factors. Other than as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. We caution you, however, that this list of risk factors and other cautionary language contained herein may not be exhaustive.

        The following discussion and analysis of financial condition and results of operations covers the three and six month periods ended June 30, 2003, and 2002, respectively, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise. All capitalized terms used and not otherwise defined in Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations have the meanings given to them in Notes to the Consolidated Financial Statements contained in Part I—Financial Statements of this Quarterly Report on Form 10-Q.

Risks, Uncertainties and Liquidity

        For a detailed discussion on certain of our risks, uncertainties and liquidity, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Description of Business

        The Company is managed internally as three primary businesses, UPC Distribution, UPC Media and Priority Telecom (with the UPC Media division managing the chello broadband and programming businesses). UPC Distribution focuses on providing cable television (including digital), DTH, internet and telephone services to residential customers and is comprised of the local operating systems. UPC Media includes chello broadband, the internet access provider, and UPCtv, which provides video content and programming as well as UPC's digital products. UPC Media provides broadband internet and interactive digital products and services, transactional television services such as pay per view movies, digital broadcast and post production services, and thematic channels for distribution on our network, third party networks and DTH platforms. We have also formed an Investment Division, which manages UPC's non-consolidated investment assets. Priority Telecom is focused on providing telephone and internet services to business customers. We evaluate performance and allocate resources based on the results of these divisions.

Results of Operations

Revenue

        The following tables provide revenue detail for our operating segments for the three and six months ended June 30, 2003 and 2002.

	Revenue
	Three Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros)
Triple Play Distribution	331,248	313,782	17,466	5.6%
Germany(1)	–	11,977	(11,977)	–100.0%
Other	6,583	11,212	(4,629)	–41.3%

Total Distribution	337,831	336,971	860	0.3%
Priority Telecom	27,658	30,876	(3,218)	–10.4%
UPC Media	21,581	17,860	3,721	20.8%
UPC Investment	122	–	122	n.a
Intercompany Eliminations(2)	(27,807)	(26,790)	(1,017)	3.8%

Total	359,385	358,917	468	0.1%

	Revenue
	Six Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros)
Triple Play Distribution	663,242	618,290	44,952	7.3%
Germany(1)	–	24,468	(24,468)	–100.0%
Other	13,054	21,046	(7,992)	–38.0%

Total Distribution	676,296	663,804	12,492	1.9%
Priority Telecom	54,262	62,992	(8,730)	–13.9%
UPC Media	42,252	36,375	5,877	16.2%
UPC Investment	245	123	122	99.2%
Intercompany Eliminations(2)	(54,570)	(58,065)	3,495	–6.0%

Total	718,485	705,229	13,256	1.9%

(1)
As of August 1, 2002 Germany (EWT/TSS) is a non-consolidated company

(2)
Intercompany eliminations are the eliminations of intercompany revenues with UPC Media and network revenues

        UPC Distribution.    The movement in revenue from UPC Distribution for the three and six months ended June 30, 2003 is attributable to:

  •
  an increase of 165,300 (2.1%) in consolidated revenue generating units, or "RGU's", to 8,074,400 from 7,909,100 as per June 30, 2003 and 2002, respectively;

  •
  an increase of 0.41 (3.1%) in the average monthly revenue per RGU to 13.68 from 13.27 for the three months ended June 30, 2003 and 2002, respectively, and an increase of 0.59 (4.5%) in the average monthly revenue per RGU to 13.72 from 13.13 for the six months ended June 30, 2003 and 2002, respectively;

  •
  an increase in cable television and digital revenue due to improved average revenue per unit, respectively;

  •
  a decrease in telephony revenue due to a slight decrease in average revenue per unit combined with a decrease of 5,500 (-1.2%) in the number of consolidated telephony subscribers to 459,200 from 464,700 as per June 30, 2003 and 2002, respectively;

  •
  an increase in internet revenue due to improved average revenue per unit and an increase of 130,400 (22.0%) in the number of consolidated internet subscribers to 723,300 from 592,900 as per June 30, 2003 and 2002, respectively;

  •
  the elimination of Germany revenue due to the deconsolidation of Germany effective August 1, 2002;

  •
  an increase in DTH revenue due to an increase of 40,600 (35.7%) in the number of consolidated DTH subscribers to 154,200 from 113,600 as per June 30, 2003 and 2002, respectively; and

  •
  a decrease in Other revenue due to a reduction in the amount of services provided to Priority Telecom by UPC Distribution.

        Priority Telecom.    The movement in revenue from Priority Telecom for the three and six months ended June 30, 2003 is attributable to:

  •
  a loss of revenue from discontinued terminating interconnect revenues;

  •
  price erosion and customer cancellations in a continuing weak wholesale market; and

  •
  the revenue rationalization during 2002, whereby low margin or high price erosion and credit risk customer contracts were reduced or even eliminated.

        UPC Media.    The movement in revenue from UPC Media for the three and six months ended June 30, 2003 is mainly attributable to an increase of 130,400 (22.0%) in the number of internet subscribers to 723,300 from 592,900 as per June 30, 2003 and 2002, respectively.

Operating Expenses

        Operating expenses include direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, programming, content and franchise fees.

The following table shows the operating expenses for three and six months ended June 30, 2003 and 2002, respectively.

	Operating Expenses
	Three Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros)
Distribution excluding Germany	155,338	173,612	(18,274)	–10.5%
Germany(1)	–	5,881	(5,881)	–100.0%

Total Distribution	155,338	179,493	(24,155)	–13.5%
Priority Telecom	17,986	25,347	(7,361)	–29.0%
UPC Media	7,357	10,791	(3,434)	–31.8%
UPC Investments	–	–	–	0.0%
Intercompany Eliminations	(25,492)	(22,930)	(2,562)	11.2%

Total	155,189	192,701	(37,512)	–19.5%

	Operating Expenses
	Six Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros)
Distribution excluding Germany	316,665	346,887	(30,222)	–8.7%
Germany(1)	–	11,121	(11,121)	–100.0%

Total Distribution	316,665	358,008	(41,343)	–11.5%
Priority Telecom	33,044	49,842	(16,798)	–33.7%
UPC Media	14,263	23,175	(8,912)	–38.5%
UPC Investments	–	–	–	0.0%
Intercompany Eliminations	(50,360)	(50,293)	(67)	0.1%

Total	313,612	380,732	(67,120)	–17.6%

(1)
As of August 1, 2002 Germany (EWT/TSS) is a non-consolidated company.

        The movement in operating expenses for the three and six months ended June 30, 2003 is attributable to:

  •
  a decrease in UPC Distribution's operating expenses (excluding Germany) due to continued improvement in operational cost control through restructuring activities and other initiatives;

  •
  the elimination of operating expenses from Germany due to the deconsolidation of Germany effective August 1, 2002;

  •
  a decrease in Priority Telecom's operating expenses due to cost controls and renegotiated agreements with UPC; and

  •
  a decrease in UPC Media's operating expenses due to cost controls and the cessation and liquidation of certain unprofitable channels.

Selling, General & Administrative Expenses

        Selling, general and administrative expenses ("SG&A expenses") include costs relating to human resources, IT, general services, management, finance, legal, and marketing. SG&A expenses also include stock-based compensation charges.

	Selling, General & Administrative expenses
	Three Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros)
Distribution excluding Germany	70,560	86,376	(15,816)	–18.3%
Germany(1)	–	1,669	(1,669)	–100.0%

Total Distribution	70,560	88,045	(17,485)	–19.9%
Priority Telecom	6,541	7,002	(461)	6.6%
UPC Media	8,666	7,181	1,485	20.7%
UPC Investments	393	354	39	11.1%
Stock-based compensation	5,762	7,093	(1,331)	–18.8%
Loss on disposal of Poland DTH business	6,856	–	6,856	n.a.
Intercompany Eliminations	(1,990)	(3,860)	1,870	48.4%

Total	96,788	105,815	(9,027)	–8.5%

	Selling, General & Administrative expenses
	Six Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros)
Distribution excluding Germany	146,254	167,798	(21,544)	–12.8%
Germany(1)	–	3,399	(3,399)	–100.0%

Total Distribution	146,254	171,197	(24,943)	–14.6%
Priority Telecom	15,487	19,299	(3,812)	–19.8%
UPC Media	19,966	18,886	1,080	5.7%
UPC Investments	686	579	107	18.5%
Stock-based compensation	9,655	13,883	(4,228)	–30.5%
Loss on disposal of Poland DTH business	6,856	–	6,856	n.a.
Intercompany Eliminations	(4,034)	(7,772)	3,738	48.1%

Total	194,870	216,072	(21,202)	–9.8%

(1)
As of August 1, 2002 Germany (EWT/TSS) is a non-consolidated company.

        The movement in selling, general and administrative expenses for the three and six months ended June 30, 2003 is attributable to:

  •
  a decrease in UPC Distribution's SG&A expenses (excluding Germany) due to continued improvement in operational cost control through restructuring activities and other cost cutting initiatives;

  •
  the elimination of SG&A expenses from Germany due to the deconsolidation of Germany effective August 1, 2002;

  •
  a decrease in Priority Telecom's SG&A expenses is primarily due to cost controls and reductions of personnel related expenses;

  •
  an increase in UPC Media's SG&A expenses primarily due to increased marketing costs; and

  •
  a decrease in stock-based compensation expense, which is mainly due to cancellations of regular options.

  •
  an increase in cost resulting from the accrued costs in relation to ongoing litigations (see Note 8, "Guarantees, Commitments and Contingencies").

Adjusted EBITDA

        Adjusted EBITDA increased for the three months and six months ended June 30, 2003 primarily due to increased revenues, improved gross margin and continued cost control across all our operating segments. The following tables provide Adjusted EBITDA detail for our operating segments.

	Adjusted EBITDA
	Three Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros, unaudited)
Triple Play Distribution	119,763	72,946	46,817	64.2%
Germany(1)	–	6,691	(6,691)	–100.0%
Corporate	(12,532)	(16,085)	3,553	22.1%
Other	4,622	4,853	(231)	–4.8%

Total Distribution	111,853	68,405	43,448	63.5%

Priority Telecom	3,130	(1,473)	4,603	312.5%
UPC Media	5,559	(112)	5,671	5,063.4%
UPC Investments	(516)	674	(1,190)	–176.6%

Total	120,026	67,494	52,532	77.8%

	Adjusted EBITDA
	Six Months Ended June 30,		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros, unaudited)
Triple Play Distribution	234,077	141,019	93,058	66.0%
Germany(1)	–	12,212	(12,212)	–100.0%
Corporate	(30,393)	(30,339)	(54)	–0.2%
Other	9,761	10,680	(919)	–8.6%

Total Distribution	213,445	133,572	79,873	59.8%

Priority Telecom	5,731	(6,149)	11,880	193.2%
UPC Media	8,024	(5,687)	13,711	241.1%
UPC Investments	(686)	572	(1,258)	–219.9%

Total	226,514	122,308	104,206	85.2%

(1)
As of August 1, 2002 Germany (EWT/TSS) is a non-consolidated company.

        UPC Distribution.    The movement in Adjusted EBITDA from UPC Distribution for the three and six months ended June 30, 2003 is attributable to:

  •
  successfully driving higher service penetration within existing customers, improving economies of scale, and increased average revenue per unit;

  •
  improved gross margins through continued negotiations with major vendors; and

  •
  cost reduction and control through continued improvements in processes and systems together with significant organizational rationalization.

        Priority Telecom.    The movement in Adjusted EBITDA from Priority Telecom for the three and six months ended June 30, 2003 is attributable to:

  •
  a shift in focus towards high margin, direct business customer contracts;

  •
  the cessation of operations in non-profitable countries; and

  •
  strong cost control procedures that have been put into place to reduce operating expenses.

        UPC Media.    The movement in Adjusted EBITDA from UPC Media for the three and six months ended June 30, 2003 is mainly attributable to:

  •
  continued focus on profitable revenue growth, cost control and cost reduction across all expense lines within the UPC Media division and closure of channels; and

  •
  cessation and liquidation of certain unprofitable channels in the period.

        Please refer to our segment information in the accompanying footnotes to the unaudited condensed financial statements for a definition of Adjusted EBITDA and a reconciliation of total segment Adjusted EBITDA to consolidated net income.

Depreciation and Amortization

        Depreciation and amortization expense decreased 1.6 million (–0.9%) to 170.7 million from 172.3 million for the three months ended June 30, 2003 and 2002, respectively. Depreciation and amortization expense decreased 7.6 million (–2.2%) to 337.3 million from 344.9 million for the six months ended June 30, 2003 and 2002, respectively. The decreases are mainly attributable to the deconsolidation of UPC Germany effective August 1, 2002.

Interest Income

        Interest income decreased 9.6 million (–89.3%) to 1.2 million from 10.7 million for the three months ended June 30, 2003 and 2002, respectively. Interest income decreased 12.0 million (–71.8%) to 4.7 million from 16.7 million for the six months ended June 30, 2003 and 2002, respectively. The decreases are mainly attributable to the decrease in cash balances.

Interest Expense

        Interest expense (including related party) decreased 146.9 million (–65.3%) to 78.0 million from 224.9 million for the three months ended June 30, 2003 and 2002, respectively. Interest expense (including related party) decreased 294.7 million (–64.8%) to 160.4 million from 455.1 million for the six months ended June 30, 2003 and 2002, respectively. The decreases are mainly attributable to the cessation of accreting interest in accordance with SOP 90-7 (as defined below) on our senior discount notes on

December 3, 2002 when we filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In addition, the decrease in interest expense is attributable to an increase of the euro against the U.S. dollar.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands of Euros, unaudited)
Cash Current Pay:
Bank	(56,199)	(66,167)	(122,648)	(128,782)
Senior Notes	–	(55,484)	–	(127,731)

	(56,199)	(121,651)	(122,648)	(256,513)

Non-Cash Accretion:
Discount Notes	(12,483)	(78,077)	(25,176)	(153,172)
Exchangeable Loan	–	(14,557)	–	(29,880)
Deferred Financing	(9,353)	(10,650)	(12,588)	(15,576)

	(21,836)	(103,284)	(37,764)	(198,628)

Total Interest Expense	(78,035)	(224,935)	(160,412)	(455,141)

        The recapitalization process is expected to be completed during 2003. If there is completion of the recapitalization, our senior notes, senior discount notes and other claims would be exchanged for equity in New UPC. See Note 3 of the Company's Unaudited condensed consolidated financial statements captured in this Quarterly Report on Form 10-Q

Foreign Currency Exchange Gain

        Foreign currency exchange gain decreased 376.1 million (–65.1%) to 201.3 million from 577.3 million, for the three months ended June 30, 2003 and 2002, respectively. Foreign currency exchange gain decreased 186.7 million (–35.8%) to 334.6 million from 521.3 million for the six months ended June 30, 2003 and 2002, respectively. These gains during both 2003 and 2002 are primarily a result of a significant foreign exchange gain on our dollar denominated senior notes and our Exchangeable Loan as the euro strengthened against the U.S. dollar. Consequently, the decrease is mainly attributable to the difference in revaluation of the euro against the U.S. dollar during these periods.

Gain on Extinguishment of Debt

        The gain on extinguishment of debt for the six months ended June 30, 2003 relates to the gain on the Tevel transaction, recognized during the three months ended March 31, 2003. The gain on extinguishment of debt for the six months ended June 30, 2002 relates to the gain on the unwinding of certain cross currency swap agreements for 347.2 million, recognized during the three months ended June 30, 2002, and the gain on the restructuring and cancellation of costs associated with certain vendor contracts of Priority Telecom for 124.5 million, recognized during the three months ended March 31, 2002.

Gain on Sale of Investments to Related Party

        On April 9, 2003 we sold our investment in SBS to UnitedGlobalCom Europe B.V. for 100 million. As a result of the sale, we recognized a gain on sale of investments to related party of 25.5 million.

Other Income and Expense

        Other income and expense decreased 21.7 million to an expense of 11.4 million from an income of 10.3 million for the three months ended June 30, 2003 and 2002, respectively. Other income and expense decreased 162.4 million (–91.9%) to an expense of 14.3 million from an expense of 176.7 million for the six months ended June 30, 2003 and 2002, respectively. Other income and expense primarily relates to the mark-to-market valuations of our cross currency and interest rate derivative contracts from period to period. Consequently, the movement is mainly attributable to the number of derivatives held by us, and the change in the underlying exchange rate and interest variables.

Reorganization Expenses, Net

        In connection with the Chapter 11 Case, we are required to prepare our consolidated financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The reorganization expenses for the three and six months ended June 30, 2003 included professional fees of 4.9 million and 12.5 million, respectively.

Share in Results of Affiliated Companies, Net

        Share in result of affiliated companies increased 22.9 million to a gain of 4.5 million from a loss of 18.4 million for the three months ended June 30, 2003 and 2002, respectively. Share in result of affiliated companies increased 41.7 million to a gain of 2.0 million from a loss of 39.7 million for the six months ended June 30, 2003 and 2002, respectively. This increase is mainly attributable to:

  •
  our investment in PrimaCom, that we wrote off as per June 30, 2002 and, consequently on which no more losses were recorded; and

  •
  our investment in SBS, which showed improved financial results during the first three months of 2003, and which we sold on April 9, 2003.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The adoption of SFAS 142 on January 1, 2002, resulted in a cumulative decrease of income of 1,498.9 million and a cumulative decrease of net goodwill of 1,498.9 million during the six months period ended June 30, 2002. The amount of net loss as shown for the six month period ended June 30, 2002 has been restated to include the effect of adoption of SFAS 142 of January 1, 2002. The following table represents the cumulative effect of change in accounting principle by reporting unit:

For the Six Months Ended June 30, 2002
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

  •
  proceeds raised from the May 2001 Exchangeable Loan entered into by our wholly-owned subsidiary, Belmarken Holding B.V.; and

  •
  operating cash flow and working capital.

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

        In the remainder of 2003 and thereafter, we anticipate that the sources of capital possibly available to us will include working capital and operating cash flows, proceeds from the disposal of non-core investments, further internal reorganization and alignment of businesses, draw downs under the UPC Distribution Bank Facility and vendor financing. We do not anticipate access to the capital markets as a source of funding unless we are able to restructure our existing indebtedness. If we are able to complete our planned recapitalization satisfactorily and are able to implement a rationalization of our non-core investments and continue to improve our operating performance, we believe that our existing cash balances, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations as a going concern. Should our planned debt restructuring, or the investment rationalization program be unsuccessful, or should our planned recapitalization be unsuccessful and our operating results fall behind our current business plan, there will be uncertainty whether we have sufficient funds to meet our planned capital expenditures and/or existing debt commitments and it will be doubtful whether we will be able to continue as a going concern.

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

Sources of Capital

        We had approximately 178.5 million of cash and cash equivalents on hand as of June 30, 2003. Our ability to access our borrowing capacity at the holding company and subsidiary level was restricted or eliminated as a result of the payment defaults under our senior notes in the first twelve months of 2002 and the first quarter of 2003. To date, our principal sources of capital have been debt and equity capital raised at our holding company level and debt securities and bank debt issued or borrowed by subsidiaries. As of the date of the filing, we have no restrictions to make additional drawings under the UPC Distribution Bank Facility.

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

Statements of Cash Flows

        As of June 30, 2003 we had cash and cash equivalents of 178.5 million, a decrease of 76.6 million from 255.1 million as of December 31, 2002. As of June 30, 2002 we had cash and cash equivalents of 382.8 million, a decrease of 472.2 million from 855.0 million as December 31, 2001.

	For the Six Months Ended June 30,
	2003	2002
	(In thousands of Euros)
Cash flows from operating activities	138,880	(246,311)
Cash flows from investing activities	(76,532)	(200,829)
Cash flows from financing activities	(128,348)	(33,909)
Effect of exchange rates on cash	(10,563)	8,823

Net decrease in cash and cash equivalents	(76,563)	(472,226)
Cash and cash equivalents at beginning of period	255,062	855,001

Cash and cash equivalents at end of period	178,499	382,775

For the six months ended June 30, 2003

        Principal sources of cash during the six month period ended June 30, 2003 included 138.9 million from operating activities, 100.7 million of proceeds from the sale of assets, and 3.7 million of dividends received.

        Principal uses of cash during the six month period ended June 30, 2003 included 128.3 million for repayment of long- and short-term debt facilities, 103.1 million of capital expenditures, 51 million for the settlement of a derivative loan, 17.1 million for restricted cash deposited, and 9.1 million for the purchase of derivatives.

For the six months ended June 30, 2002

        Principal sources of cash during the six-month period ended June 30, 2002 included 8.0 million of dividends received and proceeds of 10.7 million from long- and short-term debt facilities.

        Principal uses of cash during the six month period ended June 30, 2002 included 246.3 million for operating activities, 172.8 million for capital expenditures, 24.1 million for acquisitions, 44.6 million for the repayment of long- and short-term debt facilities and 12.0 million for restricted cash deposited.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Investment Portfolio

        As of June 30, 2003, we had cash and cash equivalents of approximately 178.5 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union). Additionally we hold certain investments in marketable debt and equity securities which are subject to stock price fluctuations. To date we have not experienced any material losses with respect to our investment portfolio.

Credit Risk

        We monitor the financial risk of our trade counter parties. Subject to a materiality test, new vendors go through a credit check before a contract is awarded. Periodical financial analyses are made of a group of vendors that provide material proprietary services or products. As of June 30, 2003, we believe our portfolio of these vendors as a whole meets our internal criteria for acceptability.

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

        Cash flows from our operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

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

        The table below provides information about UPC's and its consolidated subsidiaries' foreign currency risk for cash, which is denominated in foreign currencies outside of the European Monetary Union as of June 30, 2003. The information is presented in Euro equivalents, as the Euro is our reporting currency.

	Amount Outstanding as of June 30, 2003
	Book Value	Fair Value
	(In thousands of Euros)
Cash and Cash Equivalents
USD Cash	90,209	90,209

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

        For descriptions of our senior notes, senior discount notes and the Exchangeable Loan we refer to Note 8 of our audited consolidated financial statements for the year ended December 31, 2002, as included in our Annual Report on Form 10-K for such year. The interest rates of the notes are included in the interest rate sensitivity tables to which we refer.

        The table below provides information about our foreign currency exchange risk for debt, which is denominated in foreign currencies outside of the European Monetary Union as of June 30, 2003, including cash flows, based on the expected repayment date and related weighted-average interest rates for debt. The instruments' actual cash flows are denominated in foreign currency. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the six months ended June 30, 2003. Contractual maturities of the indebtedness differ from the information shown in the tables.

	Amount Outstanding as of June 30, 2003		Expected Repayment as of June 30, 2003
	Book Value	Fair Value	2003	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Dollar Denominated Facilities
UPC Senior Notes due 2009(1)	665,771	143,141	665,771	–	–	–	–	–
UPC Senior Notes due 2007(1)	148,517	30,632	148,517	–	–	–	–	–
UPC Senior Notes due 2009(1)	208,284	43,740	208,284	–	–	–	–	–
UPC Senior Notes due 2010(1)	199,556	42,905	199,556	–	–	–	–	–
UPC Senior Discount Notes due 2009(1)	525,186	96,370	525,186	–	–	–	–	–
UPC Senior Discount Notes due 2009(1)	324,783	59,810	324,783	–	–	–	–	–
UPC Senior Discount Notes due 2010(1)	644,992	118,230	644,992	–	–	–	–	–
UPC Senior Notes due 2010(1)	494,263	106,267	494,263	–	–	–	–	–
PCI Notes	12,682	12,682	12,682	–	–	–	–	–
UPC Polska 1998 Senior Discount Notes	173,018	62,783	173,018	–	–	–	–	–
UPC Polska 1999 Senior Discount Notes	161,288	59,763	161,288	–	–	–	–	–
UPC Polska 1999 Series C Senior Discount Notes	18,989	9,598	18,989	–	–	–	–	–
Exchangeable Loan(1)	819,087	819,087	819,087	–	–	–	–	–

(1)
These senior notes, senior discount notes and the Exchangeable Loan are subject to compromise as of June 30, 2003. We refer to Note 2 "Reorganization Under Bankruptcy Code" to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

        For descriptions of our senior notes, senior discount notes and the Exchangeable Loan we refer to Note 8 of our audited consolidated financial statements for the year ended December 31, 2002, as included in our Annual Report on Form 10-K for such year.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2003, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the six months ended June 30, 2003. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of June 30, 2003		Expected Repayment as of June 30,
	Book Value	Fair Value	2003	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Fixed and Variable Rate Facilities
Fixed rate UPC Senior Notes due 2009(1)	665,771	143,141	665,771	–	–	–	–	–
Average interest rate	10.875%	164.900%
Fixed rate UPC Senior Notes due 2007(1)	69,166	12,969	69,166	–	–	–	–	–
Average interest rate	10.875%	139.990%
Fixed rate UPC Senior Notes due 2009(1)	69,774	13,083	69,774	–	–	–	–	–
Average interest rate	11.250%	134.800%
Fixed rate UPC Senior Notes due 2009(1)	213,057	40,481	213,057	–	–	–	–	–
Average interest rate	10.875%	164.900%
Fixed rate UPC Senior Discount Notes due 2009(1)	525,186	96,370	525,186	–	–	–	–	–
Average interest rate	12.500%	93.710%
Fixed rate UPC Senior Discount Notes due 2009(1)	144,410	17,097	144,410	–	–	–	–	–
Average interest rate	13.375%	88.600%
Fixed rate UPC Senior Discount Notes due 2009(1)	324,783	59,810	324,783	–	–	–	–	–
Average interest rate	13.375%	88.600%
Fixed rate UPC Senior Notes due 2007(1)	148,517	30,632	148,517	–	–	–	–	–
Average interest rate	10.875%	139.990%
Fixed rate UPC Senior Notes due 2009(1)	208,284	43,740	208,284	–	–	–	–	–
Average interest rate	11.250%	134.800%
Fixed rate UPC Senior Discount Notes due 2010(1)	644,992	118,230	644,992	–	–	–	–	–
Average interest rate	13.750%	83.010%
Fixed rate UPC Senior Notes due 2010(1)	199,556	42,905	199,556	–	–	–	–	–
Average interest rate	11.500%	172.590%
Fixed rate UPC Senior Notes due 2010(1)	494,263	106,267	494,263	–	–	–	–	–
Average interest rate	11.250%	169.690%
Fixed rate UPC Senior Notes due 2010(1)	145,748	27,692	145,748	–	–	–	–	–
Average interest rate	11.250%	169.690%
Fixed rate PCI Notes	12,682	12,682	12,682	–	–	–	–	–
Average interest rate	9.875%	9.875%
Fixed rate UPC Polska 1998 Senior Discount Notes	173,018	62,783	173,018	–	–	–	–	–
Average interest rate	14.500%	87.538%
Fixed rate UPC Polska 1999 Senior Discount Notes	161,288	59,763	161,288	–	–	–	–	–
Average interest rate	14.500%	87.538%
Fixed rate UPC Polska 1999 Series C Senior Discount Notes	18,989	9,598	18,989	–	–	–	–	–
Average interest rate	7.000%	42.260%
Fixed rate Exchangeable Loan(1)	819,087	819,087	819,087	–	–	–	–	–
Average interest rate	6.000%	6.000%
Variable rate UPC Distribution Bank Facility	2,984,042	2,984,042	2,984,042	–	–	–	–	–
EURIBOR/USDLIBOR + 0.75%–4%
Average interest rate	8.060%	8.060%
Capital lease obligations	51,776	51,776	2,328	2,648	2,720	2,953	3,214	37,913
Average interest rate	Various	Various
Other debt	16,205	16,205	5,444	6,253	957	682	623	2,246
Average interest rate	Various	Various

Total debt	8,090,594	4,768,353	8,030,385	8,901	3,677	3,635	3,837	40,159

Short term debt			5,243	–	–	–	–	–
Operating leases			48,134	36,148	24,854	18,969	14,432	32,075
Purchase commitments			47,748	12,044	692	2,156	65	2
Other long term obligations			79,495	43,232	39,550	32,400	14,394	53,652

Total commitments and short term debt			180,620	91,424	65,096	53,545	28,891	85,729

Total debt and commitments			8,211,005	100,325	68,773	57,180	32,728	125,888

(1)
These senior notes and senior discount notes and the Exchangeable Loan are subject to compromise. We refer to Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Prices

        As of June 30, 2003, we are exposed to equity price fluctuations related to our investments in equity securities. We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity

Method of Accounting for Investment in Common Stock ("APB 18") and Securities and Exchange Commission Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equitable Securities. Under APB 18, a loss in value of an investment accounted for under the equity method, which is other than a temporary decline, should be recognized as a realized loss, establishing a new carrying value for the investment. Factors we consider in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and the intent and ability of us to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.

	Number of Shares	Fair Value June 30, 2003
	(In thousands of Euros, except share amounts)
United	5,569,240	24,827
PrimaCom AG	4,948,039	2,573
Sorrento	1,561,081	3,616

        As of June 30, 2003, we are also exposed to equity price fluctuations related to our debt that is convertible into our ordinary shares. The table below provides information about our convertible debt, including expected cash flows and related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the six months ended June 30, 2003. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of June 30, 2003
			Expected Repayment as of June 30,
Convertible Debt	Book Value
		Fair Value	2003	2004
	(In thousands of Euros)
Exchangeable Loan(1)	819,087	819,087	819,087	–
6.0% per annum

(1)
The Exchangeable Loan is subject to compromise. We refer to Note 2 "Reorganization Under Bankruptcy Code" of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cross-Currency and Interest Rate Swaps

        We entered into an interest rate swap in respect of 1,725 million of the UPC Distribution Bank Facility to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003. This swap qualifies as an accounting cash flow hedge as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity. As per April 15, 2003, the interest rate swap expired and ceased to exist. In the first quarter of 2003, we have bought protection on the interest rate exposure on the Euro denominated bank indebtedness for 2003 and 2004. As a result, EURIBOR (without the applicable margin) is capped at 3% for an amount totaling 2.7 billion. The changes in fair value of these caps are recorded through other income in the consolidated statement of operations. In June 2003, we entered into a cross currency swap and interest rate swap pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005.

        The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

  The Company's management team continues to review the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), and the effectiveness of those disclosure controls and procedures. As of June 30, 2003, the Company conducted an evaluation, under the supervision of, and with the participation of, the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company each concluded that the Company's disclosure controls and procedures are effective.

(b)
Changes in internal controls.

  During the period covered by this report, there were no significant changes in the Company's internal controls or in other factors which could significantly affect the Company's internal controls, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

PART II–OTHER INFORMATION

Item 1–Legal Proceedings

        For information regarding developments in certain legal proceedings to which the Company or any of its subsidiaries is a party, see Notes 2, 8 and 14 to our condensed consolidated financial statements included elsewhere herein.

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

	June 30, 2003
						Video			Telephony			Internet
	UPC Paid in Ownership	Homes in Service Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Basic Penetration	Analog Subscribers(4)	Digital Subscribers(5)	Direct to Home (DTH) Subscribers(6)	Homes Serviceable(7)	Residential Subscribers(8)	Lines Residential(9)	Homes Serviceable(10)	Residential Subscribers(11)	3rd Party ISP Subscribers(12)	Total RGUs(13)
Norway	100.0%	529,000	483,800	199,400	70.0%	338,500	32,500	—	136,300	23,400	25,800	199,400	33,400	—	427,800
Sweden	100.0%	770,000	421,600	265,800	65.6%	276,700	19,900	—	—	—	—	265,800	66,100	—	362,700
Belgium	100.0%	530,000	153,700	153,700	85.0%	130,700	—	—	—	—	—	153,700	25,300	—	156,000
France	92.0%	2,656,600	1,363,300	673,200	34.1%	465,500	7,100	—	673,200	56,800	58,300	673,200	23,100	—	552,500
The Netherlands	100.0%	2,652,100	2,589,600	2,336,400	89.0%	2,304,200	47,500	—	1,597,300	160,600	188,100	2,336,400	310,900	—	2,823,200
Austria	95.0%	1,081,400	923,300	920,100	54.1%	499,400	22,200	—	899,700	150,500	152,000	920,100	191,800	—	863,900

Total Western Europe		8,219,100	5,935,300	4,548,600		4,015,000	129,200	—	3,306,500	391,300	424,200	4,548,600	650,600	—	5,186,100

Poland	100.0%	1,870,700	1,870,700	262,000	52.8%	987,500	—	—	—	—	—	262,000	19,100	—	1,006,600
Hungary	99.8–100.0%	1,001,100	966,500	521,500	71.8%	694,200	—	85,100	84,900	64,900	71,500	461,300	33,000	500	877,700
Czech Republic	99.9–100.0%	913,000	681,400	240,200	43.5%	296,600	—	58,900	17,700	3,000	3,000	240,200	19,900	—	378,400
Romania	100%	659,600	458,400	—	72.1%	330,300	—	—	—	—	—	—	—	—	330,300
Slovak Republic	95.0–100%	517,800	382,700	21,100	74.4%	284,900	—	10,200	—	—	—	15,600	200	—	295,300

Total Eastern Europe		4,962,200	4,359,700	1,044,800		2,593,500	—	154,200	102,600	67,900	74,500	979,100	72,200	500	2,888,300

Total		13,181,300	10,295,000	5,593,400		6,608,500	129,200	154,200	3,409,100	459,200	498,700	5,527,700	722,800	500	8,074,400

Summary Operating Tables Notes

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

(4)
"Analogue Subscriber", is a home or commercial unit that receives our video cable service.

(5)
"Digital Subscriber" is a home or commercial unit with one or more digital converter boxes that receives our digital service. A Digital Subscriber is also counted as a Basic Subscriber.

(6)
"DTH Subscriber" is a home or commercial unit with one or more television sets, that receives our video programming broadcast directly to the home via geosynchronous satellites.

(7)
"Telephony Homes Serviceable" represents the number of homes that can be connected to our cable distribution system, or our copper (twisted pair) network in certain areas, where customers can request and receive voice services.

(8)
"Residential Telephony Subscriber" is a home with one or more voice ports connected to our broadband network, or our copper (twisted pair) network in certain areas, where a customer has requested and is receiving voice services.

(9)
"Telephony Lines" are the number of lines provided to our Telephony Subscribers.

(10)
"Internet Homes Serviceable" represents the number of homes that can be connected to our cable distribution system where customers can request and receive high-speed Internet access services.

(11)
"Residential Internet Subscriber" is a home or commercial unit connected to our broadband network, where a customer has requested and is receiving chello broadband high-speed Internet access services.

(12)
Broadband Internet subscribers who are not served by chello broadband.

(13)
"Total Subscribers", or "Total RGUs" is the sum of Analogue, Digital, DTH, Telephony and Broadband Internet Subscribers.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbaines-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbaines-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbaines-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbaines-Oxley Act of 2002.
(b)	Reports on Form 8-K filed during the Quarter
99.2	Current report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, dated June 19, 2003
99.3	Current report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, dated July 7, 2003
99.4	Current report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, dated July 28, 2003
Date of Report	Date of Event	Item Reported
April 24, 2003	April 24, 2003	Item 3 & 7–Announcement that on April 24, 2004, following the confirmation of the Akkoord (plan of composition) by the Dutch Court of Appeals, InterComm Holdings L.L.C., has appealed the ratification of the Akkoord to the Dutch Supreme Court (Hoge Raad).
May 14, 2003	May 14, 2003	Item 7 & 9–Announcement that on May 14, 2003 UPC filed a press release announcing its operating and financial results for the first quarter ending March 31, 2003.
June 20, 2003	June 20, 2003
Item 5 & 7–Announcement that on June 20, 2003, UPC Polska, Inc, a subsidiary of UPC, issued a press release announcing that, in connection with the proposed restructuring of its indebtedness, it has entered into a Restructuring Agreement, dated as of June 19, 2003, with UPC Telecom B.V., Belmarken Holding B.V., and certain holders of UPC Polska's Senior Discount Notes.
July 28, 2003	July 28, 2003
Item 5 & 7–Disclosure of proposed disclosure statement filed with the United States Bankruptcy Court for the Southern District of New York on July 28, 2003, by UPC Polska, Inc., a subsidiary of UPC, with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the pre-negotiated plan of reorganization filed by UPC Polska, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PAN-EUROPE COMMUNICATIONS N.V. a Dutch Public limited liability company
By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Board of Management Member and Chief Financial Officer Date: August 14, 2003
By:	/s/ RUTH PIRIE Ruth Pirie Principal Accounting Officer Date: August 14, 2003

QuickLinks

PART I–FINANCIAL INFORMATION
PART II–OTHER INFORMATION
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Stated in thousands of Euros, except share and per share data) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Stated in thousands of Euros, except number of shares) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in thousands of Euros) (Unaudited)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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