Form 10-K/A
period 2002-12-31
UGC EUROPE INC
filed 2003-11-13
CIK 1070778

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

Explanatory Note

        We are filing this Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2002 to amend Item Nos. 6, 7, 8 and 15 to revise our previous disclosure to recognize a gain from the dilution of our interest in UPC Germany in July 2002. See Note 19 to our consolidated financial statements for a detailed explanation. We are also amending Item No. 14 to clarify our disclosure regarding disclosure controls and procedures and changes in internal controls.

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

  (iv)
  authorizing holders of our Ordinary Shares A to exercise the rights attached to such Ordinary Shares A only upon exchange of such bearer Ordinary Shares A into registered UPC Ordinary Shares A; and

  (v)
  as soon as all of our issued shares are held by one shareholder, converting each of our issued Priority Shares into one Ordinary Share C, and vesting all powers of the holders of our

      Priority Shares under our Articles of Association, to the extent possible, in the general meeting of our shareholders.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	UPC
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(As Restated (1))	(In thousands of Euros, except per share data)
Statement of Operations Data:
Service and other revenue	1,396,056	1,378,764	1,000,825	447,501	185,582
Operating expense	(734,783)	(931,817)	(714,906)	(293,778)	(62,830)
Selling, general & administrative expense	(399,508)	(613,086)	(569,121)	(466,260)	(218,587)
Depreciation and amortization	(709,600)	(1,097,822)	(718,669)	(266,070)	(85,150)
Impairment and restructuring charges	(420,736)	(1,687,948)	–	–	–

Net operating loss	(868,571)	(2,951,909)	(1,001,871)	(578,607)	(180,985)
Interest income	28,351	49,655	44,345	20,104	3,357
Interest expense	(888,460)	(919,570)	(753,231)	(178,448)	(47,355)
Provision for loss on investments	(7,957)	(375,923)	–	–	–
Gain (loss) on sale of assets and investment in affiliates	120,734	(468,306)	(3,482)	1,501	–
Gain on extinguishment of debt	471,718	–	–	–	–
Foreign exchange gain (loss) and other expense	657,817	(172,437)	(177,803)	(22,561)	(1,606)

Net loss before income taxes and other items	(486,368)	(4,838,490)	(1,892,042)	(758,011)	(226,589)
Reorganization expenses, net	(97,171)	–	–	–	–
Income tax benefit (expense)	(4,224)	39,616	(3,930)	1,822	(551)
Minority interests in subsidiaries	27,862	543,092	23,887	1,651	523
Share in results of affiliated companies, net	(33,874)	(186,047)	(116,690)	(29,760)	(28,962)

Net loss before cumulative effect of change in accounting principle	(593,775)	(4,441,829)	(1,988,775)	(784,299)	(255,579)
Cumulative effect of change in accounting principle	(1,498,871)	21,349	–	–	–

Net loss	(2,092,646)	(4,420,480)	(1,988,775)	(784,299)	(255,579)

Basic net loss attributable to common shareholders	(2,251,891)	(4,540,791)	(1,996,408)	(784,299)	(255,579)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle	(1.70)	(10.32)	(4.56)	(2.08)	(1.03)

Basic and diluted net loss per ordinary share	(5.08)	(10.27)	(4.56)	(2.08)	(1.03)

Weighted-average number of ordinary shares outstanding	443,417,525	442,226,377	438,041,841	377,969,829	247,915,834

(1)
See Note 19 to our consolidated financial statements.

	UPC
	December 31,
	2002	2001	2000	1999	1998
	(As Restated (1))	(In thousands of Euros)
Selected Balance Sheet Data:
Non-restricted cash and cash equivalents	255,062	855,001	1,590,230	1,025,460	13,419
Other current assets	297,240	479,172	402,544	311,202	61,735
Investments in affiliated companies	114,575	193,648	685,288	242,847	223,737
Property, plant and equipment	3,175,363	3,754,330	3,709,352	1,974,817	273,628
Goodwill and other intangible assets	1,072,277	3,003,503	5,119,892	2,611,413	308,585
Total assets	4,931,017	8,475,464	11,968,439	6,865,352	938,317
Short-term debt(2)	8,314,011	9,274,941	69,692	213,532	159,664
Other current liabilities	968,161	1,175,463	1,263,107	565,207	110,956
Long-term debt	427,444	469,990	8,244,337	3,966,490	533,078
Other non-current liabilities	83,999	243,962	46,801	88,028	156,510

Total liabilities	9,793,615	11,164,356	9,623,937	4,833,257	960,208
Minority interest in subsidiaries	1,660	152,096	831,132	11,895	11,768
Convertible preferred stock	1,664,689	1,505,435	1,392,251	–	–
Shareholders' equity (deficit)	(6,528,947)	(4,346,423)	121,119	2,020,200	(33,655)

Total liabilities and shareholders' equity (deficit)	4,931,017	8,475,464	11,968,439	6,865,352	938,321

(1)
See Note 19 to our consolidated financial statements.

(2)
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

  •
  a decrease in DTH revenue of 54.3 million, due to the deconsolidation of UPC's DTH operations in Poland upon the merger with Canal+ Group effective December 7, 2001; and

  •
  a decrease in Other revenue of 13.2 million due to a reduction in the amount of services UPC Distribution provided to Priority Telecom in 2002;

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

  •
  cost control; and

  •
  lower start-up and development costs.

        We refer to our segment information in the accompanying notes to the consolidated financial statements for a reconciliation of total segment Adjusted EBITDA to consolidated net loss.

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

Gain (loss) on Sale of Assets and Subsidiaries

        The 120.7 million gain in 2002 consisted of a gain on the transfer of Germany shares of 150.3 million, partly offset by a loss of 18.0 million we incurred on the transfer of 932,200 of Priority Telecom's ordinary shares to a third party in settlement of consultancy services and 11.6 million of other losses.

        We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and recognition of a gain from the reversal of the net negative investment in UPC Germany of 150.3 million.

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

Gain on extinguishment of debt

        The gain on extinguishment of debt of 471.7 million for the twelve months period ended December 31, 2002, in part relates to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts of 124.5 million recognized during the first three months of 2002 and a gain of 347.2 million associated with the unwinding of certain swap agreements, recognized during the three months ended June 30, 2002.

        On February 1, 2002, we amended certain swap agreements with a bank effective as of January 31, 2002. We entered into swap agreements in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to us under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to us the bank was to deliver to us approximately 400 million in aggregate principal amount of our senior notes and senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to us 353.2 million in aggregate principal amount of our senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

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

        On delivery of the senior notes and senior discount notes described in the two transactions above, our indebtedness was reduced by 404.6 million and we recognized a gain of 347.2 million during the three months ended June 30, 2002 on the cross currency swaps. In addition, we reduced our accrued interest expense associated with these notes.

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

Selected Quarterly Financial Data

        The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2002. We believe that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The amounts of net loss as shown below for the first, second and third quarters of 2001 have been restated to give effect for the value of a set-off provision included in certain of our derivative instruments. The revaluation of these derivative instruments increased the previously reported net loss for the first, second and third quarters of 2001 by approximately 37.0 million, 51.0 million and 147.0 million, respectively. The amount of net loss as shown below for the first quarter of 2002 has been restated to include the effect of adoption of SFAS 142 per January 1, 2002. The adoption of SFAS 142 per January 1, 2002, resulted in a cumulative decrease to income of 1,498.9 million and a cumulative decrease to net goodwill of 1,498.9 million per January 1, 2002. This has been reported as cumulative effect of change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002. The amount of net income (loss) as shown below for the third quarter of 2002 has been restated to give effect to the recognition of a gain from the reversal of the net negative investment in UPC Germany of 150.3 million. See Note 19 to our consolidated financial statements for further discussion.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			As Restated
Service & other revenue	346,312	358,917	340,872	349,955
Net operating loss	(128,551)	(132,972)	(115,551)	(491,497)
Net income/(loss)	(1,990,377)	566,501	(213,995)	(454,775)
Net income/(loss) per ordinary share	(4.57)	1.20	(0.48)	(1.39)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service & other revenue	333,448	357,493	342,444	345,379
Net operating loss	(307,049)	(615,751)	(346,160)	(1,682,949)
Net loss	(593,434)	(913,799)	(858,553)	(2,054,694)
Net loss per ordinary share	(1.41)	(2.14)	(2.01)	(4.63)

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

        The bank's obligations to us under the swap agreements were substantially fixed at approximately 400 million, and the swap agreements were unwound prior to July 30, 2002. In settlement of the bank's obligations to us, the bank delivered us 404.6 million in aggregate principal amount of our senior notes held by that bank. Our derivative asset, which represented a fair value of the senior notes to be delivered, was substantially less than 404.6 million. Upon offset against, and delivery to us of the senior notes and senior discount notes, our indebtedness was reduced by 404.6 million and we recognized a gain of 347.2 million.

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

Option Grants in Last Fiscal Year

Individual Grants
Percentage of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted					Potential Realizable Value at Annual Rate of Stock Price Appreciation for Option Term(1)
			Exercise Price (€/Sh)	Market Price on Grant Date	Expiration Date
						0%(€)	5%(€)	10%(€)
Nimrod Kovacs
United Class B	66,402	0.55%	4.53	5.53	04/18/12	66,402	297,334	651,629

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

	Ordinary Shares A
Beneficial Owner	Number	Percentage of Class(1)
John P. Cole, Jr.	14,575	*
Richard de Lange	–	–
John W. Dick	–	–
Michael T. Fries(2)	9,153	*
Ellen P. Spangler(3)	90,000	*
Tina Wildes(4)	153,000	*
Charles H.R. Bracken(5)	993,750	*
Nimrod J. Kovacs(6)	1,172,207	*
Gene Musselman(7)	565,670	*
Shane O'Neill(8)	787,500	*
John F. Riordan(9)	1,902,295	*
Anton M. Tuijten(10)	364,468	*
All directors and executive officers as a group (12 persons)	6,052,518	1.35%
UnitedGlobalCom, Inc.(11)(12)	375,737,324	64.37%

	Series 1 Convertible Class A Preference Shares
	Number	Percentage of Class(16)
UnitedGlobalCom, Inc.(12)(13)	6,783	54.70%
Motorola UPC Holdings, Inc.(14)	3,500	28.23%
Liberty UPCOY, Inc.(15)	2,117	17.07%

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

Item 14.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objectives.

(b)
Changes in Internal Controls

  There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
10.24	First Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of August 29, 2000 between UPC, Priority, Merger Sub and Cignal.(18)
10.25	Second Amendment to the First Amended and Restated Agreement and Plan of Merger dated as of October 26, 2000 between UPC, Priority, Merger Sub and Cignal.(18)
10.26	Form of Shareholders' Agreement executed by UPC and Priority on August 11, 2000 and by each shareholder named therein.(18)
10.27	Form of Acknowledgment of Amendment to Shareholders' Agreement executed by UPC and Priority on August 24, 2000, and by each shareholder named therein.(18)
10.28	Addendum No. 1 to Shareholders' Agreement dated October 15, 2000.(18)
10.29	Loan Agreement dated as of May 25, 2001 among Belmarken Holding B.V., UPC, UPC Internet Holding B.V. and Liberty-Belmarken, Inc. and $1,225,000,000 6% Guaranteed Discount Notes due 2007.(19)
10.30	Registration Rights Agreement dated May 25, 2001 between UPC and Liberty-Belmarken, Inc.(19)
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

10.35	First Supplemental Indenture dated as of January 24, 2002 between UGC Holdings and Firstar Bank, N.A.(21)
10.36	Letter Agreement dated as of March 12, 2001 between UPC and Charles Bracken.*(24)
10.37	Letter Agreement dated as of May 3, 2002 between UPC and Charles Bracken.*(25)
12.1	Computation of Ratio of Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of UPC.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Memorandum of Understanding dated as of February 1, 2002 between UPC, United and UGC Holdings.(22)
99.2	Waiver to Belmarken Notes dated as of March 1, 2002 by UGC to UPC temporarily waiving certain cross-defaults.(23)
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
99.13	Order Authorizing (A) Transfer of Shares of SBS Broadcasting S.A. to UPC, (B) Sale of Shares and (C) Assumption and Assignment of Related Agreement.(31)
99.14	Letter regarding representations of Arthur Andersen.(24)
99.15	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.

(1)	Incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed by UPC on September 23, 1999 (File No. 333-84427).
(2)	Incorporated by reference from Form 8-K filed by UPC, dated March 17, 2000 (File No. 000-25365).
(3)	Incorporated by reference from Form 8-K filed by UPC, dated December 18, 2000 (File No. 000-25365).
(4)	Incorporated by reference from Amendment No. 6 to Form S-1/A Registration Statement filed by UPC on February 4, 1999 (File No. 333-67895).
(5)	Incorporated by reference from Form 8-K filed by UPC, dated July 30, 1999 (File No. 000-25365).
(6)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended September 30, 1999 (File No. 000-25365).
(7)	Incorporated by reference from Form 10-K filed by UPC, for the year ended December 31, 1999 (File No. 000-25365).
(8)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended September 30, 2000 (File No. 000-25365).
(9)	Incorporated by reference from Form 8-K filed by UGC Holdings, dated December 11, 1997 (File No. 0-21974).
(10)	Incorporated by reference from Form S-1 Registration Statement filed by UPC on November 24, 1998 (File No. 333-67895).
(11)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended March 31, 2000 (File No. 000-25365).
(12)	Incorporated by reference from Amendment No. 8 to Form S-1/A Registration Statement filed by UPC on February 10, 1999 (File No. 333-67895).
(13)	Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 1998 (File No. 000-25365).
(14)	Incorporated by reference from Form 8-K filed by UPC, dated March 5, 2001 (File No. 000-25365).
(15)	Incorporated by reference from Form 8-K filed by UGC Holdings, dated June 26, 2000 (File No. 0-21974).
(16)	Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on August 10, 1998 (File No. 333-60659).
(17)	Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on May 13, 1999 (File No. 333-72361).
(18)	Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 2000 (File No. 000-25365).
(19)	Incorporated by reference from Form 8-K filed by UPC, dated June 1, 2001 (File No. 000-25365).
(20)	Incorporated by reference from Form 8-K filed by UPC, dated December 21, 2001 (File No. 000-25365).

(21)	Incorporated by reference from Form 8-K filed by UGC Holdings, dated January 24, 2002 (File No. 000-21974).
(22)	Incorporated by reference from Form 8-K filed by UPC, dated February 1, 2002 (File No. 000-25365).
(23)	Incorporated by reference from Form 8-K filed by UPC, dated March 4, 2002 (File No. 000-25365).
(24)	Incorporated by reference from Form 10-K filed by UPC for the year ended December 31, 2001 (File No. 000-25365).
(25)	Incorporated by reference from Form 10-Q filed by UPC, for the quarter ended June 30, 2002 (File No. 000-25365).
(26)	Incorporated by reference from Form 8-K filed by UPC, dated September 30, 2002 (File No. 000-25365).
(27)	Incorporated by reference from Form 8-K filed by UPC, dated January 9, 2003 (File No. 000-25365).
(28)	Incorporated by reference from Form 8-K/A filed by UPC, dated January 9, 2003 (File No. 000-25365).
(29)	Incorporated by reference from Form 8-K filed by UPC, dated February 20, 2003 (File No. 000-25365).
(30)	Incorporated by reference from Form 8-K filed by UPC, dated February 12, 2003 (File No. 000-25365).
(31)	Incorporated by reference from Form 8-K filed by UPC, dated March 5, 2003 (File No. 000-25365).

(d)   Financial Statement Schedules.

Page Number
UNITED PAN-EUROPE COMMUNICATIONS N.V.
Independent Auditors' Report	S-2
Schedule I–Condensed Information as to the Financial Condition of Registrant (Parent only)	S-3
Schedule II–Valuation and Qualifying Accounts	S-20

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGC EUROPE, INC. a Delaware corporation
By:	/S/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer Date: November 13, 2003
/S/ RUTH PIRIE Ruth Pirie Principal Accounting Officer Date: November 13, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ GENE W. SCHNEIDER Gene W. Schneider	Chairman and Chief Executive Officer	November 13, 2003
/S/ MICHAEL T. FRIES Michael T. Fries	President and Chief Operating Officer	November 13, 2003
/S/ ELLEN P. SPANGLER Ellen P. Spangler	Senior Vice President	November 13, 2003
/S/ TINA M. WILDES Tina M. Wildes	Senior Vice President	November 13, 2003
/S/ MARK L. SCHNEIDER Mark L. Schneider		November 13, 2003
/S/ JOHN P. COLE, JR. John P. Cole, Jr.		November 13, 2003
/S/ JOHN W. DICK, SR. John W. Dick, Sr.		November 13, 2003
/S/ JACQUES MANARDO Jacques Manardo		November 13, 2003
/S/ JOHN W. RISNER John W. Risner		November 13, 2003

(This page has been left blank intentionally.)

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

        As discussed in Note 19, the consolidated financial statements as of and for the year ended December 31, 2002 have been restated.

Amstelveen, The Netherlands,
March 31, 2003, except as to Note 19 to the consolidated financial statements, which is November 13, 2003.

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
	(As restated— See Note 19)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Liabilities not subject to compromise:
Current liabilities:
Accounts payable, including related party payables of 5,189 and 5,065, respectively	121,793	362,460
Accrued liabilities	326,097	713,449
Subscriber prepayments and deposits	121,749	99,554
Derivative liability	10,133	–
Short-term debt	58,363	86,843
Current portion of long-term debt, including related party debt of nil and 2,590,245, respectively	3,212,302	9,188,098

Total current liabilities not subject to compromise	3,850,437	10,450,404
Liabilities subject to compromise (Note 2):
Accounts payable	36,889	–
Accrued liabilities	351,500	–
Current portion of long-term debt, including related party debt of 2,358,380 and nil, respectively	5,043,346	–

Total current liabilities subject to compromise	5,431,735	–
Liabilities not subject to compromise:
Long-term debt	427,444	469,990
Other long-term liabilities	83,999	243,962

Total liabilities	9,793,615	11,164,356

Commitments and contingencies (Note 11)
Minority interests in subsidiaries	1,660	152,096
Convertible preferred stock subject to compromise:
Convertible preferred stock (Note 2 and 9)	1,664,689	–
Convertible preferred stock not subject to compromise:
Convertible preferred stock (Note 9)	–	1,505,435
Shareholders' equity (deficit) (As adjusted for stock splits, see Note 10)
Priority stock, 1.0 par value, 300 shares authorized, 300 shares issued	–	–
Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 443,417,525 and 441,246,729 shares issued, respectively	443,418	443,418
Additional paid-in capital	2,740,586	2,766,492
Deferred compensation	(16,888)	(52,088)
Accumulated deficit	(9,903,309)	(7,651,418)
Other cumulative comprehensive income	207,246	147,173

Total shareholders' equity (deficit)	(6,528,947)	(4,346,423)

Total liabilities and shareholders' equity (deficit)	4,931,017	8,475,464

The accompanying notes are an integral part of these consolidated financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in thousands of Euros, except share and per share amounts)

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 19)
Service and other revenue	1,396,056	1,378,764	1,000,825
Operating expense (exclusively of items shown separately below)	(734,783)	(931,817)	(714,906)
Selling, general and administrative expense	(399,508)	(613,086)	(569,121)
Depreciation and amortization	(709,600)	(1,097,822)	(718,669)
Impairment and restructuring charges	(420,736)	(1,687,948)	–

Net operating loss	(868,571)	(2,951,909)	(1,001,871)
Interest income	28,351	49,655	44,345
Interest expense (Note 2)	(665,208)	(853,770)	(744,151)
Interest expense related party	(223,252)	(65,800)	(9,080)
Provision for loss on investments	(7,957)	(375,923)	–
Gain (loss) on sale of assets and investment in affiliates	120,734	(468,306)	(3,482)
Gain on extinguishment of debt	471,718	–	–
Foreign exchange gain (loss) and other income (expense), net	657,817	(172,437)	(177,803)

Net loss before income taxes and other items	(486,368)	(4,838,490)	(1,892,042)
Reorganization expenses, net (Note 2)	(97,171)	–	–
Income tax benefit/(expense)	(4,224)	39,616	(3,930)
Minority interests in subsidiaries	27,862	543,092	23,887
Share in results of affiliated companies	(33,874)	(186,047)	(116,690)

Net loss before cumulative effect of change in accounting principle	(593,775)	(4,441,829)	(1,988,775)
Cumulative effect of change in accounting principle	(1,498,871)	21,349	–

Net loss	(2,092,646)	(4,420,480)	(1,988,775)

Basic net loss attributable to common shareholders (Note 16)	(2,251,891)	(4,540,791)	(1,996,408)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle	(1.70)	(10.32)	(4.56)

Cumulative effect of change in accounting principle per share	(3.38)	0.05	–

Basic and diluted net loss per ordinary share	(5.08)	(10.27)	(4.56)

Weighted-average number of ordinary shares outstanding	443,417,525	442,226,377	438,041,841

Other comprehensive loss, net of tax:
Net loss	(2,092,646)	(4,420,480)	(1,988,775)
Change in unrealized gain (loss) on investments	(18,770)	(13,899)	(351,844)
Change in fair value of derivative assets	16,787	(26,920)	–
Change in cumulative translation adjustment	62,056	109,782	55,766

Total comprehensive loss	(2,032,573)	(4,351,517)	(2,284,853)

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

(2)
As adjusted for the stock splits. The change in nominal value is reflected in the year ended December 31, 1999. See Note 10.

										Other Cumulative Comprehensive Income (Loss)(1)
	Priority Stock		Ordinary Stock				Treasury Stock
					Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares(2)	Amount			Shares(2)	Amount			Total
									(As restated—See Note 19)
	(In thousands of Euros, except share and per share amounts)
Balances, December 31, 2001	300	–	443,417,525	443,418	2,766,492	(52,088)	–	–	(7,651,418)	147,173	(4,346,423)
Deferred compensation expense related to stock options, net	–	–	–	–	(12,977)	12,977	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	22,223	–	–	–	–	22,223
Equity transactions of subsidiaries	–	–	–	–	(12,929)	–	–	–	–	–	(12,929)
Accrual of Dividend on Series 1 Convertible Preferred Stock	–	–	–	–	–	–	–	–	(147,713)	–	(147,713)
Accretion of Discount of Series 1 Convertible Preferred Stock.	–	–	–	–	–	–	–	–	(11,532)	–	(11,532)
Unrealized loss on investments	–	–	–	–	–	–	–	–	–	(18,770)	(18,770)
Change in fair value of derivative assets	–	–	–	–	–	–	–	–	–	16,787	16,787
Change in cumulative translation adjustments	–	–	–	–	–	–	–	–	–	62,056	62,056
Net loss	–	–	–	–	–	–	–	–	(2,092,646)	–	(2,092,646)

Total comprehensive loss	–	–	–	–	–	–	–	–	–	–	(2,032,573)

Balances, December 31, 2002	300	–	443,417,525	443,418	2,740,586	(16,888)	–	–	(9,903,309)	207,246	(6,528,947)

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

All amounts in thousands Euros, unless otherwise stated

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 19)
Cash flows from operating activities:
Net loss	(2,092,646)	(4,420,480)	(1,988,775)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	709,600	1,097,822	718,669
Non-cash impairment and restructuring charges	420,736	1,687,948	–
Reorganization expenses	97,171	–	–
Stock-based compensation expense/(income)	22,223	4,354	(79,995)
Accretion of interest expense	324,084	310,631	228,492
Amortization of deferred financing costs	27,505	37,410	36,098
Exchange rate (gain)/loss	(765,460)	41,877	142,887
Loss on derivative assets	135,745	118,445	–
Provision for loss on investments	7,957	375,923	–
Minority interests in subsidiaries	(27,862)	(543,092)	(23,887)
Share in results of affiliated companies	33,874	186,047	116,690
Gain on extinguishment of debt	(471,718)	–	–
Cumulative effect of change in accounting principle	1,498,871	(21,349)	–
(Gain)/loss on sale of assets and investment in affiliates	(120,734)	–	–
Non-cash income tax	–	(39,957)	–
(Gain)/loss on sale of business	–	468,306	–
Other	–	12,335	1,797
Changes in assets and liabilities:
Decrease in restricted cash	30,314
Decrease (increase) in receivables	51,194	106,483	(64,909)
Decrease (increase) in other non-current assets	–	25	(20,530)
Increase (decrease) in other current liabilities	(118,228)	(312,373)	509,420
Increase (decrease) in deferred taxes and other long-term liabilities	(50,400)	342	(71,354)

Net cash flows used in operating activities	(287,774)	(889,303)	(495,397)

Cash flows from investing activities:
Restricted cash (deposited) released, net	(12,344)	(35,901)	16,714
Investment in securities, net	–	–	(44,538)
Investments in and advances to
affiliated companies, net of repayment	745	(26,576)	(318,390)
Dividends received	8,031	–	–
Capital expenditures	(270,833)	(897,222)	(1,772,566)
Deconsolidation of UPC Germany	(9,404)	–	–
Sale of assets	24,726	–	–
Acquisitions, net of cash acquired	(25,578)	(22,892)	(1,626,723)

Sale of affiliated companies	–	132,907	–

Net cash flows from investing activities	(284,657)	(849,684)	(3,745,503)

Cash flows from financing activities:
Proceeds from issuance of shares	–	1,786	–
Proceeds from issuance of convertible preferred stock	–	–	1,423,148
Proceeds from contribution shareholder	–	–	7,401
Proceeds from senior notes	–	–	1,594,161
Proceeds from long-term and short-term borrowings	43,502	1,869,119	4,617,862
Deferred financing costs	–	(14,092)	(158,901)
Repayments of long-term and short-term borrowings	(62,042)	(853,109)	(2,677,430)

Net cash flows from financing activities	(18,540)	1,003,704	4,806,241

Effect of exchange rates on cash	(8,968)	54	(571)

Net increase (decrease) in cash and cash equivalents	(599,939)	(735,229)	564,770
Cash and cash equivalents at beginning of period	855,001	1,590,230	1,025,460

Cash and cash equivalents at end of period	255,062	855,001	1,590,230

Non-cash investing and financing activities:
Issuance of warrants	–	–	159,540

Stjärn Seller's Note	–	–	120,067

Acquisition of EWT via issuance of subsidiary shares	–	–	715,040

Acquisition of Cignal via issuance of subsidiary shares	–	–	235,700

Supplemental cash flow disclosures:
Cash paid for reorganization expenses	(33,458)	–	–

Cash paid for interest	(70,087)	(541,703)	(354,659)

Cash received for interest	7,905	52,829	37,476

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

Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations, was 80.3 million, 87.8 million and 41.6 million, for the year ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. This stock-based compensation had the following pro forma effect on net income (in thousands):

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands of Euros, except per share amounts)
	(As restated— See Note 19)
Basic net loss attributable to common shareholders, as reported	(2,251,891)	(4,540,791)	(1,996,408)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	22,223	(4,354)	79,995
Deduct: Total stock-based compensation expense determined under fair value based method, net of
related tax effects	(80,341)	(87,788)	(41,641)

Pro forma net loss	(2,310,009)	(4,632,933)	(1,958,054)

Earnings per share:
Basic and diluted–as reported	(5.08)	(10.27)	(4.56)

Basic and diluted–pro forma	(5.21)	(10.45)	(4.42)

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

Transfer of Germany Shares (As restated—See Note 19)

        Until July 30, 2002 UPC had an ownership interest in EWT/TSS Group through its 51.0% owned subsidiary, UPC Germany. Pursuant to the agreement by which UPC acquired EWT/TSS Group, UPC was required to fulfill a contribution obligation no later than March 2003, by contributing certain assets amounting to approximately 358.8 million. If UPC failed to make the contribution by such date or in certain circumstances, such as a material default by UPC under its financing agreements, the minority shareholders of UPC Germany could call for 22.3% of the ownership interest in UPC Germany in exchange for the Euro equivalent of 1 Deutsche Mark. On March 5, 2002, UPC received the holders' notice of exercise. On July 30, 2002, UPC completed the transfer of 22.3% of UPC Germany to the minority shareholders in return for the cancellation of the contribution obligation. UPC now owns 28.7% of UPC Germany, with the former minority shareholders owning the remaining 71.3%. UPC Germany is governed by a new shareholders' agreement. For accounting purposes, this transaction resulted in the deconsolidation of UPC Germany effective August 1, 2002, and recognition of a gain from the reversal of the net negative investment in UPC Germany of 150.3 million in the third quarter of 2002.

Germany Assets and Liabilities

        Details of the final deconsolidated assets and liabilities are as follows (in thousands):

Working Capital	(75,977)
Property, plant and equipment	75,415
Goodwill and other intangible assets, net	71,087
Long-term liabilities	(85,704)
Minority interest	(144,546)
Gain on reversal of the net negative investment	150,321

Deconsolidated cash Germany	(9,404)

        The Company had the following differences related to the goodwill over the net tangible assets acquired for its equity investments.

	As of December 31, 2002		As of December 31, 2001
	Goodwill	Accumulated Amortization	Goodwill	Accumulated Amortization
	(In thousands of Euros)
Tevel	86,492	(16,687)	86,492	(16,687)
Melita	11,366	(1,719)	12,227	(1,719)
Xtra Music	5,323	(1,344)	5,753	(1,344)
IPS	10,790	(2,044)	13,702	(2,044)
SBS	137,492	(35,424)	170,646	(35,424)
PrimaCom	34,722	(34,722)	34,722	(34,722)

Total	286,185	(91,940)	323,542	(91,940)

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

7.     Goodwill and Other Intangible Assets

        The following table presents the pro forma effect on net loss from the reduction of amortization expense and the reduction of amortization of excess basis on equity method investments, as a result of the adoption of SFAS 142:

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 19)
	(In thousands of Euros)
Net loss as reported	(2,092,646)	(4,420,480)	(1,988,775)
Add Back:
Goodwill amortization	–	424,983	242,937
Amortization of excess basis on equity investments	–	40,253	38,469

Adjusted net loss	(2,092,646)	(3,955,244)	(1,707,369)

Net loss per ordinary share:
Net loss per ordinary share	(4.72)	(10.00)	(4.54)
Add Back:
Goodwill amortization	–	0.96	0.55
Amortization of excess basis on equity investments	–	0.09	0.09

Adjusted net loss per ordinary share	(4.72)	(8.95)	(3.90)

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

        The bank's obligations to UPC under the swap agreements were substantially fixed at approximately 400 million, and the swap agreements were unwound prior to July 30, 2002. In settlement of the bank's obligations to UPC, the bank delivered the Company 404.6 million in aggregate principal amount of UPC's senior notes held by that bank. UPC's derivative asset, which represented a fair value of the senior notes to be delivered, was substantially less than 404.6 million. Upon offset against, and delivery to UPC of the senior notes and senior discount notes, the Company's indebtedness was reduced by 404.6 million and the Company recognized a gain of 347.2 million.

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

	For the Year Ended December 31,
	2002		2001		2000
	(As restated—See Note 19)
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,251,891)	(5.08)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,319,691)	(5.23)	(4,627,391)	(10.46)	(2,036,908)	(4.65)

        A summary of stock option activity for the Plan is as follows:

	For the Year Ended December 31,
	2002		2001		2000
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	24,876,770	11.49	11,232,330	12.62	10,955,679	6.94
Granted during period	3,200	1.00	17,849,542	10.61	2,629,762	27.97
Forfeitured during period	(3,719,724)	12.25	(2,138,712)	15.87	(127,486)	21.39
Exercised during period	(38,025)	1.82	(2,066,390)	1.82	(2,225,625)	2.19

Outstanding at end of period	21,122,221	11.33	24,876,770	11.49	11,232,330	12.62

Exercisable at end of period(1)	13,442,561	11.11	10,502,678	10.64	5,803,659	7.62

(1)
Includes certificate rights as well as options.

        The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)			(Euros)
Less than market price	–	–	–	756,240	11.64	4.54	2,124,486	60.37	24.23
Equal to market price	–	–	–	16,278,774	9.03	11.13	359,910	24.25	38.02
Greater than market price	3,200	0.30	1.00	814,528	2.06	5.92	145,366	25.89	57.75

Total	3,200	0.30	1.00	17,849,542	8.82	10.61	2,629,762	53.52	27.97

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
			(Euros)		(Euros)
1.00–1.82	2,115,289	1.06	1.73	1,972,410	1.78
2.05–5.20	4,025,677	3.07	4.77	2,257,361	4.56
5.39–12.99	11,989,810	2.85	12.59	6,862,460	12.39
13.14–75.00	2,991,445	1.90	21.91	2,350,330	21.47

	21,122,221	2.58	11.33	13,442,561	11.11

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

	For the Year Ended December 31,
	2002		2001		2000
	(As restated—See Note 19)
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,251,891)	(5.08)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,252,632)	(5.08)	(4,541,532)	(10.27)	(1,997,149)	(4.56)

        A summary of stock option activity for the chello Stock Option Plan is as follows:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001		For the Year Ended December 31, 2000
	Number of shares		Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
			(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	300,000		9.08	300,000	9.08	300,000	9.08
Granted during period	–		–	–	–	–	–
Forfeitured during period	–		–	–	–	–	–
Exercised during period	–		–	–	–	–	–

Outstanding at end of period	300,000		9.08	300,000	9.08	300,000	9.08

Vested end of period	378,125	(1)	9.08	378,125	9.08	240,625	9.08

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

	For the Year Ended December 31,
	2002		2001		2000
	(As restated—See Note 19)
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,251,891)	(5.08)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,263,691)	(5.11)	(4,540,831)	(10.27)	(1,996,855)	(4.56)

        A summary of stock option activity for the Priority Stock Option Plan is as follows:

	For the Year Ended December 31,
	2002		2001		2000
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(Euros)		(Euros)		(Euros)
Outstanding at beginning of period	310,955	51.93	154,587	131.84	107,247	101.05
Granted during period	–	–	198,750	7.04	48,225	201.48
Forfeitured during period	(123,997)	67.90	(41,712)	152.18	(848)	195.00
Exercised during period	–	–	(670)	117.78	(37)	215.40

Outstanding at end of period	186,958	32.56	310,955	51.93	154,587	131.84

Exercisable at end of period	105,102	41.55	144,597	68.99	85,067	80.46

        The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price	Number of Options	Fair Value	Exercise Price
		(Euros)			(Euros)			(Euros)
Less than market price	–	–	–	165,000	1.06	6.71	1,913	214.97	0.43
Equal to market price	–	–	–	33,750	0.22	8.66	46,312	0.87	209.78
Greater than market price	–	–	–	–	–	–	–	–	–

Total	–	–	–	198,750	0.92	7.04	48,225	9.36	201.48

        The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range (Euros)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
			(Euros)		(Euros)
0.38	2,063	4.66	0.38	2,063	0.38
6.50	139,374	3.74	6.50	74,929	6.50
9.17–37.40	16,771	3.94	10.96	5,969	14.19
152.28–162.20	16,911	6.44	161.95	14,932	161.97
190.82	11,839	7.42	190.82	7,209	190.82

	186,958	4.25	32.56	105,102	41.55

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

	For the Year Ended December 31,
	2002		2001		2000
	(As restated—See Note 19)
	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share	Net Loss	Net Loss Per Share
As reported	(2,251,891)	(5.08)	(4,540,791)	(10.27)	(1,996,408)	(4.56)

Pro Forma	(2,332,232)	(5.26)	(4,628,579)	(10.47)	(2,038,049)	(4.65)

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

(2)
Triple Play includes cable television, telephone, internet and digital.

        Following is a reconciliation of Adjusted EBITDA to UPC's net loss for the years ended December 31, 2002, 2001 and 2000:

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 19)
Adjusted EBITDA	283,988	(161,786)	(363,197)
Depreciation and amortization	(709,600)	(1,097,822)	(718,669)
Impairment and restructuring charges	(420,736)	(1,687,948)	–
Stock-based compensation	(22,223)	(4,354)	79,995

Net operating loss	(868,571)	(2,951,909)	(1,001,871)

Interest income	28,351	49,655	44,345
Interest expense	(888,460)	(919,570)	(753,231)
Provision for loss on investments	(7,957)	(375,923)	–
Gain (loss) on sale of assets and investment in affiliates	120,734	(468,306)	(3,482)
Gain on extinguishment of debt	471,718	–	–
Foreign exchange gain (loss) and other income (expense), net	657,817	(172,437)	(177,803)

Net loss before income taxes and other items	(486,368)	(4,838,490)	(1,892,042)

Reorganization expenses, net (Note 2)	(97,171)	–	–
Income tax benefit/(expense)	(4,224)	39,616	(3,930)
Minority interests in subsidiaries	27,862	543,092	23,887
Share in results of affiliated companies	(33,874)	(186,047)	(116,690)

Net loss before cumulative effect of change in accounting principle	(593,775)	(4,441,829)	(1,988,775)

Cumulative effect of change in accounting principle	(1,498,871)	21,349	–

Net loss	(2,092,646)	(4,420,480)	(1,988,775)

	Third Party Revenue by Geographical Area for the Year Ended December 31,
	2002	2001	2000
	(In thousands of Euros)
The Netherlands	568,033	490,176	372,901
Austria	218,069	190,348	145,107
Belgium	26,071	25,206	21,828
Czech Republic	48,955	45,813	31,367
Norway	98,535	78,132	61,719
Hungary	131,219	104,209	71,134
France	98,152	97,511	71,649
Poland	83,736	152,025	132,136
Sweden	56,577	46,622	39,955
Germany	29,692	56,897	12,031
Other	37,017	91,825	40,998

	1,396,056	1,378,764	1,000,825

	Long-Lived Assets by Geographical Area
	As of December 31,
	2002	2001
	(In thousands of Euros)
The Netherlands	1,467,980	1,741,438
Austria	290,581	326,843
Belgium	21,379	24,325
Czech Republic	115,364	141,051
Norway	251,417	263,625
Hungary	239,701	249,800
France	547,099	630,187
Poland	118,448	165,543
Sweden	83,365	85,953
Germany	–	80,916
Other	40,029	44,649

Total	3,175,363	3,754,330

	Investments in Affiliates		Long-Lived Assets
	As of December 31,		As of December 31,
	2002	2001	2002	2001
	(In thousands of Euros)
Corporate	107,389	157,448	34,722	306,939
UPC Media	3,853	3,112	46,413	73,146
Priority Telecom	–	–	193,750	212,092
Distribution:
The Netherlands	205	206	1,251,142	1,215,702
Austria	–	–	269,768	297,155
Belgium	–	–	21,376	24,273
Czech Republic	–	–	115,364	141,051
Norway	–	–	216,653	234,712
Hungary	–	109	239,694	249,707
France	–	–	547,088	630,169
Poland	3,128	32,732	118,442	165,089
Sweden	–	–	83,365	80,259
Germany	–	41	–	80,881
Other	–	–	37,586	43,155

Total	114,575	193,648	3,175,363	3,754,330

	Capital Expenditures			Total Assets
	As of December 31,			As of December 31,
	2002	2001	2000	2002	2001
	(In thousands of Euros)
Corporate	8,414	47,712	255,855	542,113	1,294,762
UPC Media	6,695	56,057	120,874	69,253	134,302
Priority Telecom	32,891	78,075	162,176	249,412	769,413
Distribution:
The Netherlands	104,966	239,508	388,347	1,798,320	2,477,579
Austria	41,183	103,801	144,814	430,027	459,347
Belgium	3,094	9,371	10,673	42,422	48,290
Czech Republic	5,049	29,441	31,794	121,881	247,444
Norway	7,563	67,830	108,429	238,397	337,914
Hungary	17,872	35,391	127,979	327,667	393,657
France	21,122	128,347	245,812	580,956	857,037
Poland	4,789	39,903	137,767	233,969	771,155
Sweden	9,627	32,219	17,792	226,807	416,642
Germany	3,602	14,323	7,297	–	161,700
Other	3,966	15,244	12,957	69,793	106,222

Total	270,833	897,222	1,772,566	4,931,017	8,475,464

	Depreciation and Amortization
	For the Year ended December 31,
	2002	2001	2000
	(In thousands of Euros)
Corporate	(122)	(82,740)	(31,286)
UPC Media	(21,723)	(41,709)	(25,522)
Priority Telecom	(47,787)	(90,437)	(17,268)
Distribution:
The Netherlands	(243,857)	(282,150)	(257,223)
Austria	(75,976)	(76,602)	(62,547)
Belgium	(6,287)	(8,420)	(10,211)
Czech Republic	(17,236)	(27,479)	(18,165)
Norway	(39,389)	(40,159)	(34,395)
Hungary	(36,854)	(39,358)	(25,253)
France	(90,781)	(88,028)	(65,051)
Poland	(30,124)	(141,832)	(117,705)
Sweden	(14,281)	(41,478)	(37,461)
Germany	(9,761)	(120,526)	(4,535)
Other	(75,422)	(16,904)	(12,047)

Total	(709,600)	(1,097,822)	(718,669)

13.   Gain on Extinguishment of Debt

        The gain of 471.7 million for the year ended December 31, 2062, in part relates to the restructuring and cancellation of costs associated with excess capacity of certain Priority Telecom N.V. vendor contracts of 124.5 million recognized during the first three months of 2002 and an extraordinary gain of 347.2 million associated with the unwinding of certain swap agreements, recognized during the quarter ended June 30, 2002.

        On February 1, 2002, the Company amended certain swap agreements with a bank effective as of January 31, 2002. UPC entered into swap agreements in connection with the issuance of some of our senior notes and senior discount notes. The swap agreements were subject to early termination upon the occurrence of certain events, including the defaults described above. The amendment provided that the bank's obligations to UPC under the swap agreements were substantially fixed and the agreements were to be unwound on or prior to July 30, 2002. In settlement of the bank's obligations to the Company, the bank was to deliver to us approximately 400 million, in aggregate principal amount of our senior discount notes held by that bank, subject to adjustment in case of certain circumstances, and subject to movements in the EUR/USD exchange rate. On June 28, 2002, the bank delivered to UPC 353.2 million in aggregate principal amount of the Company's senior notes and senior discount notes held by that bank in settlement of the bank's obligation.

        On June 10, 2002, the Company unwound certain swap agreements with a bank. The swap agreements were entered into in connection with the issuance of some of UPC's senior note and senior discount notes. The swap agreements were subject to a potential event of default as a result of UPC's non-payment of interest on the senior notes, during which time the bank was not obliged to make payments to the Company under the swap agreement. In settlement of the bank's obligations to the Company, the bank delivered approximately 51.4 million in aggregate principal amount of our senior notes and senior discount notes held by that bank.

        On delivery of the senior notes and senior discount notes described in the two transactions above UPC's indebtedness was reduced by 404.6 million and the Company recognized a gain of 347.2 million during the quarter ended June 30, 2002 on the cross currency swaps. In addition, the Company reduced its accrued interest expense associated with these notes.

14.   Impairment and Restructuring Charges

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

15.   Income Taxes

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

        The difference between income tax expense provided for in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 19)
Expected income tax benefit at the Dutch statutory rate of 34.5%, 35% and 35% respectively	(167,797)	(1,693,471)	(662,215)
Tax effect of permanent and other differences:
Valuation allowance of permanent differences	165,967	835,428	433,458
Non-deductible expenses	12,190	3,476	28,247
International rate differences	27,051	10,922	44,514
Depreciation	(18,841)	(15,868)	–
Goodwill amortization	–	93,156	95,988
Goodwill write off	118,461	616,657	–
Non deductible interest	106,950	88,724	64,251
Financial instruments	98,868	–	–
Non-deductible foreign exchange results	(108,654)	–	–
Gain on sale of investment in affiliates	(51,860)	–	–
Gain on extinguishment of debt	(162,743)	–	–
Other	(15,368)	21,360	(313)

Total income tax expense (benefit)	4,224	(39,616)	3,930

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

16.   Basic Net Loss Attributable to Common Shareholders

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 19)
	(In thousands of Euros)
Net loss	(2,092,646)	(4,420,480)	(1,988,775)
Accretion of Series 1 convertible preferred stock	(159,245)	(120,311)	(7,633)

Basic net loss attributable to common shareholders	(2,251,891)	(4,540,791)	(1,996,408)

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

19.   Restatement of Financial Statements

        We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholders, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was 150.3 million. Previously we concluded that generally accepted accounting principles precluded the recognition of a gain upon deconsolidation because there were significant uncertainties regarding the realization of such gain. Based on further analysis, we revised our conclusion, and as such we have restated our financial statements as of and for the year ended December 31, 2002, to recognize a gain from the reversal of this net negative investment, effective August 1, 2002. This restatement affected our previously issued consolidated financial statements as follows:

	December 31, 2002
	Previously Reported	Adjustment	As Restated
	(In thousands of Euros)
Deferred gain on sale of assets	150,321	(150,321)	—
Total liabilities	9,943,936	(150,321)	9,793,615
Accumulated deficit	(10,053,630)	150,321	(9,903,309)
Stockholders' equity (deficit)	(6,679,268)	150,321	(6,528,947)
	Year Ended December 31, 2002
	Previously Reported	Adjustment	As Restated
	(In thousands of Euros, except per share data)
Gain (loss) on sale of assets and investment in affiliates	(29,587)	150,321	120,734
Net loss	(2,242,967)	150,321	(2,092,646)
Basic and diluted net loss per ordinary share	(5.42)	0.34	(5.08)

        The restatement had no effect on total cash flows from operating, investing or financing activities.

        The Company has reclassified gains and losses associated with the extinguishment of debt from extraordinary classification to a separate line as a component of income (loss) before income taxes and other items in the accompanying consolidated statements of operations to be consistent with presentation requirements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145").

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES

To the Board of Directors and Shareholders of United Pan-Europe Communications N.V.:

        We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements for the year ended December 31, 2002 of United Pan-Europe Communications N.V. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 31, 2003 except as to Note 19 to the consolidated financial statements for the year ended December 31, 2002, which is dated November 13, 2003. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements for the year ended December 31, 2002 taken as a whole. The 2001 and 2000 consolidated financial statements and 2001 and 2000 Schedules of United Pan-Europe Communications N.V. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the 2001 and 2000 financial statements and 2001 and 2000 Schedules, before the revision described in Note 7 to the 2002 consolidated financial statements, in their reports dated April 12, 2002. Such reports included an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern as the Company had suffered recurring losses from operations and had a net capital deficiency. The auditor's reports on the consolidated financial statements 2001 and 2000 also included an explanatory paragraph on the Company's changed method of accounting for derivative financial instruments as a result of the adoption, effective January 1, 2001, of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging activities".

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

        As discussed in Note 6 to the Schedules as of and for the year ended December 31, 2002, these Schedules have been restated.

Amstelveen, The Netherlands
March 31, 2003, except as to Note 6 to the Schedules, which is November 13, 2003.

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

ARTHUR ANDERSEN

Amstelveen, The Netherlands,
April 12, 2002

(This page has been left blank intentionally.)

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
	(As restated— See Note 6)
	(In thousands of Euros, except share and per share amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
Accounts payable, including related party payables of nil and 5,065, respectively	602	40,490
Accrued liabilities, including related party accrued liability of 129,450 and 18,080, respectively	–	140,345
Accrued liabilities, affiliated companies	–	30,909
Current portion of long-term debt, including related party debt of nil and 1,597,429, respectively	–	4,946,505

Total current liabilities not subject to compromise	602	5,158,249
Liabilities subject to compromise (Note 2):
Accounts payable	36,889	–
Accrued liabilities	351,500	–
Current portion of long-term debt, including related party debt of 1,463,923 and nil, respectively	4,148,889	–

Total current liabilities subject to compromise	4,537,278
Long-term debt, affiliated companies	423,462	785,556
Negative investment in and loans to affiliated companies	268,558	–
Other long-term liabilities	–	17,495

Total liabilities	5,229,900	5,961,300

Convertible preferred stock subject to compromise:
Convertible preferred stock (see Note 2 and 4)	1,664,689	–
Convertible preferred stock not subject to compromise:
Convertible preferred stock (see Note 4)	–	1,505,435
Shareholders' deficit
Priority stock, 1.0 par value, 300 shares authorized, 300 shares issued	–	–
Ordinary stock, 1.0 par value, 600,000,000 shares authorized, 443,417,525 and 441,246,729 shares issued, respectively	443,418	443,418
Additional paid-in capital	2,740,586	2,766,492
Deferred compensation	(16,888)	(52,088)
Accumulated deficit	(9,903,309)	(7,651,418)
Other cumulative comprehensive income	207,246	147,173

Total shareholders' deficit	(6,528,947)	(4,346,423)

Total liabilities and shareholders' deficit	365,642	3,120,312

The accompanying notes are an integral part of these financial statements.

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)

PARENT ONLY

SCHEDULE 1

Condensed Information as to the Financial Condition of Registrant

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 6)
	(In thousands of Euros, except share and per share amounts)
Management fee income from related parties	20,837	68,247	94,784
Corporate general and administrative expense	(46,733)	(84,251)	(38,149)
Depreciation and amortization	(18,128)	(99,361)	(28,678)
Impairment and restructuring charges	(1,333)	(99,766)	–

Net operating loss	(45,357)	(215,131)	27,957
Interest income	9,512	11,416	22,833
Interest income, affiliated companies	957,759	856,660	396,540
Interest expense	(332,522)	(455,386)	(505,276)
Interest expense, affiliated companies	(34,215)	–	–
Interest expense, related party	(168,994)	(65,800)	–
Gain on sale of assets and investment in affiliates	135,495	–	–
Gain on extinguishment of debt	347,207	–	–
Foreign exchange gain (loss) and other income (expense), net	425,658	(214,733)	(133,261)

Net gain (loss) before income taxes and other items	1,294,543	(82,974)	(191,207)
Reorganization expenses, net (Note 2)	(69,428)	–	–
Share in results of affiliated companies, net	(3,317,761)	(4,368,510)	(1,797,568)
Income tax expense	–	(54)	–

Net loss before cumulative effect of change in accounting principle	(2,092,646)	(4,451,538)	(1,988,775)
Cumulative effect of change in accounting principle	–	31,058	–

Net loss	(2,092,646)	(4,420,480)	(1,988,775)

Basic net loss attributable to common shareholders	(2,251,891)	(4,540,791)	(1,996,408)

Basic and diluted net loss per ordinary share before cumulative effect of change in accounting principle(1)	(1.70)	(10.32)	(4.56)

Basic and diluted net loss per ordinary share(1)	(5.08)	(10.27)	(4.56)

Weighted-average number of ordinary shares outstanding (1)	443,417,525	442,226,377	438,041,841

(1)
As adjusted for the stock splits.

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 6)
	(In thousands of Euros)
Cash flows from operating activities:
Net loss	(2,092,646)	(4,420,480)	(1,988,775)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	18,128	99,361	28,753
Amortization of deferred financing costs	13,537	9,712	8,071
Non-cash impairment and restructuring charges	1,333	99,766	–
Reorganization expenses	69,428	–	–
Accretion of interest	(713,671)	230,174	196,426
Share in results of affiliated companies, net	3,317,760	4,368,510	1,797,568
Compensation expense related to stock options	22,224	8,300	(53,645)
Exchange rate (gain) loss, net	(558,238)	63,397	103,158
Gain on extinguishment of debt	(347,207)	–	–
Cumulative effect of change in accounting principle	–	(31,058)	–
Loss on derivative assets	135,745	128,154	–
Gain on sale of assets and investment in affiliates	(135,495)	–	–
Other	–	7,800	1,531
Changes in assets and liabilities:
Increase (decrease) in receivables	(23,942)	309,147	(3,252)
Decrease (increase) in other non-current assets		–	(2,496)
Increase (decrease) in other current liabilities	204,763	6,429	131,532
Increase (decrease) in deferred taxes and other long-term liabilities	(16,718)	–	(3,575)

Net cash flows from operating activities	(104,999)	879,212	215,296

Cash flows from investing activities:
Restricted cash deposited, net	(654)	(1,469)	18,262
Investments in, loans to and advances to affiliated companies, net	72,160	(1,610,876)	(3,573,151)
Investments in securities, net	–	–	(27,518)
Capital expenditures	(4,980)	(29,095)	(217,372)
Sale of assets	21,941	–	–

Net cash flows from investing activities	88,467	(1,641,440)	(3,799,779)

Cash flows from financing activities:
Proceeds from initial public offering, net	–	1,786	–
Proceeds from issuance of convertible preferred stock	–	–	1,423,148
Proceeds from contribution shareholder	–	–	7,401
Proceeds from senior notes	–	–	1,594,161
Proceeds from short-term borrowings	–	–	227,381
Proceeds from long- and short-term borrowings, affiliated companies	–	123,004	315,923
Deferred financing costs	–	–	(39,505)
Repayments of long and short-term borrowings	–	–	(227,381)

Net cash flows from financing activities	–	124,790	3,301,128

Effect of exchange rates on cash	(34)	–	–

Net increase (decrease) in cash and cash equivalents	(16,566)	(637,438)	(283,355)
Cash and cash equivalents at beginning of period	29,560	666,998	950,353

Cash and cash equivalents at end of period	12,994	29,560	666,998

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)

PARENT ONLY

SCHEDULE I

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

6.     Restatement of Financial Statements

        We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholders, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was 150.3 million. Previously we concluded that generally accepted accounting principles precluded the recognition of a gain upon deconsolidation because there were significant uncertainties regarding the realization of such gain. Based on further analysis, we revised our conclusion, and as such we have restated our financial statements as of and for the year ended December 31, 2002, to recognize a gain from the reversal of this net negative investment, effective August 1, 2002. This restatement affected our previously issued financial statements as follows:

	December 31, 2002
	Previously Reported	Adjustment	As Restated
	(In thousands of Euros)
Deferred gain on sale of assets	150,321	(150,321)	–
Long-term liabilities not subject to compromise	842,341	(150,321)	692,020
Accumulated deficit	(10,053,630)	150,321	(9,903,309)
Stockholders' equity (deficit)	(6,679,268)	150,321	(6,528,947)
	Year Ended December 31, 2002
	Previously Reported	Adjustment	As Restated
	(In thousands of Euros, except per share data)
Gain (loss) on sale of assets and investment in affiliates(1)	(14,826)	150,321	135,495
Net loss	(2,242,967)	150,321	(2,092,646)
Basic and diluted net loss per ordinary share	(5.42)	0.34	(5.08)
(1)
The amount previously reported was included in Foreign exchange gain (loss) and other income (expense), net

        The restatement had no effect on total cash flows from operating, investing or financing activities.

        The Company has reclassified gains and losses associated with the extinguishment of debt from extraordinary classification to a separate line as a component of income (loss) before income taxes and other items in the accompanying statements of operations to be consistent with presentation requirements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145").

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)

SCHEDULE II

Valuation and Qualifying Accounts

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

Merrill Corporation Ltd, London
03LON2042

QuickLinks

Explanatory Note
Table of Contents
PART I
  Item 1. Business
Other Information
Regulation–General
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Consolidated Capital Expenditures
Statements of Cash Flows
Selected Quarterly Financial Data
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Summary Compensation Table(1)
Option Grants in Last Fiscal Year
Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Index to Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS (Stated in thousands of Euros, except share and per share amounts)
  Item 1. Financial Statements
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in thousands of Euros, except share and per share amounts)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Stated in thousands of Euros)
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF CASH FLOWS All amounts in thousands Euros, unless otherwise stated
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS All amounts in Euros, unless otherwise stated
REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES
INDEPENDENT AUDITORS' REPORT ON SCHEDULES
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) PARENT ONLY SCHEDULE 1 Condensed Information as to the Financial Condition of Registrant
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) PARENT ONLY SCHEDULE 1 Condensed Information as to the Financial Condition of Registrant
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) PARENT ONLY SCHEDULE I Condensed Information as to the Financial Condition of Registrant
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) PARENT ONLY SCHEDULE I
UNITED PAN-EUROPE COMMUNICATIONS N.V. (DEBTOR-IN-POSSESSION) SCHEDULE II Valuation and Qualifying Accounts