Form 10-Q/A
period 2003-03-31
UGC EUROPE INC
filed 2003-11-13
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED PAN-EUROPE COMMUNICATIONS N.V.
(DEBTOR-IN-POSSESSION)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

        We are filing this Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003 to amend Item No. 1 to revise our previous disclosure to reflect a gain from the dilution of our interest in UPC Germany in July 2002 in the consolidated financial statements for the fiscal year ended December 31, 2002. Our Form 10-K for the fiscal year ended December 31, 2002 has been amended to reflect this change. See Note 15 to our unaudited condensed consolidated financial statements for a detailed explanation. We are also amending Item No. 4 to clarify our disclosure regarding disclosure controls and procedures and changes in internal controls.

PART I–FINANCIAL INFORMATION

PART II–OTHER INFORMATION

		Page Number
Item 1.	Legal Proceedings	54
Item 2.	Changes in Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Submission of Matters to a Vote of Security Holders	54
Item 5.	Other Information	54
Item 6.	Exhibits and Reports on Form 8-K	57

PART I–FINANCIAL INFORMATION

Item 1.

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
	(As restated—See Note 15)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of 5,908 and 5,189 respectively	161,672	166,679
Accrued liabilities	256,091	281,211
Subscriber prepayments and deposits	170,105	121,749
Derivative liabilities	–	10,133
Short-term debt	59,535	58,363
Current portion of long-term debt	3,147,014	3,212,302

Total current liabilities not subject to compromise	3,794,417	3,850,437

Subject to compromise:
Accounts payable	36,889	36,889
Accrued liabilities	342,309	351,500
Current portion of long-term debt, including related party debt of 2,280,824 and 2,358,380 respectively	4,881,701	5,043,346

Total current liabilities subject to compromise	5,260,899	5,431,735

Long-term liabilities not subject to compromise:	.
Long term debt	420,589	427,444
Other long-term liabilities	81,826	83,999

Total long-term liabilities not subject to compromise	502,415	511,443

Commitments and contingencies (Note 8)
Minority interests in subsidiaries	1,541	1,660

Convertible preferred stock subject to compromise:
Convertible preferred stock	1,664,689	1,664,689

Shareholders' equity (deficit)
Priority stock, 0.02 par value, 300 shares authorized, issued and outstanding	–	–
Ordinary stock, 0.02 par value, 1,000,000,000 shares authorized, 443,417,525 shares issued and outstanding	8,868	443,418
Additional paid-in capital	3,175,136	2,740,586
Deferred compensation	(12,995)	(16,888)
Accumulated deficit	(9,856,986)	(9,903,309)
Accumulated other comprehensive income	236,285	207,246

Total shareholders' equity (deficit)	(6,449,692)	(6,528,947)

Total liabilities and shareholders' equity (deficit)	4,774,269	4,931,017

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Stated in thousands of Euros, except number of shares)
(Unaudited)

	Priority Stock		Ordinary Stock					Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
							(As restated—See Note 15)
Balances, December 31, 2002	300	–	443,417,525	443,418	2,740,586	(16,888)	(9,903,309)	207,246	(6,528,947)
Decrease in nominal value	–	–	–	(434,550)	434,550	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	3,893	–	–	3,893
Net income	–	–	–	–	–	–	46,323	–	46,323
Unrealized gain in available-for-sale securities	–	–	–	–	–	–	–	2,860	2,860
Change in fair value of derivative assets	–	–	–	–	–	–	–	6,402	6,402
Change in foreign currency translation adjustments.	–	–	–	–	–	–	–	19,777	19,777

Balances, March 31, 2003	300	–	443,417,525	8,868	3,175,136	(12,995)	(9,856,986)	236,285	(6,449,692)

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

        Following is a reconciliation of Adjusted EBITDA to UPC's net income (loss) for the three months ended March 31, 2003 and 2002.

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

15.   Restatement of Financial Statements

        We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was 150.3 million. Previously we concluded that generally accepted accounting principles precluded the recognition of a gain upon deconsolidation because there were significant uncertainties regarding the realization of such gain. Based on further analysis, we revised our conclusion, and as such we have restated our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2003, to recognize a gain from the reversal of this net negative investment, effective August 1, 2002. This restatement affected our previously issued unaudited condensed consolidated financial statements as follows:

	March 31, 2003
	Previously Reported	Adjustment	As Restated
	(In thousands of Euros)
Deferred gain on sale of assets	150,321	(150,321)	–
Long-term liabilities not subject to compromise	652,736	(150,321)	502,415
Accumulated deficit	(10,007,307)	150,321	(9,856,986)
Stockholders' equity (deficit)	(6,600,013)	150,321	(6,449,692)

        The restatement had no effect on the net income (loss) for the three months ended March 31, 2003 or 2002, respectively.

        The restatement had no effect on total cash flow from operating, investing or financing activities.

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

Adjusted EBITDA

        We refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for a definition of Adjusted EBITDA and a reconciliation of total Adjusted EBITDA to consolidated net income (loss).

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

  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objective.

(b)   Changes in internal controls.

  There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the last fiscal quarter covered by this report on Form 10-Q/A that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II–OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding developments in certain legal proceedings to which the Company or any of its subsidiaries is a party, see Notes 8 and 15 to our condensed consolidated financial statements included elsewhere herein.

Item 2.    Changes in Securities and Use of Proceeds

        None.

Item 3.    Defaults upon Senior Securities

        For information regarding the defaults on our senior securities, see Note 2 to our condensed consolidated financial statements included elsewhere herein.

Item 4.    Submission of Matters to a Vote of Security Holders

        For information regarding submission of matters to a vote of security holders, see Note 2 to our condensed consolidated financial statements included elsewhere herein.

Item 5.    Other information

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

UGC EUROPE, INC. a Delaware corporation
By:	/s/ CHARLES H.R. BRACKEN Charles H.R. Bracken Chief Financial Officer Date: November 13, 2003
By:	/s/ RUTH PIRIE Ruth Pirie Principal Accounting Officer Date: November 13, 2003

QuickLinks

Explanatory Note
TABLE OF CONTENTS
PART I–FINANCIAL INFORMATION
  Item 1.
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
Consolidated Capital Expenditures
Statements of Cash Flows
New Accounting Principles
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
PART II–OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES