Form 10-Q/A
period 2003-06-30
UGC EUROPE INC
filed 2003-11-13
CIK 1070778

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

Explanatory Note

        We are filing this Form 10-Q/A (Amendment No. 1) for the quarter ended June 30, 2003 to amend Item No. 1 to revise our previous disclosure to reflect a gain from the dilution of our interest in UPC Germany in July 2002 in the consolidated financial statements for the fiscal year ended December 31, 2002. Our Form 10-K for the fiscal year ended December 31, 2002 has been amended to reflect this change. See Note 14 to our unaudited condensed consolidated financial statements for a detailed explanation. We are also amending Item No. 4 to clarify our disclosure regarding disclosure controls and procedures and changes in internal controls.

PART I–FINANCIAL INFORMATION

PART II–OTHER INFORMATION

Page Number
Item 1. Legal Proceedings	49
Item 2. Changes in Securities and Use of Proceeds	49
Item 3. Defaults Upon Senior Securities	49
Item 4. Submission of Matters to a Vote of Security Holders	49
Item 5. Other Information	49
Item 6. Exhibits and Reports on Form 8-K	51

PART I–FINANCIAL INFORMATION

Item 1.    Financial Statements

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
	(As restated—See Note 14)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of 4,821 and 5,189, respectively	158,367	166,679
Accrued liabilities	248,971	281,211
Subscriber prepayments and deposits	137,703	121,749
Derivative liabilities	4,089	10,133
Short-term debt	5,243	58,363
Current portion of long-term debt	3,357,791	3,212,302

Total current liabilities not subject to compromise	3,912,164	3,850,437

Subject to compromise:
Accounts payable	36,889	36,889
Accrued liablities	329,013	351,500
Current portion of long-term debt, including related party debt of 2,180,560 and 2,358,380, respectively	4,672,594	5,043,346

Total current liabilities subject to compromise	5,038,496	5,431,735

Long-term liabilities
Not subject to compromise:
Long term debt	60,209	427,444
Other long-term liabilities	85,605	83,999

Total long-term liabilities not subject to compromise	145,814	511,443

Guarantees, commitments and contingencies (Note 8)
Minority interests in subsidiaries	1,504	1,660

Convertible preferred stock subject to compromise:
Convertible preferred stock	1,664,689	1,664,689

Shareholders' equity (deficit)
Priority stock, EUR 0.02 par value, 300 shares authorized, issued and outstanding	–	–
Ordinary stock, EUR 0.02 par value, 1,000,000,000 shares authorized, 443,417,525 shares issued and outstanding	8,868	443,418
Additional paid-in capital	3,192,883	2,740,586
Deferred compensation	(9,061)	(16,888)
Accumulated deficit	(9,781,831)	(9,903,309)
Accumulated other comprehensive income	278,809	207,246

Total shareholders' equity (deficit)	(6,310,332)	(6,528,947)

Total liabilities and shareholders' equity (deficit)	4,452,335	4,931,017

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

UNITED PAN-EUROPE COMMUNICATIONS N.V.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(Stated in thousands of Euros, except number of shares)
(Unaudited)

	Priority Stock		Ordinary Stock
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount					Total
							(As restated—See Note 14)
December 31, 2002	300	–	443,417,525	443,418	2,740,586	(16,888)	(9,903,309)	207,246	(6,528,947)
Decrease in nominal value	–	–	–	(434,550)	434,550	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	7,827	–	–	7,827
Capital contribution from subsidiary of parent	–	–	–	–	17,747	–	–	–	17,747
Net income	–	–	–	–	–	–	121,478	–	121,478
Unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	17,196	17,196
Change in fair value of derivative assets	–	–	–	–	–	–	–	10,133	10,133
Change in foreign currency translation adjustments	–	–	–	–	–	–	–	44,234	44,234

June 30, 2003	300	–	443,417,525	8,868	3,192,883	(9,061)	(9,781,831)	278,809	(6,310,332)

	June 30, 2003	December 31, 2002
	(In thousands of Euros)
Foreign currency translation adjustments	275,861	231,627
Fair value of derivative assets	–	(10,133)
Unrealized gain on available-for-sale securities	2,948	(14,248)

Total accumulated other comprehensive income	278,809	207,246

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

        Upon completion of the restructuring, the Company will have substantially delevered its balance sheet, reducing its total long- and short-term debt from 8.9 billion at December 3, 2002, the date it commenced the Chapter 11 case, to approximately 3.4 billion, of which approximately 3.0 billion relates to the principal amount outstanding under its bank credit facility. At the completion of the Company's restructuring, the bank facility will constitute the Company's only outstanding long-term debt.

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

Reclassifications

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

14.   Restatement of Financial Statements

        We consolidated the financial results of UPC Germany prior to July 2002, as we held an indirect approximate 51% majority voting equity interest. At the end of July 2002, our ownership interest in UPC

Germany was reduced from approximately 51% to approximately 29% as a result of a pre-existing call right held by the minority shareholder, which became exercisable in February 2002 as a result of certain events of default under several of our debt agreements. Accordingly, we deconsolidated UPC Germany effective August 1, 2002. Upon deconsolidation, our net negative investment in UPC Germany was 150.3 million. Previously we concluded that generally accepted accounting principles precluded the recognition of a gain upon deconsolidation because there were significant uncertainties regarding the realization of such gain. Based on further analysis, we revised our conclusion, and as such we have restated our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2003 to recognize a gain from the reversal of this net negative investment, effective August 1, 2002. This restatement affected our previously issued unaudited condensed consolidated financial statements as follows:

	June 30, 2003
	Previously Reported	Adjustment	As Restated
	(In thousands of Euros)
Deferred gain on sale of assets	150,321	(150,321)	–
Long-term liabilities not subject to compromise	296,135	(150,321)	145,814
Accumulated deficit	(9,932,152)	150,321	(9,781,831)
Stockholders' equity (deficit)	(6,460,653)	150,321	(6,310,332)

        The restatement had no effect on the net income (loss) for the six months ended June 30, 2003 or 2002, respectively.

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

Adjusted EBITDA

        We refer to our segment information in the accompanying notes to the unaudited condensed consolidated financial statements for a definition of Adjusted EBITDA and a reconciliation of total segment Adjusted EBITDA to consolidated net income (loss).

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
  Item 1. Financial Statements
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