Form 10-Q
period 2003-09-30
UGC EUROPE INC
filed 2003-11-13
CIK 1070778

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 005-55939

UGC EUROPE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0173340 (I.R.S. Employer Identification No.)
4643 South Ulster Street, Suite 1300 Denver, Colorado (Address of principal executive offices)	80237 (Zip code)
(303) 220-4204 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock as of November 1, 2003 was:

49,985,521 shares of common stock, par value USD 0.01 per share.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 3.	Defaults upon Senior Securities	47
Item 5.	Other Information	47
Item 6.	Exhibits and Reports on Form 8-K	49

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

UGC EUROPE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in thousands of Euros, except par value and number of shares)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	176,837	255,062
Restricted cash	28,340	18,352
Subscriber receivables, net of allowance for doubtful accounts of 30,222 and 52,232, respectively	58,929	95,526
Costs to be reimbursed by affiliated companies	2,624	4,054
Other receivables	31,175	40,588
Deferred financing costs, net	2,207	59,375
Prepaid expenses and other current assets	47,445	79,345

Total current assets	347,557	552,302
Marketable debt and equity securities, at fair value	36,306	12,760
Investments in and advances to affiliated companies	49,128	114,680
Property, plant and equipment, net	2,796,667	3,175,363
Goodwill, net	990,043	995,946
Other intangible assets, net	75,158	76,331
Deferred financing costs, net	42,164	–
Other assets	2,418	3,635

Total assets	4,339,441	4,931,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

	September 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Not subject to compromise:
Accounts payable, including related party payables of 1,520 and 5,189, respectively	147,379	166,679
Accrued liabilities	279,469	281,211
Subscriber prepayments and deposits	127,700	121,749
Derivative liabilities	10,331	10,133
Short-term debt	–	58,363
Current portion of long-term debt	166,909	3,212,302

Total current liabilities not subject to compromise	731,788	3,850,437

Subject to compromise:
Accounts payable	343	36,889
Accrued liabilities	–	351,500
Short term debt	5,257	–
Current portion of long-term debt, including related party debt of nil and 2,358,380, respectively	330,315	5,043,346

Total current liabilities subject to compromise	335,915	5,431,735

Long-term liabilities
Not subject to compromise:
Long term debt	2,882,452	427,444
Other long-term liabilities	83,554	83,999

Total long-term liabilities not subject to compromise	2,966,006	511,443

Guarantees, commitments and contingencies (Note 6)
Minority interests in subsidiaries	1,433	1,660

Convertible preferred stock	–	1,664,689

Shareholders' equity (deficit)
Preferred stock, USD 0.01 par value, 50,000,000 shares authorized, none issued and outstanding	–	–
Ordinary stock, USD 0.01 par value, 250,000,000 shares authorized, 49,985,101 and 785,101 shares issued and outstanding, respectively	461	7
Additional paid-in capital	8,165,046	3,183,997
Deferred compensation	–	(16,888)
Accumulated deficit	(8,161,446)	(9,903,309)
Accumulated other comprehensive income	300,238	207,246

Total shareholders' equity (deficit)	304,299	(6,528,947)

Total liabilities and shareholders' equity (deficit)	4,339,441	4,931,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

UGC EUROPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Stated in thousands of Euros, except number of shares)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statements of Operations
Revenue	367,240	340,872	1,085,725	1,046,101
Operating expense(1)	(146,024)	(186,220)	(459,636)	(566,952)
Selling, general and administrative expense	(92,596)	(81,837)	(287,466)	(297,909)
Depreciation and amortization	(154,112)	(189,779)	(491,379)	(534,679)
Impairment and restructuring charges	407	1,413	1,370	(23,635)

Operating income (loss)	(25,085)	(115,551)	(151,386)	(377,074)
Interest income	1,661	597	6,382	17,309
Interest expense	(60,420)	(154,594)	(220,832)	(486,661)
Interest expense—related party	–	(59,353)	–	(182,427)
Provision for loss on investments	–	(7,957)	–	(7,957)
Foreign currency exchange gain (loss)	(234,331)	(9,977)	100,274	511,281
Gain on extinguishment of debt	1,944,330	–	2,013,694	471,718
Gain on sale of investment in affiliate to related party	–	–	25,518	–
Gain (loss) on sale of assets and investment in affiliates	(507)	146,601	(754)	134,509
Other income (expense), net	(572)	(6,217)	(14,597)	(170,791)

Income (loss) before income taxes and other items	1,625,076	(206,451)	1,758,299	(90,093)
Reorganization expense	(5,569)	–	(18,062)	–
Income tax expense, net	(802)	–	(1,993)	(1,607)
Minority interests in subsidiaries, net	44	(10,323)	(31)	(10,387)
Share in results of affiliates, net	1,636	2,779	3,650	(36,913)

Income (loss) before cumulative effect of change in accounting principle	1,620,385	(213,995)	1,741,863	(139,000)
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Net income (loss)	1,620,385	(213,995)	1,741,863	(1,637,871)

Earnings per share (Note 7):
Basic income (loss) before cumulative effect of change in accounting principle	102.85	(315.86)	298.79	(307.99)
Cumulative effect of change in accounting principle	–	–	–	(1,909.14)

Basic net income (loss)	102,85	(315.86)	298.79	(2,217.14)

Earnings per share (note 7):
Diluted income (loss) before cumulative effect of change in accounting principle	101.48	(315.86)	257.53	(307.99)
Cumulative effect of change in accounting principle	–	–	–	(1,909.14)

Diluted net income (loss)	101.48	(315.86)	257.53	(2,217.14)

Statements of Comprehensive Income
Net income (loss)	1,620,385	(213,995)	1,741,863	(1,637,871)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,260	(11,916)	60,494	499
Change in fair value of derivative assets	–	(57)	10,133	13,155
Change in unrealized gain in available-for-sale securities	5,169	(6,224)	22,365	(22,253)

Comprehensive income (loss)	1,641,814	(232,192)	1,834,855	(1,646,470)

(1)
Excluding depreciation and amortization, and impairment and restructuring charges shown separately below.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UGC EUROPE, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(Stated in thousands of Euros, except number of shares)

(Unaudited)

	Priority Stock		Ordinary Stock
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount	Shares(1)	Amount					Total
December 31, 2002(2)	–	–	785,101	7	3,183,997	(16,888)	(9,903,309)	207,246	(6,528,947)
Issuance of stock for the exchangeable loan held by parent	–	–	23,853,179	220	863,433	–	–	–	863,653
Issuance of stock for notes held by parent	–	–	8,896,821	82	1,547,979	–	–	–	1,548,061
Issuance of stock for preferred stock held by parent	–	–	200,000	2	1,664,687	–	–	–	1,664,689
Issuance of stock for notes held by third parties	–	–	16,250,000	150	887,203	–	–	–	887,353
Amortization of deferred compensation	–	–	–	–	–	10,685	–	–	10,685
Cancellation of UPC NV stock option plans	–	–	–	–	–	6,203	–	–	6,203
Capital contribution from parent	–	–	–	–	17,747	–	–	–	17,747
Net income	–	–	–	–	–	–	1,741,863	–	1,741,863
Unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	22,365	22,365
Change in fair value of derivative assets	–	–	–	–	–	–	–	10,133	10,133
Change in foreign currency translation adjustments	–	–	–	–	–	–	–	60,494	60,494

September 30, 2003	–	–	49,985,101	461	8,165,046	–	(8,161,446)	300,238	304,299

(1)
Additional shares may be issued based upon potential resolution of general unsecured claims resulting from the UPC Chapter 11 Case.

(2)
As part of the Chapter 11 Case, holders of UPC shares contributed to UGCE any and all UPC Ordinary Shares A, UPC Preference Shares A and UPC Priority Shares in exchange for UGCE Common Shares. Shareholders receive 0.0018 UGCE Share in exchange for 1 UPC Ordinary Share A. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the exchange of the UPC shares and UPC Priority Shares into UGCE shares and the UGCE shares issued upon incorporation of UGCE.

UGCE shares issued upon incorporation	1,000 shares
UGCE shares in exchange for 300 UPC Priority Shares	1 share
UGCE shares in exchange for 443,417,525 UPC Ordinary Shares	784,100 shares
Total UGCE shares	785,101 shares

The accompanying notes are an integral part of these condensed consolidated financial statements.

UGC EUROPE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in thousands of Euros)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	1,741,863	(1,637,871)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Accretion of interest	26,351	263,948
Amortization of deferred financing costs	14,887	19,999
Cumulative effect of change in accounting principle	–	1,498,871
Depreciation and amortization	491,379	534,679
Foreign exchange gain	(88,540)	(515,428)
Gain on sale of investment in affiliate to related party	(25,518)	–
Gain on extinghuisment of debt	(2,013,694)	(471,718)
Impairment and restructuring charges	–	23,635
Loss on derivative assets	10,311	179,686
Gain on sale of assets and investment in affiliates, net	(915)	(142,720)
Minority interests in subsidiaries, net	31	10,387
Provision for loss on investments	–	7,957
Share in results of affiliates, net	(3,650)	36,913
Stock-based compensation	18,717	19,162
Adjustment of UPC Polska Bonds to allowed claim value	(17,266)	–
Other	1,074	(50)
Decrease in restricted cash	–	30,314
Change in receivables	54,316	62,058
Change in other current liabilities	3,022	(211,556)
Change in deferred taxes and other long-term liabilities	(106)	(6,991)

Net cash flows from operating activities	212,262	(298,725)

Cash flows from investing activities:
Capital expenditures	(172,735)	(191,251)
Proceeds received from the sale of assets	101,165	21,526
Restricted cash deposited, net	(9,988)	(11,865)
Purchase of derivatives	(9,090)	–
Germany deconsolidated cash	–	(9,404)
Derivative loan settlement	(50,975)	–
Investments in and advances to affiliated companies, net of repayment	–	745
Dividends received	3,745	8,031
Acquisitions, net of cash acquired	(689)	(24,060)

Net cash flows from investing activities	(138,567)	(206,278)

Cash flows from financing activities:
Proceeds from long-term and short-term borrowings	10,000	10,008
Repayments of long-term and short-term borrowings	(150,186)	(60,122)

Net cash flows from financing activities	(140,186)	(50,114)

Effect of exchange rates on cash	(11,734)	1,210

Net decrease in cash and cash equivalents	(78,225)	(553,907)
Cash and cash equivalents at beginning of period	255,062	855,001

Cash and cash equivalents at end of period	176,837	301,094

Supplemental cash flow disclosures:
Cash paid for reorganization expenses	(22,966)	–

Cash paid for interest	(147,098)	(223,832)

Cash received for interest	4,860	15,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

UGC EUROPE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Nature of Operations

        UGC Europe, Inc. ("UGC Europe" or the "Company"), is one of the leading broadband communications and entertainment companies in Europe. Through its broadband networks, UGC Europe provides television, internet access, telephone and programming services. UGC Europe's operations are currently organized into two principal divisions—UPC Broadband and chello Media. UPC Broadband delivers video, internet access and telephone services to residential customers, and chello Media provides broadband internet and interactive digital products and services. The chello Media division also includes Priority Telecom, which operates a competitive local exchange carrier business providing telephone and data network solutions to the business market, and the group's investment holdings. UGC Europe is a successor issuer and parent company to United Pan-Europe Communications N.V., or "UPC." In September 2003, UPC completed the restructuring of its balance sheet in United States and Dutch proceedings described below in Note 2 and, as a result, UnitedGlobalCom, Inc. ("United") and certain other creditors of UPC and holders of UPC's ordinary shares became stockholders of UGC Europe. UGC Europe's common stock is listed on the Nasdaq National Market under the symbol "UGCE."

        All monetary amounts included in these notes are stated in Euros, unless indicated otherwise.

2.     Reorganization under Bankruptcy Code

        On December 3, 2002, UPC filed a petition for relief under Chapter 11 (the "Chapter 11 Case") of the United States Bankruptcy Code (the "U.S. Bankruptcy Code"). On the same date UPC filed a pre-negotiated plan of reorganization, as modified (the "Plan"), with the United States Bankruptcy Court for the Southern District of New York. In general, the Plan provided for the transfer of shares of the Company's common stock for various claims against, and equity interests in UPC. In conjunction with the commencement of the Chapter 11 Case, on December 3, 2002, UPC commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law and filed a proposed plan of compulsory composition (the "Akkoord") with the Amsterdam Court (Rechtbank) under the Dutch Bankruptcy Code. The restructuring contemplated by the Plan and the Akkoord was completed on September 3, 2003.

        As previously reported, the Plan was confirmed by the U.S. Bankruptcy Court on February 21, 2003, the ratification of the Akkoord which occurred on March 14, 2003, was appealed to the Dutch Supreme Court and the Dutch Implementation Offer was extended to August 30, 2003. On August 26, 2003, the Dutch Supreme Court rejected the appeal of the ratification of the Akkoord and ruled in favour of UPC. UPC completed all the required actions and satisfied all of the conditions to its Plan and the effective date of its emergence from Chapter 11 Reorganization, Dutch Moratorium and Akkoord proceeding was September 3, 2003. Also on September 3, 2003, the Dutch Implementing Offer became unconditional.

        On September 24, 2003, a shareholders' resolution was adopted at a general meeting of shareholders and a meeting of holders of Ordinary Shares A of UPC to cancel all such Ordinary Shares A. It is anticipated that such resolution will be implemented at the end of November 2003.

        Upon consummation of the restructuring, UPC recognized a gain on the effective retirement of its senior notes, senior discount notes and its Exchangeable Loan. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value on September 3, 2003. This fair value was significantly less than the accreted value of such debt securities as reflected in the Company's historical consolidated financial statements. Accordingly, the Company recognized a gain of 1.9 billion on the extinguishment of debt outstanding equal to the excess of the then accreted value of such debt over the fair value of UGC Europe common stock. In addition, UPC recognized a gain of 9.3 million with the cancellation of certain payables.

        With the successful completion of its restructuring, UGC Europe believes that its existing cash balances, working capital, cash flow from operations and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the next year. However, should the operating results fall short of management's expectations, revisions to UGC Europe's bank facility or additional debt or equity may be necessary. Such debt or equity may not be able to be obtained in a timely manner or on acceptable terms.

3.     Basis of Presentation

Basis of Presentation

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles, generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal cause of business.

        The Company prepared its consolidated financial statements in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under Bankruptcy Code ("SOP 90-7"). This in connection with UPC's bankruptcy proceeding through September 3, 2003 and UPC Polska's continued bankruptcy (for UPC Polska, see Note 3. "Polish Restructuring"). In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under a plan of reorganization are segregated in the condensed consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the bankruptcy proceedings rather than at the estimated amounts for which those allowed claims might be settled as a result of the approval of the plan of reorganization. The estimates for allowable amounts are based on accounting records, discussions with creditors and amounts as documented in the plan of reorganization.

        The Company recorded reorganization gains for UPC and UPC Polska of 5.6 million and 18.1 million, respectively, for the three and nine months period ended September 30, 2003. The reorganization expense for UPC for the three and nine months period ended September 30, 2003 is as follows (for UPC Polska see Note 3. "Polish Restructuring"):

	Three months ended September 30,	Nine months ended September 30,
	2003	2003
	(In thousands of Euros)
Professional fees	21,287	33,780

Total reorganization expense	21,287	33,780

        Liabilities and convertible preferred stock included in the consolidated debtor-in-possession balance sheet as of December 31, 2002, which were subject to compromise under the terms of the Plan, are summarized as follows (in thousands of Euros):

December 31, 2002
Movieco (Cinenova)	11,667
Philips	25,222

Total accounts payable	36,889

Accrued interest	351,500

July 1999 notes	1,513,558
October 1999 notes	1,027,625
January 2000 notes	1,607,706
The Exchangeable Loan	894,457

Total senior notes, senior discount notes and other debt (see Note 7)	5,043,346

Convertible preferred stock	1,664,689

Total liabilities subject to compromise	7,096,424

Comparative figures

        Certain prior period amounts have been reclassified to conform to the current period presentation. The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 required the Company to reclassify gains and losses associated with the extinguishment of debt from extraordinary classification to other income (expense) in the accompanying condensed consolidated statements of operations.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a direct or indirect majority voting interest.

        For those investments in companies in which the Company's voting interest is 20.0% to 50.0%, the Company's investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments.

Polish Restructuring

        A Delaware subsidiary of the Company, UPC Polska, Inc. ("UPC Polska") has over time incurred substantial debt, significant operating losses and negative cash flow which were driven by the large capital investment required for the construction and acquisition of cable networks, acquisition of programming rights and the costs associated with commencing DTH and programming operations. After commencing an internal reorganization in 2001 and discussions with its creditors throughout 2002, UPC Polska, directly and through its advisors, started discussions with UPC, UPC Telecom B.V. (a subsidiary of UPC), Belmarken (collectively, the "UPC Entities") and a group of holders of UPC Polska's outstanding senior discount notes due 2008 and 2009 (the "UPC Polska Notes). These discussions culminated in the execution, on June 19, 2003, of a restructuring agreement (the "Restructuring Agreement"), which was extended to an additional creditor on July 2, 2003. The Restructuring Agreement provides for a restructuring substantially on the same terms contained in the plan of reorganization.

        In the Restructuring Agreement, the parties agreed to implement the proposed restructuring through a plan of reorganization under Chapter 11. UPC Telecom B.V. and Belmarken and the participating noteholders also agreed, subject to the terms and conditions of the Restructuring Agreement, to vote their claims in favor of the plan of reorganization. As of the date of this filing, the participating noteholders (excluding UPC Telecom and Belmarken) represented approximately 75% (in value) of all outstanding UPC Polska Notes held by third parties that are not affiliates of UPC Polska (approximately 17% of all outstanding UPC Polska Notes are held by UPC Telecom).

        On October 27, 2003, UPC Polska filed an amended disclosure statement and amended plan of reorganization with the U.S. Bankruptcy Court. A hearing was held in the U.S. Bankruptcy Court on October 29, 2003, pursuant to which the Bankruptcy Court approved the amended disclosure statement. A hearing for confirmation of the amended plan of reorganization is scheduled for December 3, 2003. The Company presently expects that the amended plan of reorganization will become effective and the restructuring will be completed by the end of 2003.

        The Polska Creditors Committee has informed UPC Polska that it does not intend to support the amended plan of reorganization or the proposed restructuring as currently proposed. The Company believes that the bondholders owning 75% (in value) of the UPC Polska Notes held by unaffiliated third parties, including four of the seven members of the Polska Creditors Committee, are obligated by the Restructuring Agreement to vote their claims in favour of the amended plan of reorganization.

        The restructuring contemplated by the Restructuring Agreement is subject to various closing conditions. It is currently anticipated that the Company will continue to own 100% of UPC Polska after the consummation of the restructuring.

        The consolidated financial statements include the accounts of UPC Polska, which on July 7, 2003, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Although the U.S. bankruptcy laws convey jurisdiction to the bankruptcy court, the Company believes during the bankruptcy proceedings that it will have the ability to substantively control UPC Polska for the following primary reasons:

  •
  As the sole equity holder of UPC Polska, the Company's wholly-owned subsidiary, UPC Telecom, had majority voting control before UPC Polska commenced voluntary bankruptcy proceedings, and the Company expects that its wholly-owned subsidiaries will have majority voting control of UPC Polska on its emergence from bankruptcy;

  •
  The Company's wholly-owned subsidiaries were able to negotiate the prearranged form of the voluntary bankruptcy filing, by obtaining the agreement of the other key stakeholders (unaffiliated third-party bondholders) that the Company's wholly-owned subsidiaries would continue to be UPC Polska's controlling equity holder upon UPC Polska's emergence from bankruptcy;

  •
  Based on an evaluation of pre-arranged debtor-in-possession bankruptcies filed in the U.S., and of the material terms of the Restructuring Agreement reached with the requisite majority of UPC Polska's unaffiliated third party bondholders, the Company believes that the U.S. Bankruptcy Court will confirm UPC Polska's plan of reorganization which is based on the Restructuring Agreement;

  •
  The Company believes the rights exercised by the U.S. Bankruptcy Court are protective in nature and, therefore, do not affect its wholly-owned subsidiaries' continued substantive control over UPC Polska; and

  •
  The Company believes that consolidating UPC Polska provides the best and most transparent financial reporting to users of the Company's financial statements.

        Accordingly, the accounts of UPC Polska have been consolidated for all periods presented in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

        In connection with its Chapter 11 case UPC Polska is required to prepare its consolidated financial statements as of September 30, 2003 in accordance with SOP 90-7. In accordance with SOP 90-7, all of UPC Polska's pre-petition liabilities that are subject to compromise under UPC Polska's proposed plan of reorganization are segregated in the Company's consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the UPC Polska's Chapter 11 case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approval of the UPC Polska plan of reorganization. The following table presents condensed consolidated financial information for UPC Polska in accordance with SOP 90-7.

September 30, 2003
(In thousands of Euros)
UPC Polska Balance Sheet
Assets
Current assets	112,507
Long-term assets	93,289

Total assets	205,796

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Not subject to compromise:
Accounts payable, accrued liabilities, debt and other	41,861
Intercompany payable to UGC Europe(1)	3,037

Total current liabilities not subject to compromise	44,898

Subject to compromise:
Accounts payable and accrued liabilities	343
Intercompany payable to UGC Europe(1)	3,703
Current portion of long-term debt	335,572
Debt owned by UGC Europe(1)	473,613

Total current liabilities subject to compromise	813,231

Long-term liabilities not subject to compromise	–

Minority interests in subsidiaries	–

Stockholders' equity (deficit)	(652,333)

Total liabilities and stockholders' equity (deficit)	205,796

(1)
Eliminated in consolidation.

Three Months Ended September 30,
2003
(In thousands of Euros)
UPC Polska Statement of Operations
Revenue	19,146
Expense	(14,676)
Depreciation and amortization	(6,238)

Operating income (loss)	(1,768)
Other income (expense), net	12,536

Net income (loss)	10,768

        The amounts for UPC Polska's Chapter 11 related reorganization expenses included in the consolidated statement of operations consist of the following for the three and nine month's period ended September 30, 2003:

	Three months ended September 30,	Nine months ended September 30,
	2003	2003
	(In thousands of Euros)
Professional fees	1,548	1,548
Bond valuation	(17,266)	(17,266)

Total reorganization items	(15,718)	(15,718)

        The write down of the UPC Polska Notes reflects an adjustment to the carrying value of the UPC Polska Notes required to state them at the amounts expected to be allowed as claims in the Chapter 11 case. Professional fees represent amounts accrued and incurred for professional services subsequent to UPC Polska's Chapter 11 filing. By September 30, 2003.

        In accordance with SOP 90-7, interest expense is reported only to the extent that it will be paid during the bankruptcy proceedings or that it is an allowed claim. The interest expense on liabilities subject to compromise allowed as a claim for the three and the nine months ended September 30, 2003 is 1.4 and 49.6 million, respectively. The contractual interest expense on liabilities subject to compromise is 25.0 million and 73.2 million for the three and the nine months ended September 30, 2003, respectively.

        As of September 30, 2003, UPC Polska had not made interest payments on any outstanding indebtedness subject to compromise since the filing for relief under Chapter 11.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has provided pro forma disclosures of net loss as if the fair value based method of accounting for these plans, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied. SFAS 123 is amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and Amendment of FASB Statement No. 123 ("SFAS 148").

        The stock-based compensation had the following pro forma effect on net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands of Euros, except per share amounts)
Basic net income (loss) attributable to common shareholders, as reported	1,620,385	(213,995)	1,741,863	(1,637,871)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,858	4,980	10,685	18,265
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(10,854)	(19,858)	(41,378)	(64,673)

Pro forma net income (loss)	1,612,389	(228,873)	1,711,170	(1,684,279)

Earnings per share:
Basic earnings per share—as reported	102.85	(315.86)	298.79	(307.99)

Basic earnings per share—pro forma	102.34	(291.52)	293.52	(2,145.30)

Diluted earnings per share—as reported	101.48	(315.86)	257.53	(307.99)

Diluted earnings per share—pro forma	100.97	(291.52)	252.81	(2,145.30)

        Stock-based compensation is recorded as a result of applying fixed-plan accounting and variable-plan accounting to UPC's stock option plans. Under fixed plan accounting, deferred compensation is recorded for the difference between fair value of options granted and the option price of such options at the date of grant. This deferred compensation is then recognized in the statement of operations ratably over the vesting period of the option. Under variable-plan accounting, compensation expense is recognized at each financial statement date for vested options based on the amount, if greater, of the estimated fair value of the underlying common stock over the grant price, until the options are exercised or expire. As a result of UPC's emergence from Chapter 11 on September 3, 2003, all stock-based compensation plans within UPC were cancelled.

4.     Goodwill

        The following table presents the movement of net goodwill during 2003:

	December 31, 2002	Acquisitions	Cumulative Translation Adjustment & Other	September 30, 2003
	(In thousands of Euros)
UPC Broadband:
The Netherlands	610,704	–	(2,143)	608,561
Austria	133,963	–	–	133,963
Belgium	13,634	–	(1,276)	12,358
Norway	8,607	–	(944)	7,663
Hungary	70,517	219	(3,715)	67,021
Sweden	136,275	–	3,821	140,096
Other	22,246	–	(1,865)	20,381

Total	995,946	219	(6,122)	990,043

5.     Long-Term Debt

	September 30, 2003	December 31, 2002
	(In thousands of Euros)
July 1999 Notes	–	1,513,558
October 1999 Notes	–	1,027,625
January 2000 Notes	–	1,607,706
UPC Distribution Bank Facility	2,970,849	3,140,139
Exchangeable Loan	–	894,457
UPC Polska Notes	330,315	359,951
DIC Loan	–	54,438
Other	78,512	85,218

	3,379,676	8,683,092
Less current portion	(497,224)	(8,255,648)

Total	2,882,452	427,444

        Bank lenders under the UPC Distribution Holding B.V. bank facility had extended until September 30, 2003, waivers of the defaults arising as a result of UPC's decision not to make interest payments under its outstanding UPC Notes. During this time the UPC Distribution Bank Facility was classified as current portion of long-term debt. Following completion of the restructuring the UPC Distribution Bank Facility waivers are no longer necessary and the UPC Distribution Bank Facility remains in place, and is classified as long-term debt. The Company may from time to time consider various changes to the UPC Distribution Bank Facility. The PCI Notes were redeemed on November 3, 2003.

        All non-Euro denominated borrowings are recorded each period using the period end spot rate with the result being recorded as foreign exchange gain or loss.

UPC Polska Notes

        As a result of UPC Polska's filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and expiration of waivers from subsidiaries of UPC, all of UPC Polska's long-term debt has been classified as liabilities subject to compromise. For a detailed discussion on the Poland Chapter 11 case, see Note 3, "Polish Restructuring".

6.     Guarantees, Commitments and Contingencies

        The Company has entered into agreements that contain features, which meet the definition of a guarantee under FIN 45. FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common shares of the Company or through provision of services) to a third party based upon changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, a liability or an equity security of the other party. The Company has the following major types of guarantees that are subject to the disclosure requirements of FIN:

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

Indemnity agreement between Philips Media B.V., UPC and UGC

        In connection with the acquisition of the 50% of UPC ordinary shares held by Philips Electronics N.V. ("Philips") on December 1, 1997, UPC agreed to indemnify Philips for any damages incurred by Philips in relation to a guarantee provided by them to the City of Vienna, Austria ("Vienna Obligations"), but was not able to give such indemnification due to certain covenants in the then outstanding bonds. Following the successful tender for its bonds UGC was able to enter into an indemnity agreement with Philips with respect to the Vienna Obligations. On August 27, 2003, UPC acknowledged to UGC that UPC would be primarily liable for the payment of any amounts owing pursuant to the Vienna Obligations and that UPC would indemnify and hold UGC harmless for the payment of any amounts owing under such indemnity agreement.

        Historically, the Company has not made any significant indemnification payments to either Philips or UGC under such agreements and no material amounts have been accrued in the accompanying financial statements with respect to these indemnification guarantees, as the Company does not believe such amounts are probable of occurrence.

Litigation

        The following is a description of certain legal proceedings to which UGC Europe or one of UGC Europe's subsidiaries is a party. In addition, from time to time, UGC Europe may become involved in litigation relating to claims arising out of its operations in the normal course of the Company's business. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the business, results of operations, financial condition or liquidity of UGC Europe and its subsidiaries. UPC's (but not its subsidiaries') liability under legal proceedings were subject to compromise pursuant to the Chapter 11 Case and the Akkoord. As these legal proceedings are resolved, to the extent that UPC has any liability and such liability is owed by UPC, UPC will distribute shares of UGC Europe's Common Stock as provided under the Plan and the Akkoord in satisfaction of such claim.

        UPC Polska is involved in a dispute with HBO Communications (UK) Ltd., Polska Programming B.V. and HBO Poland Partners (collectively "HBO") concerning its cable carriage agreement ("Cable Agreement") and its D-DTH carriage agreement ("D-DTH Agreement") for the HBO premium movie channel. With respect to the Cable Agreement, on April 25, 2002, UPC Polska commenced an arbitration proceeding before the International Chamber of Commerce, claiming that HBO was in breach of the "most favored nations" clause thereunder ("MFN") by providing programming to other cable operators in the relevant territory on terms that are more favorable than those offered to UPC Polska. Specifically, UPC Polska contends that its "Service Fee" under the Cable Agreement should not include any minimum guarantees because such minimum guarantees are not required of other cable operators in the relevant territory.

        In its answer in the arbitration, HBO asserted counterclaims against UPC Polska, alleging that UPC Polska was liable for minimum guarantees under the Cable Agreement, and also that UPC Polska was liable for an increase in minimum guarantees under the D-DTH Agreement, based on the fact that UPC Polska merged its D-DTH business with an affiliate of Canal+ in December 2001. UPC Polska responded to the counterclaims by (i) denying that it owes any sums for minimum guarantees under the Cable Agreement, in light of the MFN clause, and (ii) denying that it owes any sums for an increase in minimum guarantees under the D-DTH Agreement, because it has not purchased an equity interest in HBO, a condition on which UPC Polska contends the increase in minimum guarantees is predicated under the D-DTH Agreement.

        UPC Polska intends to vigorously prosecute its claims and defend against HBO's counterclaims. The case is currently in arbitration. UPC Polska has prepared the terms of reference, which include a mapping out discovery needs, a timing/briefing schedule for future motions, and hearing dates. On April 15, 2003, the Arbitration Panel confirmed a schedule for UPC Polska's request to have the matter decided on summary judgment. The oral argument occurred on May 29, 2003. The summary judgment motion was denied, and the discovery phase has begun. Submissions (such as witness statements, pretrial briefs and joint exhibits) were due in October 2003. On July 8, 2003, the U.S. Bankruptcy Court handling UPC Polska's bankruptcy case granted relief from the automatic stay imposed under section 362 of the Bankruptcy Code to allow the HBO Arbitration to continue in the ordinary course, up to and including entry of an adverse judgment. UPC Polska need not seek any stay relief to enforce any favorable judgment. However, HBO may not enforce any judgment in its favor against UPC Polska and any such judgment against UPC Polska remains subject to the automatic stay, although HBO could enforce any such judgment against UPC Polska's subsidiaries which are party to the arbitration, but which are not party to or protected by UPC Polska's Chapter 11 proceeding.

        The evidentiary hearings occurred on November 4 and 5, 2003 and witnesses of both parties were heard. The verdict of the Arbitration Panel is expected to be announced by the end of the first quarter of 2004 at the earliest. At this stage UPC Polska is unable to predict the outcome of the arbitration process.

        On October 22, 2002, Philips Digital Networks B.V. ("Philips") commenced legal proceedings against UPC, UPC Nederland B.V. and UPC Distribution (together the "UPC Defendants") alleging failure to perform by the UPC Defendants under a Set Top Computer Supply Agreement between the parties dated November 19, 2001, as amended (the "STC Agreement"). The action was commenced by Philips following a termination of the STC Agreement by the UPC Defendants as a consequence of Philips' failure to deliver STCs conforming to the material technical specifications required by the terms of the STC Agreement. Philips' principal allegation is that the UPC Defendants have failed to take delivery of 47,100 Set Top Computers ("STCs") with a value claimed of 21.2 million. Additionally, Philips is claiming dissolution of the STC Agreement and a release from an obligation to manufacture and deliver a further 29,850 STCs and related damages of 7.0 million. Lastly, Philips is claiming additional costs, including interest on late payments of approximately 1.0 million. The UPC Defendants deny all claims brought by Philips, and vigorously defended themselves against these claims in their defense submitted on January 28, 2003.

        Philips' statement of reply to the defense, which was submitted on May 7, 2003, contained an incident action on the basis of Article 843a Dutch Code on Civil Procedure ("DCCP") and a change of the original claim. The 843a DCCP claim relates to certain documents Philips wished the UPC Defendants to produce in order to prove that at the time of entering into the STC Agreement, the UPC Defendants did not intend to perform under the STC Agreement. The change of the claim related to the addition of another ground for the claim; a tort (deception/fraud) allegedly committed by each of the UPC Defendants.

        Judgment on the incident action was rendered on October 9, 2003 and dismissed the action completely and unreservedly. The UPC Defendants have now until December 10, 2003 to submit its Statement of Rejoinder (being its reply to Philips' statement of reply to the defense) but may apply for a six week extension to such submission date.

        On December 3, 2002, Europe Movieco Partners Limited ("Movieco") filed a request for arbitration (the "Request") against the Company with the International Court of Arbitration of the International Chamber of Commerce. The Request contains claims, which are based on a cable affiliation agreement entered into between the parties on December 21, 1999 (the "CAA"). The arbitral proceedings were suspended from December 17, 2002 to March 18, 2003. They have subsequently been reactivated and directions have been given by the Arbitral Tribunal. In the proceedings, Movieco claims (i) unpaid licence fees due under the CAA, plus interest, (ii) an order for specific performance of the CAA or, in the alternative, damages for breach of that agreement, to be assessed and (iii) legal and arbitration costs plus interest. Of the unpaid licence fees approximately USD 11 million had been accrued prior to the Company's commencing insolvency proceedings in the Netherlands on December 3, 2002 (the "Pre-Petition Claim"). Movieco made a claim in the Akkoord for the Pre-Petition Claim and, should Movieco succeed in the arbitration, shares of the appropriate value have been set aside. The Company's position is that the CAA is null and void because it breaches Article 81 of the EC Treaty and Section 6 of the Dutch Competition Act. The Company also relies on the Order of the Southern District of New York dated January 7, 2003 in which the New York Court ordered that the rejection of the CAA was approved effective as of March 1, 2003 and that the Company shall have no further liability under the CAA. The Company has filed a counterclaim seeking the return of the amounts it has overpaid to Movieco under the CAA. Movieco does not accept its treatment as a contingent creditor and as part of its attempts to obtain distribution of the shares it has filed an action in the Dutch Court on October 28, 2003 challenging the Akkoord. The Company's position is that such action is without merit and it will be defending such action accordingly.

        In 2000, one of UPC's Dutch systems was assessed for a transfer tax on immovable property in the amount of 0.8 million for the purchase of a cable network. UPC had always regarded its cable networks as movable property and not subject to such transfer tax. UPC appealed the tax assessment, but on June 6, 2003, the Dutch Supreme Court ruled against UPC. Therefore, UPC's Dutch systems may be assessed for taxes on similar transactions. Currently, UPC cannot predict the extent to which the taxes could be assessed retroactively or the amount of tax that UPC's systems may be assessed for, although it may be substantial, being 6% of the value attributable to some of UPC's systems at the date of transfer. Because UPC owns 100% of UPC Nederland, any tax liabilities assessed against UPC's Dutch systems will be consolidated with UPC's results. The Company believes that most cable television companies and other utilities in The Netherlands could become subject to similar tax liabilities. Various interested parties therefore are currently lobbying the Dutch Government to obtain clarification on how the Government intends to deal with the consequences of the Supreme Court's ruling. There can be no assurance that such lobbying will limit the Company's exposure for past or future years.

        On October 8, 2003, an action was filed in the Court of Chancery of the State of Delaware in New Castle County, in which the plaintiff named as defendants the Company, United and certain directors of the Company and United. The complaint purports to assert claims on behalf of all public shareholders of the Company. On October 21, 2003, the plaintiff filed an amended complaint in the Delaware Court of Chancery. The complaint alleges that the Company and the defendant directors have breached their fiduciary duties to the public shareholders of the Company in connection with an offer by United to exchange shares of its common stock for the outstanding Common Stock of the Company. Among the remedies demanded, the complaint seeks to enjoin the exchange offer and obtain declaratory relief, unspecified damages and rescission. On November 12, United and the plaintiff, through respective counsel, entered into a memorandum of understanding approving the terms of the revised offer and the disclosure concerning the revised offer and agreeing to settle the litigation, subject to entering into final settlement documents, consummation of the exchange offer and court approval of the settlement.

7.     Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands of Euros, except per share amounts)
Numerator (Basic):
Income (loss) before cumulative effect of change in accounting principle	1,620,385	(213,995)	1,741,863	(139,000)
Accretion of Dividend on Series 1 Convertible Preferred Stock	–	(32,465)	–	(98,232)
Accretion of Discount of Series 1 Convertible Preferred Stock	–	(1,525)	–	(4,575)

Basic income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	1,620,385	(247,985)	1,741,863	(241,807)
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Basic net income (loss) attributable to common stockholders	1,620,385	(247,985)	1,741,863	(1,740,678)

Denominator (Basic):
Basic weighted-average number of common shares outstanding	15,754,737	785,101	5,829,814	785,101

Numerator (Diluted):
Income (loss) before cumulative effect of change in accounting principle	1,620,385	(213,995)	1,741,863	(139,000)
Reversal of gain on DIC Loan conversion	–	–	(69,364)	–
Reversal of interest accretion on DIC Loan	–	–	688	–
Accretion of Dividend on Series 1 Convertible Preferred Stock	–	(32,465)	–	(98,232)
Accretion of Discount of Series 1 Convertible Preferred Stock	–	(1,525)	–	(4,575)

Diluted income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	1,620,385	(247,985)	1,673,187	(241,807)
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Diluted net income (loss) attributable to common stockholders	1,620,385	(247,985)	1,673,187	(1,740,678)

Denominator (Diluted):
Basic weighted-average number of common shares outstanding	15,754,737	785,101	5,829,814	785,101
DIC Loan	–	–	377,097	–
Exchangeable Loan	152,068	–	211,787	–
Series 1 Convertible Preferred Stock	61,444	–	78,366	–

Diluted weighted-average number of common shares outstanding	15,968,249	785,101	6,497,064	785,101

8.     Income Taxes

UPC Restructuring

        On September 3, 2003, UPC discharged a substantial amount of debt in connection with its restructuring. Pursuant to the restructuring UPC has become a subsidiary of UGC Europe Inc. The final discharge of the debt outstanding at the level of UPC took place after it had become such a subsidiary. As a result, also the U.S. income tax aspects of the discharge of debt at the level of UPC need to be considered. The U.S. Internal Revenue Code provides that when a debtor discharges its debt at a discount, the debtor generally realizes "cancellation of debt" income (and earnings and profits in the case of a corporation). The Internal Revenue Code also provides that this cancellation of debt income can be excluded from taxable income and, subject to certain limitations, earnings and profits under certain circumstances, including when the cancellation of debt income occurs in a transaction consummated pursuant to the bankruptcy code. When a debtor excludes cancellation of debt income from taxable income under the bankruptcy code exclusion, the debtor must reduce its basis in certain tax attributes, including but not limited to, net operating losses, capital losses and tax basis in assets, by the amount of excluded income. The debtor may also exclude such cancellation of debt income from its earnings and profits, but only to the extent such cancellation of debt income is applied to reduce the debtor's basis in its assets. If the excluded income exceeds the reduction in basis of the debtor's assets, the debtor's current year earnings and profits are increased by the amount of such excess. An increase in current or future earnings and profits could impact UGC Europe's U.S. federal income tax liabilities as UGC Europe could be required to recognize all or a portion of UPC's current or future earnings and profits as a deemed dividend under certain specific provisions of the U.S. Internal Revenue Code.

        UPC currently expects that it will be able to exclude any realized cancellation of debt income associated with its restructuring from its earnings and profits as determined for U.S. tax purposes under the bankruptcy code exclusion to the extent that the Company is able to reduce its adjusted tax basis in its assets. Any material amount of earnings and profits recognized by the exchange of UGC Europe equity for UPC obligations as part of the reorganization plan may cause UGC Europe to have a material income inclusion with respect to UPC's investment in U.S. property, including its investment in its subsidiary, UPC Polska. The Company anticipates that after taking into account the exclusion, the exchange should not generate a material amount of earnings and profits for the Company. UPC expects that it will be required to reduce the tax basis of its assets by a material amount as a result of the exclusion, which could have the effect of increasing UPC's earnings and profits as determined for U.S. tax purposes in subsequent years, when such assets are disposed of in a taxable disposition. Any increase in earnings and profits could impact UGC Europe's U.S. federal income tax liabilities by increasing required income inclusions under the U.S. Subpart F rules or investment in U.S. property rules.

        The Company also believes that as a result, in part, of certain internal restructuring efforts that the Company and/or UPC Polska intend to undertake following the reorganization, UPC will not have any remaining material tax basis in any investment in U.S. property, as determined for U.S. federal income tax purposes. If UGC Europe is required to recognize income as a result of the exchange, the resulting U.S. tax liability could be substantial.

        In connection with the Company's restructuring, the Company exchanged its equity for both U.S. dollar and Euro denominated UPC bonds. The Company then exchanged these bonds for UPC equity. UGC Europe realized both exchange gains and losses on the exchange of Euro denominated bonds for UPC equity. Such gains and losses are measured based on the purchase price paid and spot rate in effect when the bondholder who exchanged their bonds for UGC Europe equity acquired such bonds.

        Under Dutch tax law, the discharge of UPC's indebtedness in connection with its restructuring would generally constitute taxable income to UPC in the period of discharge. UPC has reached an agreement with the Dutch tax authorities whereby UPC is able to utilize net operating loss carry forwards to offset Dutch income taxes arising from the discharge of debt in 2003. UPC, together with its "fiscal unity"

companies, expects that for the year ended December 31, 2003, it will have sufficient current year and carry forward losses to fully offset the income to be recognized on the discharge of the debt.

9.     Segments and Geographic Information

        The Company's operations are currently organized into two principal divisions—UPC Broadband and chello Media. UPC Broadband delivers video, internet access and telephone services to residential customers and manages its business by country, and chello Media provides broadband internet and interactive digital products and services. The chello Media division also includes Priority Telecom, which operates a competitive local exchange carrier business providing telephone and data network solutions to the business market, and the group's investment holdings. The Company evaluates performance and allocates resources based on the results of these segments. Adjusted EBITDA is the primary measure used by the Company's chief operating decision makers to evaluate segment-operating performance and to decide how to allocate resources to segments. "EBITDA" is an acronym for earnings before interest, taxes, depreciation and amortization. As the Company uses the term, Adjusted EBITDA further removes the effects of cumulative effects of accounting changes, share in results of affiliates, minority interests in subsidiaries, reorganization expense, other income and expense, gain on extinguishment of debt, provision for loss on investments, gain (loss) on sale of investments in affiliates and other assets, proceeds from litigation settlement, foreign currency exchange gain (loss), impairment and restructuring charges, and stock-based compensation. The Company believes Adjusted EBITDA is meaningful because it provides investors a means to evaluate the operating performance of its segments and its company on an ongoing basis using criteria that is used by its internal decision makers. The Company's internal decision makers believe Adjusted EBITDA is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of its recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments in the 11 different countries in which the Company operates and identify strategies to improve operating performance. For example, the Company's internal decision makers believe that the inclusion of impairment and restructuring charges within Adjusted EBITDA distorts their ability to efficiently assess and view the core operating trends in its segments. In addition, the Company's internal decision makers believe its measure of Adjusted EBITDA is important because analysts and other investors use it to compare the Company's performance to other companies in its industry. The Company reconciles the total of the reportable segments' Adjusted EBITDA to its consolidated net income as presented in the accompanying consolidated statements of operations, because the Company believes consolidated net income is the most directly comparable financial measure to total segment operating performance. Investors should view Adjusted EBITDA as a supplement to, and not a substitute for, other GAAP measures of income as a measure of operating performance. As discussed above, Adjusted EBITDA excludes, among other items, frequently occurring impairment, restructuring and other charges that would be included in GAAP measures of operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands of Euros)
Revenue
Triple Play:
The Netherlands	133,854	121,172	386,965	358,705
Austria	57,757	52,283	170,591	155,252
Belgium	6,909	6,476	20,736	19,545
Czech Republic	13,686	11,766	41,126	34,337
Norway	20,332	20,310	62,932	59,629
Hungary	35,814	32,260	109,040	96,804
France	26,395	23,684	75,864	74,234
Poland	18,983	18,758	56,806	60,758
Sweden	16,603	13,663	49,283	41,147
Other	9,501	9,340	29,733	27,591

Total Triple Play UPC Broadband	339,834	309,712	1,003,076	928,002

Germany	–	5,224	–	29,692
Other	7,636	6,428	20,690	27,474

Total UPC Broadband	347,470	321,364	1,023,766	985,168

chello Media:
Priority Telecom	26,597	28,952	80,859	91,944
UPC Media	22,636	17,730	64,888	54,105
UPC Investments	53	–	298	123

Total chello Media	49,286	46,682	146,045	146,172

Intercompany Eliminations	(29,516)	(27,174)	(84,086)	(85,239)

Total	367,240	340,872	1,085,725	1,046,101

        A summary of the segment information by geographic area is as follows:

	Triple Play Revenues for the Three Months Ended September 30, 2003
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	78,832	–	17,954	37,068	133,854
Austria	23,631	–	12,574	21,552	57,757
Belgium	4,218	–	–	2,691	6,909
Czech Republic	7,843	3,541	144	2,158	13,686
Norway	13,685	–	2,726	3,921	20,332
Hungary	20,708	4,921	6,214	3,971	35,814
France	16,339	–	7,645	2,411	26,395
Poland	17,301	–	–	1,682	18,983
Sweden	10,238	–	–	6,365	16,603
Other	7,548	464	–	1,489	9,501

Total Triple Play UPC Broadband	200,343	8,926	47,257	83,308	339,834

	Triple Play Revenues for the Three Months Ended September 30, 2002
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	64,753	–	23,090	33,329	121,172
Austria	22,164	–	12,653	17,466	52,283
Belgium	3,987	–	–	2,489	6,476
Czech Republic	7,523	2,862	184	1,197	11,766
Norway	14,060	–	2,635	3,615	20,310
Hungary	19,218	3,920	6,630	2,492	32,260
France	15,279	–	6,246	2,159	23,684
Poland	17,734	–	–	1,024	18,758
Sweden	9,198	–	–	4,465	13,663
Other	8,563	423	–	354	9,340

Total Triple Play UPC Broadband	182,479	7,205	51,438	68,590	309,712

	Triple Play Revenues for the Nine Months Ended September 30, 2003
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	217,839	–	55,760	113,366	386,965
Austria	69,421	–	39,841	61,329	170,591
Belgium	12,555	–	–	8,181	20,736
Czech Republic	23,541	11,009	480	6,096	41,126
Norway	42,333	–	8,771	11,828	62,932
Hungary	63,421	14,857	19,030	11,732	109,040
France	48,978	–	19,923	6,963	75,864
Poland	52,266	–	–	4,540	56,806
Sweden	30,650	–	–	18,633	49,283
Other	26,803	1,427	–	1,503	29,733

Total Triple Play UPC Broadband	587,807	27,293	143,805	244,171	1,003,076

	Triple Play Revenues for the Nine Months Ended September 30, 2002
	Cable Television	DTH	Telephone	Internet/ Data	Total
	(In thousands of Euros)
Triple Play:
The Netherlands	196,629	–	66,977	95,099	358,705
Austria	66,425	–	38,972	49,855	155,252
Belgium	11,933	–	–	7,612	19,545
Czech Republic	22,395	8,377	595	2,970	34,337
Norway	41,478	–	7,829	10,322	59,629
Hungary	58,335	11,841	20,099	6,529	96,804
France	47,496	–	20,042	6,696	74,234
Poland	57,686	–	–	3,072	60,758
Sweden	28,133	–	–	13,014	41,147
Other	26,175	1,416	–	–	27,591

Total Triple Play UPC Broadband	556,685	21,634	154,514	195,169	928,002

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA
	2003	2002	2003	2002
	(In thousands of Euros)
Triple Play:
The Netherlands	69,856	28,730	169,097	83,920
Austria	22,887	17,058	65,734	49,567
Belgium	2,487	2,062	7,710	5,970
Czech Republic	6,129	2,421	16,569	7,990
Norway	6,568	5,101	17,351	11,885
Hungary	12,884	10,071	41,619	33,228
France	5,050	(1,665)	7,811	(9,071)
Poland	4,984	4,314	17,070	12,051
Sweden	7,311	4,884	20,711	12,642
Other	3,681	3,614	12,242	9,427

Total Triple Play UPC Broadband	141,837	76,590	375,914	217,609

Germany	–	968	–	13,180
Corporate	(23,427)	(10,625)	(54,065)	(39,943)
Other	8,781	10,394	18,542	21,074

Total UPC Broadband	127,191	77,327	340,391	211,920

chello Media:
Priority Telecom	3,353	528	9,084	(5,621)
UPC Media	7,359	402	15,383	(5,285)
UPC Investments	(221)	(163)	(662)	(612)

Total chello Media	10,491	767	23,805	(11,518)

Total	137,682	78,094	364,196	200,402

        Following is a reconciliation of total segment Adjusted EBITDA to UGC Europe's consolidated net income (loss) for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands of Euros)
Adjusted EBITDA	137,682	78,094	364,196	200,402
Depreciation and amortization	(154,112)	(189,779)	(491,379)	(534,679)
Impairment and restructuring releases (charges)	407	1,413	1,370	(23,635)
Stock-based compensation	(9,062)	(5,279)	(18,717)	(19,162)
Loss on disposal of Poland DTH business	–	–	(6,856)	–

Operating income (loss)	(25,085)	(115,551)	(151,386)	(377,074)
Interest income	1,661	597	6,382	17,309
Interest expense	(60,420)	(213,947)	(220,832)	(669,088)
Provision for loss on investments	–	(7,957)	–	(7,957)
Foreign currency exchange gain (loss)	(234,331)	(9,977)	100,274	511,281
Gain on extinguishment of debt	1,944,330	–	2,013,694	471,718
Gain on sale of investment in affiliate to related party	–	–	25,518	–
Gain (loss) on sale of assets and investment in affiliates	(507)	146,601	(754)	134,509
Other income (expense), net	(572)	(6,217)	(14,597)	(170,791)

Income (loss) before income taxes and other items	1,625,076	(206,451)	1,758,299	(90,093)
Reorganization expenses	(5,569)	–	(18,062)	–
Income tax expense, net	(802)	–	(1,993)	(1,607)
Minority interests in subsidiaries, net	44	(10,323)	(31)	(10,387)
Share in results of affiliates, net	1,636	2,779	3,650	(36,913)

Income (loss) before cumulative effect of change in accounting principle	1,620,385	(213,995)	1,741,863	(139,000)
Cumulative effect of change in accounting principle	–	–	–	(1,498,871)

Net income (loss)	1,620,385	(213,995)	1,741,863	(1,637,871)

	Total Assets
	September 30, 2003	December 31, 2003
	(In thousands of Euros)
chello Media:
UPC Media	70,011	69,253
Priority Telecom	212,474	249,412
UPC Broadband:
The Netherlands	1,709,224	1,798,320
Austria	399,214	430,027
Belgium	39,392	42,422
Czech Republic	117,059	121,881
Norway	195,216	238,397
Hungary	296,755	327,667
France	536,403	580,956
Poland	205,616	233,969
Sweden	221,914	226,807
Other	58,307	69,793
Corporate	277,856	542,113

Total	4,339,441	4,931,017

10.   Impairment and Restructuring Charges

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

        The following table summarizes these costs by type and related segment of the business as of September 30, 2003.

	Employee Severance & Termination Costs	Office Closures	Programming and Lease Contracts Termination Costs	Asset Disposal Losses and Other Costs	Impairment Charges	Total Impairment and Restructuring Charges
	(In thousands of Euros)
Impairment and restructuring liability, December 31, 2002	18,545	13,550	35,184	4,195	–	71,474

Total impairment and restructuring charges (releases) for the nine months ended September 30, 2003	(533)	–	–	(446)	(391)	(1,370)
Cash paid during nine months ended September 30, 2003	(9,747)	(7,553)	(2,240)	(1,631)	–	(21,171)
Non-cash utilization of restructuring liability	(1,149)	(431)	–	1,580	–	–
Cumulative translation adjustment & other	(200)	(483)	(2,550)	(8)	391	(2,850)

Impairment and restructuring liability, September 30, 2003	6,916	5,083	30,394	3,690	–	46,083

Short-term portion impairment and restructuring liability	2,674	1,605	982	2,071	–	7,332
Long-term portion impairment and restructuring liability	4,242	3,478	29,412	1,619	–	38,751

Impairment and restructuring liability, September 30, 2003	6,916	5,083	30,394	3,690	–	46,083

11.   Related Party Transactions

        In 2002, a subsidiary of UGC Europe entered into a contract with Spinhalf Ltd. for the provision of network services. This company is owned by a family member of the Company's former Chief Executive Officer of UPC Broadband, Mr. John Riordan was Chief Executive Officer of UPC in 2002. Mr. John Riordan resigned on November 13, 2003. The value of the contracted services to date is approximately 7 million.

        Upon consummation of the restructuring, UGC Europe acquired UPC's exchangeable loan, UPC Notes and UPC's preference shares held by UGC Europe's parent United for issuance of 32,950,000 shares of UGC Europe. This is a non-monetary transaction involving an exchange of assets and equity interests between entities under common control, which is accounted for at United carrying values. Any excess of carrying value of loans of UPC over United is a capital transaction and recorded as additional paid in capital.

12.   Subsequent Events

UGC Tender Offer

        On October 6, 2003 United announced an exchange offer, through a wholly-owned subsidiary for all of the outstanding publicly held shares of UGC Europe. United currently owns approximately 66.75% of the outstanding common stock of UGC Europe. On November 12, 2003, United announced revised terms to their offer to exchange their Class A common stock for the 16.6 million outstanding shares of UGC Europe common stock not owned by their subsidiaries or United. This exchange offer is conditioned on the tender of a sufficient number of outstanding shares of UGC Europe common stock such that, upon completion of the exchange offer, United will own at least 90% of the outstanding shares of UGC Europe common stock on a fully diluted basis. If the exchange offer is successful, United will own 90% or more of the outstanding shares of UGC Europe common stock, and United will then effect a "short-form" merger with UGC Europe. As provided by Delaware law, this short-form merger may be effected without the approval or participation of UGC Europe's board of directors or the remaining holders of UGC common stock. United intends to effect the short-form merger as soon as practicable after United completes this exchange offer, unless United is prevented from doing so by a court or other legal requirement. In this short-form merger each share of UGC Europe common stock not tendered in the exchange offer would be converted into the right to receive the same consideration offered in the exchange offer. The exchange offer is conditioned upon satisfaction of various conditions, some of which United may waive. The Special Committee of Independent directors of UGC Europe, which was formed to respond to the exchange offer, expects that it will announce a definitive position on the revised exchange offer in the coming days and, until such time, urges UGC Europe stockholders to refrain from tendering their shares.

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

        Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that our actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied from such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among other things, whether we and/or some of our subsidiaries will continue as going concerns, changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of new technology, programming alternatives and new video services that we may offer. They also include our subscribers' acceptance of our newer digital video, telephone and internet access services, our ability to manage and grow our newer digital video, telephone and internet access services, our ability to secure adequate capital to fund other system growth and development and planned acquisitions, our ability to successfully close proposed transactions and restructurings, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venture partners. Certain of our subsidiaries are in breach of covenants with respect to their indebtedness and have filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and planning to restructure their capital structure. The outcome of the breaches of covenants, the Chapter 11 bankruptcy proceedings and restructurings is uncertain and subject to many factors outside of our control, including whether creditors accept such proposed restructurings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our discussion of these factors. Other than as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. We caution you, however, that this list of risk factors and other cautionary language contained herein may not be exhaustive.

        The following discussion and analysis of financial condition and results of operations covers the three and nine month periods ended September 30, 2003, and 2002, respectively, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

        All monetary amounts in Management's Discussion and Analysis are stated in Euros, unless indicated otherwise. All capitalized terms used and not otherwise defined in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations have the meanings given to them in Notes to the Consolidated Financial Statements contained in Part I—Financial Statements of this Quarterly Report on Form 10-Q.

Reorganization under Bankruptcy Code

        For a detailed discussion on certain of our risks, uncertainties and liquidity, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Description of Business

        The Company's operations are currently organized into two principal divisions—UPC Broadband and chello Media. UPC Broadband delivers video, internet access and telephone services to residential customers and manages its business by country, and chello Media provides broadband internet and interactive digital products and services. The chello Media division also includes Priority Telecom, which operates a competitive local exchange carrier business providing telephone and data network solutions to the business market, and the group's investment holdings. We evaluate performance and allocate resources based on the results of these segments. For more detail with respect to these two divisions, we refer to our segment information in the accompanying notes to the unaudited condensed financial statements.

Results of Operations

Revenue

        The following tables provide revenue detail for our operating segments for the three and nine months ended September 30, 2003 and 2002.

	Revenue
	Three Months Ended September 30,		2003 over 2002
				% Change
	2003	2002	Change
	(In thousands of Euros)
UPC Broadband	347,470	321,364	26,106	8.1%
chello Media	49,286	46,682	2,604	5.6%
Intercompany Eliminations(1)	(29,516)	(27,174)	(2,342)	8.6%

Total	367,240	340,872	26,368	7.7%

	Revenue
	Nine Months Ended September 30,		2003 over 2002
				% Change
	2003	2002	Change
	(In thousands of Euros)
UPC Broadband	1,023,766	985,168	38,598	3.9%
chello Media	146,045	146,172	(127)	-0.1%
Intercompany Eliminations(1)	(84,086)	(85,239)	1,153	-1.4%

Total	1,085,725	1,046,101	39,624	3.8%

(1)
Intercompany eliminations are the eliminations of intercompany programming and network revenues.

        UPC Broadband.    The movement in revenue from UPC Broadband for the three and nine months ended September 30, 2003 is attributable to:

  •
  an increase of 177,600 (2.2%) in consolidated revenue generating units, or "RGU's", to 8,116,000 from 7,938,400 as of September 30, 2003 and 2002, respectively;

  •
  an increase of 0.96 (7.4%) in the average monthly revenue per RGU to 13.99 from 13.03 for the three months ended September 30, 2003 and 2002, respectively, and an increase of 1.16 (9.2%) in the average monthly revenue per RGU to 13.80 from 12.64 for the nine months ended September 30, 2003 and 2002, respectively;

  •
  an increase in cable television and digital revenue due to improved average revenue per unit and an increase of 15,700 (0.2%) in the number of consolidated video and digital subscribers to 6,746,400 from 6,730,700 as per September 30, 2003 and 2002, respectively;

  •
  a decrease in telephony revenue due to a slight decrease in average revenue per unit and due to decrease in the number of consolidated telephony subscribers to 459,600 from 464,500 as per September 30, 2003 and 2002, respectively;

  •
  an increase in internet revenue due to improved average revenue per unit and an increase of 121,900 (19.4%) in the number of consolidated internet subscribers to 748,900 from 627,000 as per September 30, 2003 and 2002, respectively;

  •
  a decrease in Germany revenue due to the deconsolidation of Germany effective August 1, 2002, and;

  •
  an increase in DTH revenue due to an increase of 44,400 (38.2%) in the number of consolidated DTH subscribers to 160,600 from 116,200 as per September 30, 2003 and 2002, respectively.

        chello Media.    The movement in revenue from chello Media for the three and nine months ended September 30, 2003 is attributable to:

  •
  a decrease caused by discontinued residential and terminating interconnect revenues of Priority Telecom

  •
  price erosion and customer cancellations in a continuing weak wholesale market of Priority Telecom; and

  •
  the revenue rationalization started during 2002 of Priority Telecom, resulting in termination of revenue from mainly small and medium enterprises.

  •
  an increase of 137,700 (22.5%) in the number of internet subscribers of UPC Media to 748,900 from 611,200 as per September 30, 2003 and 2002, respectively

Operating Expenses

        Operating expenses include direct costs and costs relating to network operations, customer operations, customer care, billing and collecting, broadcasting, programming, content and franchise fees.

The following table shows the operating expenses for three and nine months ended September 30, 2003 and 2002, respectively.

	Operating Expenses
	Three months ended September 30		2003 over 2002
				% Change
	2003	2002	Change
	(In thousands of Euros)
UPC Broadband	150,261	178,402	(28,141)	-15.8%
chello Media	23,004	32,691	(9,687)	-29.6%
Intercompany Eliminations	(27,241)	(24,873)	(2,368)	9.5%

Total	146,024	186,220	(40,196)	-21.6%

	Operating Expenses
	Nine months ended September 2003		2003 over 2002
				% Change
	2003	2002	Change
	(In thousands of Euros)
UPC Broadband	466,926	536,410	(69,484)	-13.0%
chello Media	70,311	105,708	(35,397)	-33.5%
Intercompany Eliminations	(77,601)	(75,166)	(2,435)	3.2%

Total	459,636	566,952	(107,316)	-18.9%

        The movement in operating expenses for the three and nine months ended September 30, 2003 is attributable to:

  •
  a decrease in UPC Broadband's operating expenses due to continued improvement in operational cost control through restructuring activities and other initiatives;

  •
  a decrease in operating expenses in UPC Broadband due to the deconsolidation of Germany effective August 1, 2002;

  •
  a decrease in chello Media's operating expenses due to stringent cost controls in Priority Telecom and Priority Telecom's renegotiated UPC Broadband agreements; and

  •
  a decrease in chello Media's operating expenses due to continuous cost control measures in UPC Media.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A expenses") include costs relating to human resources, IT, general services, management, finance, legal, and marketing. SG&A expenses also include stock-based compensation charges.

	Selling, General & Administrative expenses
	Three months ended September 30		2003 over 2002
				% Change
	2003	2002	Change
	(In thousands of Euros)
UPC Broadband	70,013	65,635	4,378	6.7%
chello Media	15,791	13,225	2,566	19.4%
Stock-based compensation	9,062	5,279	3,783	71.7%
Intercompany Eliminations	(2,270)	(2,302)	32	1.4%

Total	92,596	81,837	10,759	13.1%

	Selling, General & Administrative expenses
	Nine months ended September 30		2003 over 2002
				% Change
	2003	2002	Change
	(In thousands of Euros)
UPC Broadband	216,267	236,839	(20,572)	-8.7%
chello Media	51,930	51,982	(52)	-0.1%
Stock-based compensation	18,717	19,162	(445)	-2.3%
Loss on disposal of Poland DTH business	6,856	–	6,856	n.a
Intercompany Eliminations	(6,304)	(10,074)	3,770	37.4%

Total	287,466	297,909	(10,443)	-3.5%

        The movement in selling, general and adminitrative expenses for the three and nine months ended September 30, 2003 is attributable to:

  •
  a decrease in UPC Broadband's SG&A expenses for the nine months ended September 30, 2003, is due to continued improvement in operational cost control through restructuring activities, other cost cutting initiatives and due to the deconsolidation of Germany effective August 1, 2002. The increase in UPC Broadband's SG&A expenses for the three months ended September 30, 2003, is due to the phasing of certain costs including the costs of marketing activities;

  •
  an increase in chello Media's SG&A expenses for the three months ended September 30, 2003 is mainly due to increased marketing activities and additional personnel related costs at Priority Telecom and an increase in UPC Media's SG&A expenses primarily due to increased marketing costs. The slight decrease for the nine months ended September 30, 2003 is primarily due to stringent cost controls and reductions of personnel related expenses; and

  •
  an increase in stock-based compensation expense, which is mainly due to the cancellation of UPC's option plans, as a result of UPC's emergence from Chapter 11.

Adjusted EBITDA

        We refer to our segment information in the accompanying notes to the unaudited condensed financial statements for a definition of Adjusted EBITDA and a reconciliation of total segment Adjusted EBITDA to consolidated net income (loss).

        Adjusted EBITDA increased for the three months and nine months ended September 30, 2003 primarily due to increased revenues, improved gross margin and continued cost control across all our operating segments. The following tables provide Adjusted EBITDA details for our operating segments.

	Adjusted EBITDA
	Three months ended September 30		2003 over 2002
	2003	2002	Change	% Change
	(In thousands of Euros, unaudited)
UPC Broadband	127,191	77,327	49,864	64.5%
chello Media	10,491	767	9,724	1267.8%

Total	137,682	78,094	59,588	76.3%

	Adjusted EBITDA
	Nine months ended September 30		2003 over 2002
				% Change
	2003	2002	Change
	(In thousands of Euros, unaudited)
UPC Broadband	340,391	211,920	128,471	60.6%
chello Media	23,805	(11,518)	35,323	306.7%

Total	364,196	200,402	163,794	81.7%

        UPC Broadband.    The movement in adjusted EBITDA from UPC Broadband for the three and nine months ended September 30, 2003 is attributable to:

  •
  successfully driving higher service penetration in existing customers, improving economies of scale, and increased average revenue per unit;

  •
  improved gross margins brought about through continued negotiations with major vendors; and

  •
  cost reduction and control through continued improvements in processes and systems together with significant organizational rationalization and centralization of certain group activities.

        chello Media.    The movement in adjusted EBITDA from chello Media for the three and nine months ended September 30, 2003 is attributable to:

  •
  a shift in focus towards high margin, direct business customer contracts of Priority Telecom;

  •
  the cessation of operations in non-profitable countries of Priority Telecom; and

  •
  strong cost control procedures that have been put into place to reduce operating expenses of Priority Telecom.

  •
  continued focus on profitable revenue growth, stringent cost control and cost reduction across all expense lines within the UPC Media division and closure of channels.

Depreciation and Amortization

        Depreciation and amortization expense decreased 35.7 million to 154.1 million from 189.8 million for the three months ended September 30, 2003 and 2002, respectively. Depreciation and amortization expense decreased 43.3 million to 491.4 million from 534.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decreases are mainly attributable to the deconsolidation of UPC Germany effective August 1, 2002.

Interest Income

        Interest income increased 1.1 million to 1.7 million from 0.6 million for the three months ended September 30, 2003 and 2002, respectively. Interest income decreased 10.9 million to 6.4 million from 17.3 million for the nine months ended September 30, 2003 and 2002, respectively. The decreases are mainly attributable to decreases in cash balances.

Interest Expense

        Interest expense (including related party) decreased 153.5 million to 60.4 million from 213.9 million for the three months ended September 30, 2003 and 2002, respectively. Interest expense (including related party) decreased 448.3 million to 220.8 million from 669.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decreases are mainly attributable to the cessation of accreting interest in accordance with SOP 90-7 (as defined below) on our senior discount notes on December 3, 2002 when we filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In addition, the decrease in interest expense is attributable to an increase of the euro against the U.S. dollar.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands of Euros, unaudited)
Cash Current Pay:
Bank	(56,946)	(59,320)	(179,594)	(188,102)
Senior Notes	–	(69,308)	–	(197,039)

	(56,946)	(128,628)	(179,594)	(385,141)

Non-Cash Accretion:
Discount Notes	(1,175)	(66,540)	(26,351)	(219,712)
Exchangeable Loan	–	(14,356)	–	(44,236)
Deferred Financing	(2,299)	(4,423)	(14,887)	(19,999)

	(3,474)	(85,319)	(41,238)	(283,947)

Total Interest Expense	(60,420)	(213,947)	(220,832)	(669,088)

Foreign Currency Exchange Gain (Loss)

        Foreign currency exchange loss increased 224.4 million to 234.3 million from (10) million, for the three months ended September 30, 2003 and 2002, respectively. Foreign currency exchange gain decreased 411.0 million to 100.3 million from 511.3 million for the nine months ended September 30, 2003 and 2002, respectively. The loss during for the three months is primarily a result of a significant foreign exchange loss on our dollar denominated senior notes and our Exchangeable Loan as the U.S. dollar strengthened against the euro to September 3, 2003. This date is the effective date for transfer of the senior notes and Exchangeable Loan to equity in UGCE Common Stock. In the first half of 2003, we recognized a foreign exchange gain on our dollar denominated notes and our Exchangeable loan.

Gain on Extinguishment of Debt

        The gain on extinguishment of debt for the nine months ended September 30, 2003 relates to primarily to the cancellation of senior and senior discount notes held by third party. Upon consummation of the restructuring, UPC recognized gain on the effective retirement of its senior notes, senior discount notes and its Exchangeable Loan. The issuance of common stock by UGC Europe to third-party holders of the remaining UPC senior notes and senior discount notes was recorded at fair value on September 3, 2003. This fair value was significantly less than the accreted value of such debt securities as reflected in the

Company's historical consolidated financial statements. Accordingly, we recognized a gain of 1.9 billion on the extinguishment of debt such debt outstanding equal to the excess of the then accreted value of such debt over the fair value of UGC Europe common stock. In addition, the gain on extinguishment of debt for the nine months ended September 30, 2003 relates to the gain on the Tevel transaction, recognized during the three months ended March 31, 2003.

        The gain on extinguishment of debt for the nine months ended September 30, 2002 relates to the gain on the unwinding of certain cross currency swap agreements for 347.2 million, recognized during the three months ended September 30, 2002, and the gain on the restructuring and cancellation of costs associated with certain vendor contracts of Priority Telecom for 124.5 million, recognized during the six months ended June 30, 2002.

Gain on Sale of Investment in Affiliate to Related Party

        On April 9, 2003 we sold our investment in SBS Broadcasting to UnitedGlobalCom Europe B.V. for 100 million. As a result of the sale, we recognized a gain on sale of investments to related party of 25.5 million.

Gain (loss) on Sale of Assets and Investment in Affiliates

        The 134.5 million gain for the nine months ended September 30, 2002 consisted of a gain on the transfer of Germany shares of 150.3 million, partly offset by a loss of 15.8 million on the sale of assets. The 0.8 million loss for the nine months ended September 30, 2003 relates to losses on sale of assets.

Other Income and Expense, Net

        Other income and expense decreased 5.6 million to an expense of 0.6 million from an expense of 6.2 million for the three months ended September 30, 2003 and 2002, respectively. Other income and expense decreased 156.2 million to an expense of 14.6 million from an expense of 170.8 million for the nine months ended September 30, 2003 and 2002, respectively. Other income and expense primarily relates to the mark-to-market valuations of our cross currency and interest rate derivative contracts from period to period. Consequently, the movement is mainly attributable to the number of derivatives held by us, and the change in the underlying exchange rate and interest variables.

Reorganization Expenses, Net

        In connection with the UPC Chapter 11 Case, we were required to prepare our consolidated financial statements in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), issued by the American Institute of Certified Public Accountants until UPC's emergence on September 3, 2003, in relation to UPC Polska's Chapter 11 case which commenced July 7, 2003, UPC Polska is also required to prepare its consolidated financial statements in accordance with SOP 90-7. The reorganization expenses for the three and nine months ended September 30, 2003 was 5.6 million and 18.1 million, respectively. The amounts for Chapter 11 related reorganization expenses for UPC consist of professional fees of 21.3 million and 33.8 million for the three and nine months period ended September 30, 2003, respectively. The reorganization expense for UPC Polska includes a gain of 17.3 million and professional fees of 1.5 million in the three months ended September 30, 2003. The gain of 17.3 million relates to an adjustment of the carrying value of the UPC Polska Notes required to record these notes at the amounts expected to be allowed as claims in the UPC Polska's Chapter 11 case.

Sources of Capital Share in Results of Affiliated Companies, Net

        Share in results of affiliated companies decreased 1.1 million to a gain of 1.6 million from a gain of 2.8 million for the three months ended September 30, 2003 and 2002, respectively. Share in result of affiliated companies increased 40.6 million to a gain of 3.7 million from a loss of 36.9 million for the nine months ended September 30, 2003 and 2002, respectively. This increase is mainly attributable to:

  •
  our investment in PrimaCom A.G., which we wrote off as per June 30, 2002 and, consequently on which no more losses were recorded; and

  •
  our investment in SBS Broadcasting, which showed improved financial results during the first three months of 2003, and which we sold on April 9, 2003.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The adoption of SFAS 142 on January 1, 2002, resulted in a cumulative decrease of income of 1,498.9 million and a cumulative decrease of net goodwill of 1,498.9 million during the nine months period ended September 30, 2002. The amount of net loss as shown for the nine months period ended September 30, 2002 has been restated to include the effect of adoption of SFAS 142 as of January 1,2002.

Liquidity and Capital Resources

        Historically, we have financed our operations and acquisitions primarily from:

  •
  cash contributed by United Europe, Inc. upon our formation;

  •
  debt financed at the corporate level and at the operating company level;

  •
  equity raised in our initial public offering, secondary offering and private offering of convertible preference shares; the convertible preferred shares were exchanged for common stock in September 2003 ;

  •
  debt raised in our July 1999, October 1999 and January 2000 offerings of senior notes and senior discount notes; this debt was exchanged for equity (common stock) in September 2003;

  •
  proceeds from the UPC Distribution Bank Facility entered into by our wholly-owned subsidiaries UPC Distribution Holding B.V. and UPC Financing Partnership, Inc.;

  •
  proceeds from the May 2001 Exchangeable Loan entered into by our wholly-owned subsidiary Belmarken Holding B.V.; this debt was exchanged for equity (common stock) in September 2003; and

  •
  operating cash flow and working capital.

        In general, we have been primarily dependent on the capital markets in the past to fund acquisitions, developing systems and products and corporate overhead, using the cash contributed by United Europe, Inc. upon formation and debt and equity raised at the holding company levels for such purposes. Going forward we may access the capital markets again as a source of capital if terms and conditions are acceptable to us.

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

Restrictions under our UPC Distribution Bank Facility

        Our activities are restricted by the covenants of our UPC Distribution Bank Facility as amended on September 2003 Among other things, the UPC Distribution Bank Facility places certain limitations on our ability, and the ability of our subsidiaries, to borrow money, pay dividends, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

        With the successful completion of its restructuring, we believe that our existing cash balances, working capital, cash flow from operations and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations for the next year. However, should the operating results fall short of management's expectations, revisions to UGC Europe's bank facility or additional debt or equity may be necessary. Such debt or equity may not be able to be obtained in a timely manner or on acceptable terms.

Sources of Capital

        We had approximately 176.8 million of cash and cash equivalents on hand as of September 30, 2003. Our ability to access our borrowing capacity at the holding company and subsidiary level was restricted or eliminated as a result of the payment defaults under our senior notes from 1 February 2002 until 3 September 2003. As of the date of the filing, we have no such restrictions on our ability to make additional drawings under the UPC Distribution Bank Facility.

        In the remainder of 2003 and thereafter, we anticipate that the sources of capital possibly available to us will include working capital and operating cash flows, proceeds from the disposal of non-core investments, further internal reorganization and alignment of businesses, draw downs under the UPC Distribution Bank Facility, vendor financing and capital markets. We believe that our existing cash balances, our working capital and operating cash flow and draw downs available under the UPC Distribution Bank Facility will be sufficient to fund operations in the next 12 months.

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

        For the year 2003, we plan a slight increase on capital expenditures although customer premise equipment ("CPE") costs decreased in 2002 and are expected to decrease further based on current prices, which are negotiated centrally, and continue to decrease as market rates for such equipment continue to fall. In addition, tighter field controls have been implemented leading to higher rates of CPE retrieval.

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

Statements of Cash Flows

        As of September 30, 2003 we had cash and cash equivalents of 176.8 million, a decrease of 78.2 million from 255.1million as of December 31, 2002. As of September 30, 2002 we had cash and cash equivalents of 301.1 million, a decrease of 553.9 million from 855.0 million as December 31, 2001.

	For the Nine Months Ended September 30,
	2003	2002
	(In thousands of Euros)
Cash flows from operating activities	212,262	(298,725)
Cash flows from investing activities	(138,567)	(206,278)
Cash flows from financing activities	(140,186)	(50,114)
Effect of exchange rates on cash	(11,734)	1,210

Net decrease in cash and cash equivalents	(78,225)	(553,907)
Cash and cash equivalents at beginning of period	255,062	855,001

Cash and cash equivalents at end of period	176,837	301,094

For the nine months ended September 30, 2003

        Principal sources of cash during the nine-month period ended September 30, 2003 included 212.3 million from operating activities, 101.2 million of proceeds from the sale of assets, 10.0 million of proceeds from long-term and short-term borrowing, and 3.7 million of dividends received.

        Principal uses of cash during the nine month period ended September 30, 2003 included 150.2 million for repayment of long- and short-term debt facilities, 172.7 million of capital expenditures, 51.0 million for the settlement of a derivative loan, 10.0 million for restricted cash deposited, 9.1 million for the purchase of derivatives, and 0.7 million for acquisitions, net of cash acquired.

For the nine months ended September 30, 2002

        Principal sources of cash during the nine month period ended September 30, 2002 included 8.0 million of dividends received, 0.7 million from investments and advances to affiliated companies, net of repayment, 21.5 million from the sale of assets, and proceeds of 10.0 million from long- and short-term debt facilities.

        Principal uses of cash during the nine month period ended September 30, 2002 included 298.7 million for operating activities, 191.3 million for capital expenditures, 24.1 million for acquisitions, 60.1 million for the repayment of long- and short-term debt facilities, 9.4 million was deconsolidated, and 11.9 million for restricted cash deposited.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio

        As of September 30, 2003, we had cash and cash equivalents of approximately 176.8 million. We have invested this cash in highly liquid instruments, which meet high credit quality standards with original maturities at the date of purchase of less than three months. These investments are subject to interest rate risk and foreign exchange fluctuations (with respect to amounts invested in currencies outside the European Monetary Union). Additionally we hold certain investments in marketable debt and equity securities, which are subject to stock price fluctuations. To date we have not experienced any material losses with respect to our investment portfolio.

Credit Risk

        We monitor the financial risk of our trade counter parties. Subject to a materiality test, new vendors go through a credit check before a contract is awarded. Periodical financial analyses are made of a group of vendors that provide material proprietary services or products. As of September 30, 2003, we believe our portfolio of these vendors as a whole meets our internal criteria for acceptability.

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

September 30, 2003. The information is presented in Euro equivalents, as the Euro is our reporting currency.

	Amount Outstanding as of September 30, 2003
	Book Value	Fair Value
	(In thousands of Euros)
Cash and Cash Equivalents
USD Cash	80,105	80,105

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

        For descriptions of the UPC Polska Notes we refer to Note 8 of our audited consolidated financial statements for the year ended December 31, 2002, as included in our Annual Report on Form 10-K for such year. The interest rates of the notes are included in the interest rate sensitivity tables to which we refer.

        The table below provides information about our foreign currency exchange risk for debt, which is denominated in foreign currencies outside of the European Monetary Union as of September 30, 2003, including cash flows, based on the expected repayment date and related weighted-average interest rates for debt. The instruments' actual cash flows are denominated in foreign currency. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the nine months ended September 30, 2003. Contractual maturities of the indebtedness differ from the information shown in the tables.

	Amount Outstanding as of September 30, 2003		Expected Repayment as of September 30,
	Book Value	Fair Value	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Dollar Denominated Facilities
PCI Notes	12,426	12,426	12,426	–	–	–	–
UPC Polska 1998 Senior Discount Notes(1)	164,982	61,512	164,982	–	–	–	–
UPC Polska 1999 Senior Discount Notes(1)	146,804	58,552	146,804	–	–	–	–
UPC Polska 1999 Series C Senior Discount Notes(1)	18,529	9,404	18,529	–	–	–	–
UPC Distribution Bank Facility USD Tranche	297,599	297,599	1,488	2,976	2,976	2,976	287,183

Total	640,340	439,493	344,229	2,976	2,976	2,976	287,183

(1)
These notes are subject to compromise as of September 30, 2003. We refer to Note 3 "Polish Restructuring" to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Rate Sensitivity

        We actively manage our exposure to interest rates and use various financial instruments like interest rate swaps, interest rate caps and fixed and floating rate credit instruments, when available to us and are appropriate. We aim at fixing a minimum 50% of the interest rates on our bank debt to average tenors with a minimum tenor of one year. We actively monitor the various financial instruments available to us and expect to shift the use of instruments to less credit capacity intensive instruments in the near future, driven by the current credit risk appetite in the financial markets. We have consistently managed, where possible, our interest rate exposure through the use of these instruments.

        For descriptions of the UPC Polska Notes we refer to Note 8 of our audited consolidated financial statements for the year ended December 31, 2002, as included in our Annual Report on Form 10-K for such year.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2003, including cash flows based on the expected repayment dates and the related weighted-average interest rates. The information is presented in Euro equivalents, which is our reporting currency and is based on classification of indebtedness in our consolidated financial statements for the nine months ended September 30, 2003. Contractual maturities of the indebtedness differ from the information shown in the table.

	Amount Outstanding as of September 30, 2003		Expected Repayment as of September 30,
	Book Value	Fair Value	2004	2005	2006	2007	2008 and thereafter
	(In thousands of Euros)
Fixed and Variable Rate Facilities
Fixed rate PCI Notes	12,426	12,426	12,426	–	–	–	–
Average interest rate	9.875%	9.875%
Fixed rate UPC Polska 1998 Senior Discount Notes(1)	164,982	61,512	164,982	–	–	–	–
Average interest rate	14.500%	87.538%
Fixed rate UPC Polska 1999 Senior Discount Notes(1)	146,804	58,552	146,804	–	–	–	–
Average interest rate	14.500%	87.538%
Fixed rate UPC Polska 1999 Series C Senior Discount Notes(1)	18,529	9,404	18,529	–	–	–	–
Average interest rate	7.000%	42.260%
Variable rate UPC Distribution Bank Facility	2,970,849	2,970,849	147,791	412,245	645,570	645,570	1,119,673
EURIBOR/USDLIBOR + 2.25%-5.5%
Average interest rate	6.930%	6.930%
Capital lease obligations	49,653	49,653	2,665	2,822	3,028	3,291	37,847
Average interest rate	Various	Various
Other debt	16,434	16,434	4,027	3,837	2,074	1,067	5,429
Average interest rate	Various	Various

Total debt	3,379,677	3,178,830	497,224	418,904	650,672	649,928	1,162,949

Short term debt			5,257	–	–	–	–
Operating leases			48,335	33,170	25,506	20,150	52,378
Purchase commitments			27,537	11,168	2,288	200	–
Other long term obligations			63,177	41,313	42,418	30,791	58,309

Total commitments and short term debt			144,306	85,651	70,212	51,141	110,687

Total debt and commitments			641,530	504,555	720,884	701,069	1,273,636

(1)
These notes are subject to compromise. We refer to Note 3 "Polish Restructuring" of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity Prices

        As of September 30, 2003, we are exposed to equity price fluctuations related to our investments in equity securities. We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investment in Common Stock ("APB 18") and Securities and Exchange Commission Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equitable Securities. Under APB 18, a loss in value of an investment accounted for under the equity method, which is other than a temporary decline, should be recognized as a realized loss, establishing a new carrying value for the investment. Factors we consider in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including cash flows of the investee and any specific events which may influence the operations of the issuer and the intent and ability of us to retain our investments for a period of time sufficient to allow for any anticipated recovery in market value. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.

	Number of Shares	Fair Value September 30, 2003
	(In thousands of Euros, except share amounts)
United	5,569,240	29,142
PrimaCom AG	4,948,039	4,948
Sorrento	1,561,081	5,043

Cross-Currency and Interest Rate Swaps

        We entered into an interest rate swap in respect of 1,725 million of the UPC Distribution Bank Facility to fix the EURIBOR portion of the interest calculation at 4.5475% for the period ending April 15, 2003. This swap qualifies as an accounting cash flow hedge as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of this instrument are recorded through other comprehensive income in the consolidated statement of shareholders' equity. As per April 15, 2003, the interest rate swap expired and ceased to exist. In the first quarter of 2003, we bought protection on the interest rate exposure on the Euro denominated bank indebtedness for 2003 and 2004. As a result, EURIBOR (without the applicable margin) is capped at 3% for an amount totaling 2.7 billion. The changes in fair value of these caps are recorded through other income in the consolidated statement of operations. In June 2003, we entered into a cross currency swap and interest rate swap pursuant to which a USD 347.5 million obligation under the UPC Distribution Bank Facility was swapped at an average rate of 1.113 euros per U.S. dollar until July 2005.

        The consolidated balance sheet reflects these instruments as derivative assets or liabilities as appropriate.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

  As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance of achieving the desired control objective.

(b)
Changes in internal controls.

  There have been no significant changes in our internal reporting identified in connection with the evaluation described above that occurred during the last fiscal quarter covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding developments in certain legal proceedings to which the Company or any of its subsidiaries is a party, see Notes 2, 7 and 12 to our condensed consolidated financial statements included elsewhere herein.

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

	As of September 30, 2003
						Video			Telephony		Internet
	UPC Paid in Ownership	Homes in Service Area(1)	Homes Passed(2)	Two Way Homes Passed(3)	Basic Penetration	Analog Subscribers(4)	Digital Subscribers(5)	Direct to Home (DTH) Subscribers(6)	Homes Serviceable(7)	Residential Subscribers(8)	Homes Serviceable(9)	Residential Subscribers(10)	3rd Party ISP Subscribers(11)	Total RGUs(12)
Norway	100.0%	529,000	484,500	203,800	70.2%	340,000	32,800	–	138,200	23,300	203,800	35,000	–	431,100
Sweden	100.0%	770,000	421,600	267,000	65.9%	277,700	22,000	–	–	–	267,000	70,700	–	370,400
Belgium	100.0%	530,000	154,100	154,100	84.8%	130,700	–	–	–	–	154,100	26,800	–	157,500
France	92.0%	2,656,600	1,373,100	683,100	33.9%	465,700	6,800	–	683,100	55,800	683,100	23,900	–	552,200
The Netherlands	100.0%	2,651,500	2,596,000	2,338,700	89.2%	2,315,900	47,600	–	1,601,700	159,600	2,338,700	315,100	–	2,838,200
Austria	95.0%	1,081,400	923,300	920,100	53.9%	497,400	23,600	–	899,700	153,300	920,100	196,300	–	870,600

Total Western Europe		8,218,500	5,952,600	4,566,800		4,027,400	132,800	–	3,322,700	392,000	4,566,800	667,800	–	5,220,000

Poland	100.0%	1,872,800	1,872,800	336,800	52.4%	980,600	–	–	–	–	336,800	23,200	–	1,003,800
Hungary	99.8–100.0%	1,170,400	975,000	547,600	71.5%	697,000	–	89,500	87,200	64,600	515,300	35,600	500	887,200
Czech Republic	99.9–100.0%	913,000	681,400	243,100	43.4%	295,600	–	60,700	17,700	3,000	243,100	21,500	–	380,800
Romania	100%	659,600	458,400	–	72.1%	330,400	–	–	–	–	–	–	–	330,400
Slovak Republic	95.0–100%	517,800	383,500	66,500	73.7%	282,600	–	10,400	–	–	63,300	800	–	293,800

Total Eastern Europe		5,133,600	4,371,100	1,194,000		2,586,200	–	160,600	104,900	67,600	1,158,500	81,100	500	2,896,000

Total		13,352,100	10,323,700	5,760,800		6,613,600	132,800	160,600	3,427,600	459,600	5,725,300	748,900	500	8,116,000

Summary Operating Tables Notes

(1)
"Homes in Service Area" represents the number of homes in a certain franchise area that can potentially be served based on census data and other market information.

(2)
"Homes Passed" represents the number of homes that can be connected to our distribution system without further extending the cable network distribution plant.

(3)
"Two-Way Homes Passed" represents the number of homes passed by our network where customers can request and receive the installation of a two-way addressable set-top computer, cable modem and/or voice port which, in most cases, allows for the provision of video, voice and data (broadband) services.

(4)
"Analog Subscriber", comprises of MMDS customers, lifeline customers and basic analogue customers which are counted on a per connection basis. Commercial contracts with hotels, hospitals etc. are counted on an equivalent basic unit basis.

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

(10)
"Residential Internet Subscriber" is a home or commercial unit connected to our broadband network, where a customer has requested and is receiving chello broadband high-speed internet access services.

(11)
Broadband internet subscribers who are not served by chello broadband.

(12)
"Total Subscribers", or "Total RGUs" is the sum of Analog, Digital, DTH, Telephony and Broadband Internet Subscribers.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K filed during the Quarter
Date of Report	Date of Event	Item Reported
July 15, 2003	July 15, 2003	Item 7–Announcement that UPC released a press release that on July 11, 2003 the Dutch Attorney General delivered advice to the Dutch Supreme Court, which concluded that all of the grounds for the appeal in relation to the ratification of the Company's proposed plan of the compulsory composition are without merit and therefore the appeal should be dismissed.
July 28, 2003	July 28, 2003
Item 5 & 7–Disclosure of proposed disclosure statement filed with the United States Bankruptcy Court for the Southern District of New York on July 28, 2003, by UPC Polska, Inc., a subsidiary of UPC, with respect to the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the pre-negotiated plan of reorganization filed by UPC Polska, Inc.
August 14, 2003	August 14, 2003	Item 7 & 12–Announcement that on August 14, 2003 UPC filed a press release announcing its operating and financial results for the second quarter ending June 30, 2003.
August 26, 2003	August 26, 2003
Announcement that on August 26, 2003, the Dutch Supreme Court (Hoge Raad) rejected the appeal of the ratification of a proposed plan of compulsory composition (the "Akkoord"). The Supreme Court was the final point of appeal in relation to the ratification of the Akkoord.
August 28, 2003	August 28, 2003
Announcement that at the Extraordinary General Meeting held on August 28, 2003, the required absolute majority of shareholders voted in favor of a proposed amendment to the Company's articles of association to allow holders of ordinary shares C to convert one or more of their ordinary shares C into ordinary shares A on a one-for-one basis.
September 3, 2003	September 3, 2003	Item 5 & 7–Announcement that UGC Europe, Inc., a Delaware corporation (former known as New UPC, Inc.), became the successor issuer to United Pan-Europe Communications N.V.

Merrill Corporation Ltd, London
03LON2041

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

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
UGC EUROPE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Stated in thousands of Euros, except par value and number of shares) (Unaudited)
UGC EUROPE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Stated in thousands of Euros, except number of shares) (Unaudited)
UGC EUROPE, INC. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Stated in thousands of Euros, except number of shares) (Unaudited)
UGC EUROPE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in thousands of Euros) (Unaudited)
UGC EUROPE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
Results of Operations
Liquidity and Capital Resources
Consolidated Capital Expenditures
Statements of Cash Flows
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 5. Other information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES